Form 10-Q
period 2002-09-30
SCS TRANSPORTATION INC
filed 2002-11-04
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______________ to _______________

Commission file number: 0-49983

SCS TRANSPORTATION, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	48-1229851 (I.R.S. Employer Identification No.)

4435 Main Street, Suite 930 Kansas City, Missouri (Address of principal executive offices)	64111 (Zip Code)

(816) 960-3664
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No ☒
(Registrant has not been subject to filing requirements for past 90 days)

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2002

Common Stock, par value $.001 per share	14,650,478

SCS TRANSPORTATION, INC.

INDEX

		PAGE

PART I. FINANCIAL INFORMATION
ITEM 1:	Financial Statements

Condensed Consolidated Balance Sheets September 30, 2002 and December 31, 2001		3

Condensed Consolidated Statements of Operations Quarter and Nine Months Ended September 30, 2002 and 2001		4

Condensed Consolidated Statements of Cash Flows Nine Months Ended September 30, 2002 and 2001		5

Notes to Condensed Consolidated Financial Statements		6-10

ITEM 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	10-15

ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	16

ITEM 4:	Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1:	Legal Proceedings	17

ITEM 2:	Changes in Securities and Use of Proceeds	17

ITEM 3:	Defaults Upon Senior Securities	17

ITEM 4:	Submission of Matters to a Vote of Security Holders	17

ITEM 5:	Other Information	17

ITEM 6:	Exhibits and Reports on Form 8-K	17

Signature		20

Certifications		21-22

Exhibit Index		E-1

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS TRANSPORTATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)
(UNAUDITED)

	September 30,	December 31,
	2002	2001

ASSETS
Current Assets:
Cash	$2,383	$1,480
Accounts receivable	99,233	83,387
Prepaid expenses and other	35,558	28,589

Total current assets	137,174	113,456

Property and Equipment:
Cost	491,200	477,108
Less: accumulated depreciation	194,515	171,067

Net property and equipment	296,685	306,041

Goodwill and Other Assets	19,449	92,449

Total assets	$453,308	$511,946

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and checks outstanding	$23,584	$30,815
Wages and employees’ benefits	31,448	26,816
Other current liabilities	31,067	28,036
Current maturities of long-term debt	—	6,489

Total current liabilities	86,099	92,156

Other Liabilities:
Long-term debt, less current portion	127,100	32,346
Notes to former Parent	—	90,157
Deferred income taxes	54,590	58,949
Claims, insurance and other	14,751	8,689

Total other liabilities	196,441	190,141

Shareholders’ Equity:
Preferred stock, $.001 par value, 50,000 authorized, none issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 14,565,478 shares issued and outstanding	15	—
Additional paid-in capital	200,133	—
Retained earnings (deficit)	(29,380)	—
Parent company equity	—	229,649

Total shareholders’ equity	170,768	229,649

Total liabilities and shareholders’ equity	$453,308	$511,946

The accompanying notes are an integral part of these statements.

SCS TRANSPORTATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	Third Quarter		Nine Months

	2002	2001	2002	2001

Operating Revenue	$201,155	$195,152	$581,181	$586,764

Operating Expenses:
Salaries, wages and employees’ benefits	112,604	110,325	330,516	331,560
Purchased transportation	20,854	19,206	58,861	52,971
Operating expenses and supplies	34,792	34,971	97,382	109,960
Operating taxes and licenses	7,778	7,714	23,265	23,700
Claims and insurance	5,439	5,421	17,201	15,169
Depreciation and amortization	11,359	12,194	33,717	36,774
Operating (gains) and losses	233	(240)	495	(454)
Integration charges	—	—	—	6,705

Total operating expenses	193,059	189,591	561,437	576,385

Income from Operations	8,096	5,561	19,744	10,379
Nonoperating Expenses:
Interest expense	1,201	2,413	3,913	9,082
Other, net	77	91	153	83

Nonoperating expenses, net	1,278	2,504	4,066	9,165
Income Before Income Taxes and Cumulative Effect of Accounting Change	6,818	3,057	15,678	1,214
Income Tax Provision	2,813	1,634	6,652	2,246

Income (Loss) Before Cumulative Effect of Accounting Change	4,005	1,423	9,026	(1,032)
Cumulative Effect of Change in Accounting for Goodwill	—	—	(75,175)	—

Net Income (Loss)	$4,005	$1,423	$(66,149)	$(1,032)

Average common shares outstanding — basic and diluted	14,565	14,565	14,565	14,565

Basic and Diluted Earnings (Loss) Per Share:
Before cumulative effect of accounting change	$0.27	$0.10	$0.62	$(0.07)
Cumulative effect of change in accounting for goodwill	—	—	(5.16)	—

Net Income (Loss)	$0.27	$0.10	$(4.54)	$(0.07)

The accompanying notes are an integral part of these statements.

SCS TRANSPORTATION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(IN THOUSANDS)
(UNAUDITED)

	2002	2001

Operating Activities:
Net cash provided by operating activities	$17,232	$39,820

Investing Activities:
Acquisition of property and equipment	(29,359)	(17,748)
Proceeds from disposal of property and equipment	4,987	3,688

Net cash used in investing activities	(24,372)	(14,060)
Financing Activities:
Proceeds from issuance of long-term debt	110,789	—
Repayment of long-term debt	(22,525)	(1,298)
Equity contribution from former Parent	—	815
Net change in Notes to former Parent	(80,221)	(26,835)

Net cash provided by (used in) financing activities	8,043	(27,318)

Net increase (decrease) in cash	903	(1,558)
Cash at beginning of period	1,480	4,922

Cash at end of period	$2,383	$3,364

Supplemental Cash Flow Information:
Income taxes paid, net	$14,713	$485

Interest paid	$4,404	$9,081

Non cash transactions:
Equity contribution from former Parent	$6,936	$—

Decrease in intercompany debt	$(6,936)	$—

The accompanying notes are an integral part of these statements.

SCS TRANSPORTATION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements include the accounts of SCS Transportation, Inc. and its two wholly owned regional transportation subsidiaries (the Company or SCST), Saia Motor Freight Line, Inc. and Jevic Transportation, Inc.

     The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s 2001 audited consolidated financial statements included as an Exhibit to the Company’s registration statement on Form 10 that became effective September 9, 2002 (the Information Statement). Operating results for the quarter and nine month period ended September 30, 2002, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2002.

The Spin-off

     On July 19, 2002, the Yellow Corporation (Yellow) Board of Directors approved the spin-off of its 100 percent interest in SCST to Yellow shareholders (the Spin-off). On August 6, 2002, Yellow received a tax ruling from the Internal Revenue Service (IRS) which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code. SCST common stock is listed on the NASDAQ under the symbol “SCST”. On September 30, 2002 the Spin-off was consummated and SCST paid approximately $110.6 million of $113.6 million due in satisfaction of intercompany indebtedness to Yellow. The remaining $3.0 million liability is reflected as other current liabilities and was paid subsequent to September 30, 2002. These payments, in addition to the $16.4 million in subordinated notes assumed by the Company, comprised the $130 million dividend due Yellow under the Master Separation and Distribution Agreement. The remaining $6.9 million reduction in the intercompany indebtedness to Yellow was a capital contribution from Yellow to SCST. The Master Separation and Distribution and Tax Indemnification and Allocation Agreements between Yellow and SCST are both described further in the Information Statement on Form 10 and these agreements have been filed as Exhibits 10.3 and 10.4 herein. SCST shares were distributed to Yellow shareholders on the basis of one SCST share for every two Yellow shares held on the record date of September 3, 2002. The total number of SCST shares distributed was 14,565,478. At the Spin-off, SCST’s assets and liabilities have been reflected at historical cost.

Organization

     The Company provides regional overnight and second-day less-than-truckload (LTL) and selected truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). For the quarter ended September 30, 2002 Saia comprised approximately 63 percent and Jevic approximately 37 percent of total revenue.

     Certain of SCST’s long-term debt is guaranteed by its subsidiaries. The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange

Commission (SEC) regulations. SCST, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

New Accounting Pronouncements

     Effective January 1, 2002, SCST adopted Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and provides a single accounting model for the disposal of long-lived assets from continuing and discontinued operations. The adoption of this statement had no material impact on our financial position or results of operations.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

(2) Goodwill and Other Intangible Assets

     On June 30, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on January 1, 2002. SFAS No. 142 requires that upon adoption and at least annually thereafter, the Company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill will no longer be subject to amortization, resulting in an increase in annualized operating income and net income of $3.0 million.

     At December 31, 2001 the Company had $90 million of goodwill on its consolidated balance sheet, consisting primarily of $75.2 million remaining from the acquisition of Jevic. In valuing the goodwill of Jevic, the Company used an estimate of Jevic’s discounted cash flows in measuring whether goodwill was recoverable. Based on this estimate, the Company determined that 100 percent of the Jevic goodwill was impaired due to lower business volumes, compounded by a weak economy, and an increasingly competitive business environment. As a result, the Company recorded a non-cash charge of $75.2 million in the first quarter 2002, which was reflected as a cumulative effect of a change in accounting principle.

     The carrying amount of goodwill attributed to each reportable operating segment with goodwill balances and adjustments follows (in thousands):

	December 31,	Impairment	September 30,
	2001	Adjustment	2002

Saia	$14,796	$—	$14,796
Jevic	75,175	(75,175)	—

	$89,971	$(75,175)	$14,796

Actual results of operations before cumulative effect of accounting change for the third quarter and nine months of 2002 and pro forma results of operations for the third quarter and nine months of 2001 had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follow (in thousands, except per share amounts):

	Quarter Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Reported income (loss) before cumulative effect of accounting change	$4,005	$1,423	$9,026	$(1,032)
Add: Goodwill amortization	—	746	—	2,248

Adjusted income before cumulative effect of accounting change	$4,005	$2,169	$9,026	$1,216

Basic and diluted earnings per share:
Reported income (loss) before cumulative effect of accounting change	$0.27	$0.10	$0.62	$(0.07)
Goodwill amortization	—	0.05	—	0.15

Adjusted income before cumulative effect of accounting change	$0.27	$0.15	$0.62	$0.08

(3) Financing Arrangements

     On September 20, 2002 SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow in connection with the completion of the Spin-off on September 30,2002.

     The $100 million Senior Notes are unsecured, have a fixed interest rate of 7.38% and have an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain certain financial covenants including a ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), an interest coverage ratio and a tangible net worth, among others. At September 30, 2002, the Company was in compliance with these covenants.

     The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At September 30, 2002, SCST had borrowings under the Credit Agreement of $10.7 million and availability of $39.3 million. Under the terms of the Credit Agreement, SCST must maintain certain financial covenants including a ratio of total indebtedness to EBITDAR, an interest coverage ratio and a tangible net worth, among others. At September 30, 2002, the Company was in compliance with these covenants.

(4) Stock Options

     The Company has reserved and made stock option grants for 1.3 million shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the spin-off of SCST from Yellow, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of SCST were replaced with SCST Stock Options (New SCST Options) with a value identical to the value of the Old Yellow Options being replaced. The number of New SCST Options and their exercise price was determined based on the relationship of the SCST stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off.

     The New SCST Options expire ten years from the initial date the Old Yellow Options were originally issued by Yellow. The New SCST Options continue to vest ratably over the original four-year vesting period of the Old Yellow Options. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued

to Employees, in accounting for its plan. On October 1, 2002, options on 1,280,742 shares were outstanding at a weighted average exercise price of $4.81 and options on 620,812 shares were exercisable at a weighted average exercise price of $5.26. The weighted average remaining contractual life on the New SCST Options at October 1, 2002 was 6.9 years.

(5) Computation of Earnings Per Share

     The calculation of basic and diluted earnings per share for the periods ended September 30, 2002 and all prior periods was based upon the shares outstanding as of the date of the Spin-off from Yellow, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share will include the dilutive impact of outstanding stock options.

(6) Business Segment Information

     The Company reports financial and descriptive information about its reportable operating segments on a basis consistent with that used internally for evaluating segment operating performance and allocating resources to segments.

     The Company has two reportable segments, which are strategic business units that offer different products and services. Saia is a regional LTL carrier that provides primarily overnight and second-day service in twenty-one states and Puerto Rico. Jevic is a hybrid heavy LTL and TL carrier that provides primarily overnight and second-day regional service and interregional service throughout the United States.

     The segments are managed separately because each requires different operating, technology and marketing strategies. The Company evaluates performance primarily on operating income and return on capital.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s 2001 consolidated financial statements included in the Information Statement filed on Form 10. Management fees and other corporate services are charged to segments based on direct benefit received or allocated based on revenue. The following table summarizes the Company’s operations by business segment (in thousands):

			Corporate
			and
	Saia	Jevic	Other	Consolidated

As of September 30, 2002
Identifiable assets	$295,982	$157,676	$(350)	$453,308
As of December 31, 2001
Identifiable assets	$280,427	$231,519	$—	$511,946
Quarter ended September 30, 2002
Operating revenue	$127,580	$73,575	$—	$201,155
Income (loss) from operations	6,526	1,851	(281)	8,096
Quarter ended September 30, 2001
Operating revenue	$125,072	$70,080	$—	$195,152
Income (loss) from operations	5,077	1,060	(576)	5,561
Nine months ended September 30, 2002
Operating revenue	$366,636	$214,545	$—	$581,181
Income (loss) from operations	16,176	3,650	(82)	19,744
Nine months ended September 30, 2001
Operating revenue	$367,179	$219,585	$—	$586,764
Income (loss) from operations	6,577	4,919	(1,117)	10,379

(7) Commitments and Contingencies

     The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

     The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (also referred to as SCST). This discussion should be read in conjunction with the accompanying condensed consolidated financial statements and our 2001 audited consolidated financial statements included as an Exhibit to the Company’s registration statement on Form 10 that became effective September 9, 2002 (the Information Statement). These financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

     SCST is a leading transportation company providing regional and interregional less-than-truckload (LTL) and selected truckload (TL) service solutions to more than 64,000 customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey. On September 30, 2002, Yellow Corporation completed a tax-free distribution to its shareholders of 100 percent of the outstanding common stock of SCST.

     The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundred weight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, insurance claims and expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $1,000,000 for medical, workers’ compensation, auto liability, casualty and cargo claims. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, severity and other assumptions. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions and historical trends.

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for plant and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are continuously evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. On January 1, 2002, SCST adopted Financial Accounting Standards Board Statement No. 142 — Goodwill and Other Intangible Assets. The statement requires that, on adoption and at least annually thereafter, SCST assess goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of goodwill could differ from these assumptions based on market conditions and other factors.

•	Revenue Recognition and Related Allowances. SCST’s accounting policy for revenue recognition is based on relative times for shipments in transit at the balance sheet date with expenses being recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivables include estimates of unbilled revenue, estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

Estimates of unbilled revenue arise from a time lag of generally up to 3 days between the pick-up of the shipment and the generation of the invoice. This revenue is recognized in a systematic process and the estimate is for invoices that are essentially complete, with little subjectivity of the amounts accrued. Estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers. Since the cycle of the majority of shipments is generally 1-3 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections. Billing adjustments are primarily made for discounts and billing corrections. These estimates are continuously evaluated and updated, however changes in economic conditions, pricing arrangements, etc. can significantly impact these estimates.

     These accounting policies, and others, are described in further detail in the notes to our 2001 audited consolidated financial statements.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

RESULTS OF OPERATIONS

Quarter and nine months ended September 30, 2002 vs. quarter and nine months ended September 30, 2001

Revenue and volume

     Operating revenue of SCST for the quarter ended September 30, 2002 was $201 million, up 1.5 percent on a per day basis from $195 million for the quarter ended September 30, 2001. The third quarter of 2002 had one more workday than the third quarter of 2001. After several quarters of continuing economic weakness, Saia and Jevic experienced quarter-over-quarter shipment increases and while Saia had quarter over quarter tonnage increases, Jevic’s tonnage was relatively flat between quarters. The quarter-over-quarter decline in fuel prices resulted in a $1.0 million decrease in fuel surcharge revenue in 2002 versus 2001, which contributed to part of the deterioration in yields. For the nine months ended September 30, 2002 revenues were $581 million versus $587 million for the nine months ended September 30, 2001, primarily due to the sluggish economy.

     The financial and operational statistics of Saia have been presented to reflect the merger of WestEx and Action Express into Saia, which was effective March 4, 2001 as further described in the SCST audited financial statements. Saia had operating revenue of $128 million for the quarter ended September 30, 2002, up 0.4 percent on a per day basis from $125 million for the quarter ended September 30, 2001. Quarter-over-quarter Saia LTL revenue per hundredweight (a measure of yield) decreased 2.6 percent to $9.77 per hundredweight for the quarter ended September 30, 2002, while adjusted for equivalent workdays, LTL tonnage was up 3.3 percent to 602,000 tons and LTL shipments were up 3.4 percent to 1.1 million shipments. The decrease in yield is a combination of freight mix, competitive pricing pressure and decrease in fuel surcharge revenue. For the nine months ended September 30, 2002, Saia had operating revenue of $367 million, consistent with the nine months ended September 30, 2001. Saia implemented a 5.9% general rate increase effective July 15, 2002, on all noncontractual accounts.

     Jevic had operating revenue of $74 million for the quarter ended September 30, 2002, up 3.3 percent on a per day basis from operating revenue of $70 million for the quarter ended September 30, 2001. Jevic yield increased 2.3 percent to $6.34 per hundredweight, while quarter-over-quarter tonnage was down 0.3 percent on a per day basis to 567,000 tons and shipments were up 2.0 percent to 244,000 shipments. Jevic experienced improved volume trends in the third quarter of 2002 after several quarters of declining trends due to the economic downturn and competition. The increase in yield is due to a firming in the pricing environment and implementation of an August general rate increase on LTL of approximately 5.9%. For the nine months ended September 30, 2002 Jevic had operating revenue of $215 million, a decrease of 2.3 percent on a per day basis from $220 million for the nine months ended September 30, 2001.

Operating income

     Operating income for SCST for the quarter ended September 30, 2002 was $8.1 million versus $5.6 million for the quarter ended September 30, 2001. The increase in operating income is primarily due to a combination of cost management efforts and a modest increase in shipping volumes. The third quarter 2002 operating ratio (operating expenses divided by net revenue) for SCST was 96.0 compared to the third quarter 2001 operating ratio of 97.2.

     Operating income for the nine months ended September 30, 2002 was $19.7 million versus $10.4 million for the nine months ended September 30, 2001. The operating income in 2001 included $6.7 million of one-time costs for the integration of WestEx and Action Express into Saia. SCST operating ratio for the nine months ended September 30, 2002 was 96.6 compared to the operating ratio for the nine months ended September 30, 2001 of 98.2. Both Saia and Jevic focused on cost management and took action to control variable costs through the periods of economic downturn. However, these costs reductions were partially offset by increases in workers’ compensation and other insurance costs and other operating expenses.

     Saia third quarter 2002 operating income was $6.5 million compared to operating income of $5.1 million for the third quarter of 2001. Despite the decrease in yield discussed above, Saia improved its operating income due to strong cost controls and improved operating efficiencies. Additionally, Saia implemented a wage increase in August 2002 resulting in a 2.9 percent increase in salaries and wages for the third quarter of 2002 over the third quarter of 2001, which was substantially offset by labor productivity gains and other expense reductions. As of the end of third quarter of 2002, Saia's wage rates are 4 percent higher than the end of third quarter of 2001. Saia increased its use of purchased transportation to fill peak capacity needs during the third quarter of 2002 versus the prior period.

     Saia operating ratio was 94.9 for the third quarter 2002 compared to 95.9 in the third quarter of 2001. Saia quarter-over-quarter yield deteriorated from competitive pricing pressure but was offset by tonnage increases, productivity gains and variable cost control. For the nine months ended September 30, 2002 Saia had operating income of $16.2 million compared to operating income of $6.6 million for the nine months ended September 30, 2001. Saia operating ratio was 95.6 for the first nine months of 2002 compared to an operating ratio of 98.2 for the first nine months of 2001. Integration charges in 2001 were $6.7 million related to the integration of WestEx and Action Express into Saia.

     Jevic third quarter 2002 operating income was $1.9 million compared to $1.1 million for the third quarter in 2001. Jevic operating ratio was 97.5 for the third quarter of 2002 compared to 98.5 for the third quarter of 2001. Jevic’s increased profitability resulted from quarter-over-quarter yield improvement and the elimination of goodwill amortization of approximately $0.5 million in the third quarter of 2001. Jevic results for the quarter ended September 30, 2002 also include $0.9 million higher than anticipated workers’ compensation expense relating to Jevic’s implementation of a more conservative, actuarial estimate for establishing workers’ compensation reserves. This increase in profitability was obtained despite a 3.4 percent average wage increase over wages in the third quarter of 2001. The wage increase was offset by a reduction in purchased transportation as Jevic more efficiently utilized purchased transportation in meeting its peak capacity needs. For the nine months ended September 30, 2002 Jevic had operating income of $3.7 million and an operating ratio of 98.3 compared to operating income of $4.9 million and an operating ratio of 97.8 for the nine months ended September 30, 2001.

     SCST had nonoperating expenses of $1.3 million in the third quarter of 2002 compared to nonoperating expenses of $2.5 million in the third quarter of 2001. Substantially all SCST nonoperating expenses represent interest expense. The decrease in interest cost is a result of a combination of lower debt and lower interest rates in 2002 versus 2001. The effective tax rate for the third quarter of 2002 was 41 percent compared to an effective tax rate of 53 percent in the third quarter of 2001. Net income was $4.0 million in the third quarter of 2002 compared to net income of $1.4 million in the third quarter of 2001. For the nine months ended September 30, 2002 SCST had nonoperating expenses of $4.1 million compared to $9.2 million in the prior year again reflecting lower interest costs. The results of operations in 2002 reflect a non-cash charge of $75.2 million for the impairment of goodwill associated with Jevic. Income before cumulative effect of the goodwill impairment was $9.0 million for the nine months ended September 30, 2002 compared to a net loss of $1.0 million for the nine months ended September 30, 2001. Including the goodwill impairment, the net loss for the first nine months of 2002 was $66.1 million.

Working capital/capital expenditures

     SCST’s working capital increased from $21.3 million at December 31, 2001 to $51.1 million at September 30, 2002. The change in working capital is predominantly a result of seasonal increases in accounts receivable and a decrease in current maturities of long-term debt and accounts payable and checks outstanding. Net capital expenditures were $24.4 million for the nine months ended September 30, 2002 compared to $14.1 million for the nine months ended September 30, 2001. The first nine months of 2002 capital investments primarily represent capital replacement of revenue equipment and the purchase of two new terminals for Saia, net of proceeds from the sale of an existing Saia terminal.

Outlook

     Our outlook assumes no significant economic recovery or deterioration in the fourth quarter of 2002. We anticipate our portfolio of transportation trucking solutions will continue to generate long-term growth.

     In the short-term, we will continue to focus on cost management efforts, while further improving productivity and positioning the Company for longer-term growth. Actual results for 2002 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery or downturn, our ability to match capacity with shifting volume levels, competitive pricing pressures and insurance claims. In addition, adjustments to our fuel surcharge levels lag changes in actual diesel fuel prices paid. Therefore, our operating income can be affected should the price of diesel fuel suddenly change by a significant amount.

     See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

     See Note 1 to the accompanying financial statements for further discussion of recent accounting pronouncements.

FINANCIAL CONDITION

     SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

     To ensure long-term liquidity, SCST has historically maintained working capital line-of-credit agreements with Yellow totaling $225 million at December 31, 2001. These line-of-credit agreements had interest at 50 basis points over LIBOR rate, adjusted quarterly. These line of credit arrangements with Yellow were refinanced with third party debt facilities in connection with the Spin-off. In addition, SCST had third party borrowings of approximately $16.4 million in a subordinated debt facility. SCST had approximately $120.5 million outstanding under the line-of-credit agreements with Yellow immediately prior to the Spin-off, of which $110.6 million was repaid to Yellow under the terms of the Spin-off. Additionally, $3.0 million of the line-of-credit with Yellow is reflected as other current liabilities and was paid subsequent to September 30, 2002. The remaining $6.9 million reduction in the line-of-credit with Yellow was a capital contribution to SCST from Yellow.

     In connection with the Spin-off, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST also entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow discussed above.

     The $100 million Senior Notes are unsecured with a fixed interest rate of 7.38% and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), an interest coverage ratio and a tangible net worth, among others.

     The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At September 30, 2002, SCST had borrowings under the Credit Agreement of $10.7 million and availability of $39.3 million. The remaining portion of the Credit Agreement is available for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a ratio of total indebtedness to EBITDAR, an interest coverage ratio and a tangible net worth, among others.

     At September 30, 2002 Yellow provided on behalf of SCST approximately $3.8 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. A lack of availability of surety bonds could result in the need for Yellow to issue additional letters of credit. At September 30, 2002, Yellow has provided on behalf of SCST $29.0 million in outstanding letters of credit. Subsequent to September 30, SCST replaced $15.0 million of the Yellow provided letters of credit with letters of credit drawn upon SCST’s new credit facility. Yellow will continue to provide SCST with the majority of its collateral to support SCST’s various insurance programs for all insurance risks through February 28, 2003. The collateral support by Yellow is expected to remain in place for at least four years from the Spin-off date, but the agreement is not limited to any length of time. However, the agreement does provide for significant increases in the cost to SCST for the collateral support by Yellow after the end of the fourth year.

     Projected net capital expenditures for 2002 are $27.5 million, an increase from 2001 net capital expenditures of $19.6 million. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

     Actual net capital expenditures are summarized in the following table (in millions):

	Nine months	Year ended	Year ended
	ended 2002	2001	2000

Land and structures:
Additions	$6.6	$3.3	$11.1
Sales	(1.1)	—	(0.4)
Revenue equipment	12.2	8.6	38.9
Technology and other	6.7	7.7	9.4

Total	$24.4	$19.6	$59.0

     In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited financial statements included in our Information Statement filed under Form 10, and in “Contractual Cash Obligations” below.

CONTRACTUAL CASH OBLIGATIONS

     The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2002 (in millions):

	Payments Due by Fiscal Year

						There-
	2002(1)	2003	2004	2005	2006	after	Total

Contractual Cash Obligations
Recorded Obligations:
Revolving line of credit (2)	$—	$—	$—	$10.7	$—	$—	$10.7
Long-term debt (2)	—	—	—	1.3	6.4	108.7	116.4
Operating leases	2.4	8.1	5.7	3.7	1.8	1.1	22.8

Total contractual obligations	$2.4	$8.1	$5.7	$15.7	$8.2	$109.8	$149.9

(1)	Cash obligations for the remainder of 2002.

(2)	See Note 3 to the accompanying financial statements.

	Amount of Commitment Expiration by Fiscal Year

						There-
	2002(1)	2003	2004	2005	2006	after	Total

Other Commercial Commitments
Available line of credit	$—	$—	$—	$39.3	$—	$—	$39.3
Letters of credit	—	29.0	—	—	—	—	29.0
Surety bonds	—	5.7	0.1	—	—	—	5.8

Total commercial commitments	$—	$34.7	$0.1	$39.3	$—	$—	$74.1

(1)	Commercial obligations for the remainder of 2002.

FORWARD-LOOKING STATEMENTS

     Certain statements in this Report, including those contained in “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Forward-looking statements include those preceded by, followed by or that include the words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties. These factors include, but are not limited to, general economic conditions; labor relations; governmental regulations; cost and availability of fuel; inclement weather; competitive initiatives and pricing pressures; self insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in other filings with the Securities and Exchange Commission.

     As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Report. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the financial statements. To mitigate our risk to rising fuel prices, Saia and Jevic each have implemented effective fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of September 30, 2002. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on the prime rate as of September 30, 2002.

	Expected Maturity Date						2002

								Fair
	2002	2003	2004	2005	2006	Thereafter	Total	Value

Fixed Rate Debt	$—	$—	$—	$1.3	$6.4	$108.7	$116.4	$115.8
Average Interest Rate	0.00%	0.00%	0.00%	7.00%	7.30%	7.33%
Variable Rate Debt	$—	$—	$—	$10.7	$—	$—	$10.7	$10.7
Average Interest Rate	0.00%	0.00%	0.00%	4.75%	0.00%	0.00%

Item 4. Controls and Procedures

     We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

     Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc.

3.2	Amended and Restated By-laws of SCS Transportation, Inc.

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002

10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002)

10.2	Senior Notes Master Shelf Agreement dated as of September 20, (incorporated herein by reference to Exhibit 10.2 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002)

10.3	Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc.

10.4	Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

      During the quarter ended September 30, 2002, SCS Transportation, Inc. filed no Current Reports on Form 8-K.

Saia Motor Freight Line, Inc.
Financial Information
For the Quarter and Nine Months Ended September 30, 2002 and 2001
(Amounts in thousands)

	Third Quarter		%	Nine Months			%

	2002	2001	Change	2002	2001		Change

Operating revenue	127,581	125,072	2.0	366,635	367,179		(0.1)
Operating income	6,526	5,077		16,176	6,577	*
Operating ratio	94.9	95.9		95.6	98.2

					Third Quarter

		Third Quarter		%	Amount/Workday		%

		2002	2001	Change	2002	2001	Change

Workdays					64	63
F/S Revenue	LTL	117,496	115,093	2.1	1,835.9	1,826.9	0.5
	TL	10,085	9,979	1.1	157.6	158.4	(0.5)
	Total	127,581	125,072	2.0	1,993.5	1,985.3	0.4
Revenue excluding	LTL	117,572	115,083	2.2	1,837.1	1,826.7	0.6
revenue recognition	TL	10,091	9,978	1.1	157.7	158.4	(0.4)
adjustment	Total	127,663	125,061	2.1	1,994.8	1,985.3	0.5
Tonnage	LTL	602	574	4.9	9.40	9.10	3.3
	TL	138	136	1.3	2.15	2.16	(0.3)
	Total	740	710	4.2	11.55	11.26	2.6
Shipments	LTL	1,131	1,076	5.1	17.67	17.09	3.4
	TL	17	16	11.4	0.27	0.25	9.7
	Total	1,148	1,092	5.2	17.94	17.34	3.5
Revenue/cwt	LTL	9.77	10.03	(2.6)
	TL	3.67	3.67	(0.1)
	Total	8.63	8.82	(2.1)
Revenue/cwt	LTL	9.56	9.76	(2.0)
(excluding fuel surcharge)	TL	3.65	3.63	0.4
	Total	7.78	7.89	(1.4)
Revenue/shipment	LTL	103.96	106.91	(2.8)
	TL	577.78	636.64	(9.2)
	Total	111.17	114.51	(2.9)

*	Nine Months — 2001 Operating income includes $6,705 in one-time integration costs due to the merger of Westex and Action into Saia.

Jevic Transportation, Inc.
Financial Information
For the Quarter and Nine Months Ended September 30, 2002 and 2001
(Amounts in thousands)

	Third Quarter		%	Nine Months		%

	2002	2001	Change	2002	2001	Change

Operating revenue	73,575	70,080	5.0	214,545	219,585	(2.3)
Operating income	1,851	1,060		3,650	4,919
Operating ratio	97.5	98.5		98.3	97.8

					Third Quarter

		Third Quarter		%	Amount/Workday		%

		2002	2001	Change	2002	2001	Change

Workdays					64	63
F/S Revenue	LTL	47,170	44,833	5.2	737.0	711.6	3.6
	TL	25,054	24,311	3.1	391.5	385.9	1.4
	Other	1,351	936	44.3	21.1	14.9	41.6
	Total	73,575	70,080	5.0	1,149.6	1,112.4	3.3
Revenue excluding	LTL	46,949	44,964	4.4	733.6	713.7	2.8
revenue recognition	TL	24,941	24,381	2.3	389.7	387.0	0.7
adjustment	Other	1,351	936	44.3	21.1	14.9	41.6
	Total	73,241	70,281	4.2	1,144.4	1,115.6	2.6
Tonnage	LTL	249	245	1.6	3.89	3.89	0.0
	TL	318	315	1.0	4.97	5.00	(0.5)
	Total	567	560	1.3	8.86	8.89	(0.3)
Shipments	LTL	209	202	3.9	3.26	3.20	2.3
	TL	35	35	1.7	0.55	0.55	—
	Total	244	237	3.6	3.81	3.75	2.0
Revenue/cwt	LTL	9.42	9.18	2.7
	TL	3.92	3.87	1.3
	Total	6.34	6.19	2.3
Revenue/cwt	LTL	9.22	8.93	3.3
(excl. fuel surcharge)	TL	3.84	3.77	1.8
	Total	6.20	6.03	2.9
Revenue/shipment	LTL	224.78	223.67	0.5
	TL	707.91	703.80	0.6
	Total	294.52	294.25	0.1

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: November 4, 2002	/s/ James J. Bellinghausen

James J. Bellinghausen Vice President of Finance and Chief Financial Officer

CERTIFICATION

     I, Herbert A. Trucksess, III, Chairman, President and Chief Executive Officer of SCS Transportation, Inc. (“registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002

/s/ Herbert A. Trucksess, III

Herbert A. Trucksess, III Chairman, President and Chief Executive Officer

CERTIFICATION

     I, James J. Bellinghausen, Vice President of Finance and Chief Financial Officer of SCS Transportation, Inc. (“registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 4, 2002

/s/ James J. Bellinghausen James J. Bellinghausen Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc.

3.2	Amended and Restated By-laws of SCS Transportation, Inc.

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002

10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002)

10.2	Senior Notes Master Shelf Agreement dated as of September 20, (incorporated herein by reference to Exhibit 10.2 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002)

10.3	Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc.

10.4	Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc.

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1