Form 10-K
period 2002-12-31
SCS TRANSPORTATION INC
filed 2003-03-14
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      to

Commission file number: 0-49983

SCS Transportation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851

(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.)

4435 Main Street, Suite 930
Kansas City, Missouri	64111

(Address of Principal Executive Offices)	(Zip Code)

(816) 960-3664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Names of each exchange on which registered

Common Stock, par value $.001 per share Preferred Stock Purchase Rights	The Nasdaq National Market The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ (Registrant has not been subject to filing requirements for past 90 days)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The aggregate market value of the 14,595,193 shares of voting stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors or 10 percent stockholders) was $172,223,277 based on the last sales price of the Common Stock on February 18, 2003, as reported on the Nasdaq National Market. The number of shares of Common Stock outstanding as of February 18, 2003 was 14,704,410.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2002, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 23, 2003.

PART I.

Item 1. Business

Overview

SCS Transportation, Inc. (SCST or the Company) is a leading transportation company that provides a variety of trucking transportation and supply chain solutions to a broad range of industries, including the retail, petrochemical and manufacturing industries. Through our operating subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic), we serve a wide variety of customers by offering regional, interregional and national less-than-truckload, or LTL, services and selected truckload, or TL, services across the United States, with a focus on regional transportation solutions. None of our approximately 7,500 employees is represented by a union.

We were organized in 2000 as a wholly owned subsidiary of Yellow Corporation (Yellow) to better manage its regional transportation business. Our business consists of (1) Saia, which was acquired by Yellow in 1993 (including WestEx and Action Express, two western regional subsidiaries acquired in 1994 and 1998, respectively, and merged into Saia in 2001), and (2) Jevic, which was acquired by Yellow in 1999. We became an independent public company on September 30, 2002 as a result of a 100 percent tax-free distribution of shares to Yellow shareholders (the Spin-off). Each Yellow shareholder received one share of SCST stock for every two shares of Yellow stock held as of the September 3, 2002 record date. As a result of the Spin-off, Yellow does not own any shares of our capital stock.

We operate two business segments, Saia and Jevic. In 2002, Saia generated revenue of $490 million and operating income of $21.9 million. In 2001, Saia generated revenue of $485 million and operating income of $9.7 million. In 2002, Jevic generated revenue of $286 million and operating income of $5.8 million. In 2001, Jevic generated revenue of $286 million and operating income of $6.0 million. Information regarding revenues and operating income of Saia and Jevic are contained in the notes to our audited financial statements contained in this annual report.

Operating Subsidiaries

Saia Motor Freight Line, Inc.

Founded in 1924, Saia is a leading multi-regional LTL carrier that serves the South, Southwest, Pacific Northwest and the West. Saia specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Within these service options, Saia provides its customers with the flexibility to handle shipments between 100 and 10,000 pounds.

Saia has invested substantially in technology to enhance its ability to monitor and manage service operations and profitability. These data capabilities enable Saia to provide its trademarked Customer Service Indicators program, allowing customers to monitor service performance. Customers can access the information via the Internet to help manage their shipments. The Customer Service Indicators measure the following: on-time pickup; on-time delivery; claims settled within 30 days; claim free shipments; proof of delivery request turnaround; and invoicing accuracy. The index provides both Saia and the customer with a report card of overall service levels.

Saia operates a network comprised of 109 service facilities. The average Saia shipment weighs approximately 1,300 pounds and travels an average distance of approximately 530 miles. In March 2001, Saia successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. Saia has approximately 5,100 employees.

Jevic Transportation, Inc.

Founded in 1981, Jevic is a specialized LTL ground transportation services provider that also offers selected TL services throughout the continental United States and Canada. Jevic specializes in offering its customers standard and customized regional transportation solutions based on its non-traditional Breakbulk-Free® operating model, often eliminating the need to rehandle freight at interim and destination service facilities. In 2002, the average shipment weight was approximately 4,600 pounds, and the average shipment distance was approximately 735 miles. Jevic has approximately 2,400 employees.

The Jevic approach offers customers a broad line of LTL and TL services that can accommodate a wider range of shipment sizes and trip lengths than traditional regional carriers. Jevic develops integrated solutions for customers designed to lower their overall supply chain costs, which can include direct-to-customer deliveries, multi-shipper order consolidation for their inbound supplies, and express and time-definite deliveries. Approximately half of the Jevic trailers are heated and service customers with temperature-sensitive requirements. Jevic is a partner with the American Chemical Council Responsible Care Program and derives over 50 percent of its revenue from the chemical and chemical-related sectors.

The technology employed by Jevic is crucial to its Breakbulk-Free® LTL operating model. Jevic uses the Qualcomm OmniTRACS satellite-based communications system, facilitating the load planning and capacity management processes critical to its operating structure. To leverage this information, Jevic has developed a proprietary suite of programs called PreSys® (predictive systems) providing information to effectively anticipate volumes, optimize load planning and meet customer services expectations while minimizing cost.

Industry

According to an American Trucking Association report, in 2001 the trucking industry accounted for 87.3 percent of total domestic freight revenue, or $610 billion, and 67.4 percent of domestic freight volume. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability, shipment integrity and speed than other surface transportation options.

The trucking industry consists of three segments, including private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” groups, TL and LTL, are based on the typical shipment sizes handled by transportation service companies: TL refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds.

SCST is primarily an LTL carrier. The LTL segment accounted for approximately $63 billion of revenue in 2001, or 10.3 percent of total trucking revenue according to the American Trucking Association.

LTL transportation providers consolidate numerous orders generally ranging from 100 to 10,000 pounds from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service centers. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service centers and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” center. Depending on the distance shipped, the LTL segment is typically classified into three subgroups:

•	Regional — Average distance is typically less than 500 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination centers, which increase service reliability and avoid costs associated with intermediate handling.

•	Interregional — Average distance is usually between 500 and 1,000 miles with a focus on serving two- and three-day markets.

•	National — Average distance is typically in excess of 1,000 miles with focus on service in two- to five-day markets. National providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service centers, multiple distribution centers, and a relay network. To gain service and cost advantages, they occasionally ship directly between service centers, reducing intermediate handling.

Over the last several years there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple subgroups.

Saia operates as a traditional LTL carrier with a primary focus on regional LTL one- and two-day lanes. Although Jevic focuses on the LTL sector, its non-traditional operating model allows it to provide high quality service across sector boundaries of weight (LTL and TL) and distance (regional, interregional and national).

The TL segment is the largest portion of the “for-hire” truck transportation market. In 2001 the TL segment generated approximately $274 billion in revenue or 45 percent of total trucking revenue according to the American Trucking Association. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds at one time, making multiple delivery stops.

Because TL carriers do not require an expansive network to provide point-to-point service, the overall cost structure of industry participants is typically low relative to LTL service providers. The segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a TL company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. While Saia does not compete extensively in the TL sector, Jevic derives approximately one-third of its revenues from TL services.

Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment, largely due to the number of transactions and number of customers served on a daily basis. Saia, for example, picks up approximately 17,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving operations, maximizing loads and effectively managing yields. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment, with a few large national carriers and several large regional carriers.

Business Strategy

Saia has grown over the last decade through a combination of organic growth and the integration in 2001 with WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest, and Action Express operated in the Pacific Northwest and Rocky Mountain states. Saia has successfully integrated these two companies, which had contiguous regional coverage with minimal overlap. All historical segment data for Saia has been restated to give effect to this integration.

Yellow recognized Jevic as an opportunity to acquire a complementary business that would offer additional growth potential to its more traditional LTL network service. Jevic was acquired by Yellow in July 1999.

Key elements of our business strategy to increase growth and profitability include:

Continue focus on delivering best-in-class service.

The foundation of our growth and profitability strategy is a continuing commitment to delivering high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and to maintain and gain market share.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be as much as 15 percent to 20 percent. This improves margins, asset turnover and return on capital. To further support this initiative, sales staffing is being increased by approximately 15 percent by the end of the first quarter of 2003. The additional staffing is being deployed in markets and towards customer segments that provide the greatest opportunities for profitable growth.

Continue focus on improving operating efficiencies.

As a result of aggressive management initiatives and ongoing establishment of comprehensive operating best practices, both Saia and Jevic continue to improve operating efficiency. This success helps offset a variety of structural cost increases like casualty insurance, wage rates and health care benefits. We believe our companies are well positioned to manage costs and asset utilization should the economy remain soft and we continue to see new opportunities for cost savings.

Manage yields and business mix.

This strategy involves managing both the pricing process and the mix of customers, in ways that allow our networks to operate more profitably. While regional pricing remains highly competitive, it appears to have improved relative to the first half of 2002 trends.

During 2002, Saia reduced business levels in the retail customer segment by eliminating selected business with costly handling characteristics. The reduction in business was offset by targeted growth with lower yielding but more profitable industrial customers.

Expand geographic footprint.

When the time is right, we plan to pursue geographic expansion as it promotes earnings growth and improves our customer value proposition. We have increased our financial capacity during 2002, which allows us to be more opportunistic with growth initiatives.

We actively monitor opportunities to add service facilities where we have sufficient density and we see potential for future volume growth. Both Saia and Jevic have added modest facility capacity, including Jevic’s expansion to Los Angeles and capacity expansion in Houston in 2002, and in Saia’s 2001 opening of three new service facilities in Oregon, North Carolina and Washington.

Management may also consider acquisitions from time to time to help expand geographic reach while gaining built-in customer volume. Management believes integration of acquisitions is a core competency and it has developed a repeatable blueprint from its successful experience in 2001 integrating WestEx and Action Express into Saia.

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization. Generally, the first quarter is the weakest while the third quarter is the strongest.

Labor

Most regional LTL companies and virtually all TL companies are not subject to collective bargaining agreements. By contrast, the vast majority of employees in the national LTL sector are subject to collective bargaining agreements with the International Brotherhood of Teamsters.

In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers. In addition, non-union carriers have more work rule flexibility with respect to hours driven, routes and other similar items. Work rule flexibility is a major issue in the regional LTL sector, as flexibility is required to meet the service levels required by customers.

Our employees are not represented by a collective bargaining unit allowing for better communications and employee relations, as well as improved efficiencies and customer service capabilities.

Competition

Shippers have an increasingly wide range of choices. We believe that service quality, performance, service variety, responsiveness and flexibility are the important competitive differentiators.

SCST focuses primarily on regional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the national market and two-day markets and a large number of shorter-haul or regional transportation companies in the two-day and overnight market. Since 2000, Jevic has faced additional competition in primarily Northeast markets from a newly established company that employs numerous former Jevic employees and that actively solicits business from Jevic customers. SCST also competes in and against several modes of transportation, including LTL, truckload and private fleets. Entry into the LTL trucking industry on a small scale with a limited service area is relatively easy. The larger the service area, the greater the barriers to entry due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.

Regulation

The trucking industry has been substantially deregulated and rates and services are now largely free of regulatory controls, although states retain the right to require compliance with safety and insurance requirements. The trucking industry remains subject to regulatory and legislative changes that can have a material adverse effect on our operations.

Key areas of regulatory activity include:

Department of Homeland Security

The trucking industry is working closely with government agencies to define and implement improved security processes. The Transportation Security Administration is currently focusing on trailer security, driver identification and driver background checking processes.

Department of Transportation

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) is finalizing rules on motor carrier driver hours of service that could impact our operations and productivity. The proposed rules are currently being reviewed by the Office of Management and Budget and are expected to be released this year.

The FMCSA is also considering regulations on background checks for drivers transporting hazardous materials and biometric identification programs.

Environmental Protection Agency

The Environmental Protection Agency is implementing regulations to reduce the amount of certain gases and particulate matter emissions from diesel trucks. The 2004 emission standards were advanced to October 1, 2002 under a consent decree. New engines purchased after this date must conform to the new standards. A more significant reduction in emissions is scheduled for 2006 and 2007, which includes both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations have the potential to increase the cost of replacing and maintaining trucks, increase fuel costs, reduce availability of fuel and reduce productivity.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We have established programs to monitor and control environmental risks and to comply with all applicable environmental regulations. As part of our safety and risk management program, we periodically perform internal environmental reviews to maintain environmental compliance and avoid environmental risk. We believe that we are currently in substantial compliance with applicable laws and regulations and that the cost of compliance has not materially affected results of operations.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office, including Saia Guaranteed Select® and Jevic’s Breakbulk-Free®. We believe that these service marks and trademarks are important components of our marketing strategy.

Executive Officers of the Registrant

Information regarding executive officers of SCST is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held

Herbert A. Trucksess, III	53	Chairman, President and Chief Executive Officer, SCS Transportation, Inc. Mr. Trucksess was named President and Chief Executive Officer of the Yellow Regional Transportation Group (now SCS Transportation, Inc.) in February 2000. Mr. Trucksess had been Senior Vice President and Chief Financial Officer of Yellow Corporation since June 1994.

Richard D. O’Dell	41	President and Chief Executive Officer, Saia Motor Freight Line, Inc. since November 1999. Mr. O’Dell joined Saia in 1997 as Vice President of Finance and Administration.

Paul J. Karvois	48	President and Chief Executive Officer, Jevic Transportation, Inc. since January 2000, having served as President since March 1997.

James J. Bellinghausen	41	Vice President and Chief Financial Officer of SCS Transportation, Inc. (formerly Yellow Regional Transportation Group) since April 2000. Mr. Bellinghausen joined Yellow Corporation in August 1998 as Director of Corporate Accounting. Prior to joining Yellow Corporation, Mr. Bellinghausen had 14 years of experience in public accounting.

John P. Burton	47	Vice President, Marketing and External Affairs, SCS Transportation, Inc. since January 2002 having previously served as Vice President of the Yellow Regional Transportation Group from November 2000 to December 2001. Mr. Burton was Senior Director of Sales Administration at Yellow Freight from 1997 to 1999 and was promoted to Vice President of Channel Marketing in July 1999.

Officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any executive officer and any other executive officer or director of SCST or of any of its subsidiaries.

Item 2. Properties

SCST is the corporate holding company for Saia and Jevic and has eight employees. SCST leases its corporate office space in Kansas City, Missouri.

Saia is headquartered in Duluth, Georgia. At December 31, 2002 Saia owned 35 service facilities and the Houma, Louisiana general office and leased 74 service facilities, the Duluth, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 32 percent of its service facility locations, these locations account for 55 percent of its door capacity. This follows the Saia strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2002, Saia owned 2,252 tractors and 7,677 trailers.

Top 20 Saia Service Facilities by Number of Doors

Location	Own/lease	Doors

Atlanta, GA
Dallas, TX
Memphis, TN
Houston, TX
Charlotte, NC
New Orleans, LA
Los Angeles, CA
Miami, FL
Jacksonville, FL
Phoenix, AZ
Oklahoma City, OK
Tyler, TX
Birmingham, AL
Tampa, FL
Greensboro, NC
Lafayette, LA
Little Rock, AR
Nashville, TN
Sacramento, CA
Seattle, WA	Own Own Own Own Own Own Lease Own Own Own Own Lease Own Own Own Own Own Lease Lease Lease	224 174 124 108 107 86 80 68 66 59 55 52 51 51 49 48 44 44 44 44

Jevic is headquartered in Delanco, New Jersey and originates shipments primarily east of the Mississippi River, but provides services to customers throughout the continental United States and Canada through ten origination facilities. As of December 31, 2002, Jevic owned 1,219 tractors and 2,539 trailers.

Jevic Facilities

Location	Own/lease	Doors

Delanco, NJ Chicago, IL Charlotte, NC Cleveland, OH Oxford, MA Atlanta, GA Cincinnati, OH Newark, NJ Houston, TX Los Angeles, CA Willingboro, NJ (maintenance facility)	Own Own Lease Lease Own Lease Lease Lease Lease Lease Lease	108 100 100 83 80 74 72 58 50 32 13

Item 3. Legal Proceedings

Saia and Jevic are both subject to ordinary-course litigation arising out of personal injury, property damage, freight and employment claims. None of these legal actions separately or in the aggregate are viewed by management to be excessive compared to historical trends, nor are they expected to have a material adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II.

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters

Stock Price Information

SCST’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SCST.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ. SCST was spun-off from Yellow Corporation on September 30, 2002 and began “regular trading” on NASDAQ on October 1, 2002; therefore no additional historical quarterly information is available.

	Low	High

Year Ended December 31, 2002
Fourth Quarter	$6.64	$10.30

Stockholders

As of January 31, 2003, there were 2,072 holders of record of our common stock.

Dividends

We do not pay a dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

Dividends are prohibited under our current debt agreements, which have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein. However, there are no material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. See Note 3 of the accompanying audited financial statements.

Item 6. Selected Financial Data

The following table shows summary historical financial data of SCST, which includes its wholly owned subsidiaries Saia and Jevic, and has been derived from, and should be read together with, the financial statements and accompanying notes and in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. The summary financial information may not be indicative of the future performance of SCST.

(In thousands except per share data
and percentages)	Year ended December 31

	2002	2001	2000	1999(1)	1998

Statement of Operations:
Operating revenue	$775,436	$771,582	$789,009	$594,510	$407,960
Operating income (2)	27,230	15,743	21,661	28,678	22,096
Income before cumulative effect of accounting change	12,058	771	1,698	9,789	9,187
Net income (loss) (3)	(63,117)	771	1,698	9,789	9,187
Diluted earnings per share before cumulative effect of accounting change (4)	0.82	0.05	0.12	0.67	0.63
Diluted earnings (loss) per share (4)	(4.30)	0.05	0.12	0.67	0.63
Other financial data:
Net cash provided by operating activities	50,439	68,718	69,521	40,951	20,622
Net cash used in investing activities (1)	(24,792)	(19,613)	(59,033)	(53,016)	(46,164)
Depreciation and amortization	44,920	49,166	48,296	33,406	19,876
Balance sheet data:
Cash and cash equivalents	21,872	1,480	4,922	3,558	4,322
Net property and equipment	287,158	306,041	334,427	319,635	167,213
Total assets	444,343	511,946	551,667	536,461	257,143
Total debt	116,410	128,992	206,884	218,899	106,666
Total shareholders’ equity	174,277	229,649	203,514	198,926	79,939
Measurements:
Operating ratio (5)	96.5%	98.0%	97.3%	95.2%	94.6%

(1)	On July 9, 1999, Jevic was acquired. The results of operations include the results of operations of Jevic from the date of the acquisition. Net cash used in investing activities in 1999 excludes $164.5 million relating to the acquisition of Jevic.

(2)	Operating expenses in 2001 and 2000 include integration charges of $6.7 million and $2.7 million, respectively, relating to the integration of WestEx and Action Express into Saia.

(3)	Net loss for the year ended December 31, 2002 includes a non-cash charge of $75.2 million recorded as a cumulative effect of change in accounting principle to reflect the impairment of goodwill at Jevic under new accounting standards adopted January 1, 2002.

(4)	Earnings per share amounts for periods presented prior to the spin-off are based on 14,565,478 shares of common stock outstanding at the September 30, 2002 Spin-off date.

(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (also referred to as “SCST”). This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

SCST is a leading transportation company providing regional and interregional less-than-truckload (LTL) and selected truckload (TL) service solutions to more than 71,000 customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey. On September 30, 2002, Yellow Corporation (Yellow) completed a tax-free distribution to its shareholders of 100 percent of the outstanding common stock of SCST (the Spin-off).

The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, insurance claims and expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Critical Accounting Policies And Estimates

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2,000,000 for medical, workers’ compensation, auto liability, casualty and cargo claims. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions.

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are continuously evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. On January 1, 2002, SCST adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. The statement requires that, upon adoption and at least annually thereafter, SCST assess goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings may be required.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivables include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers. Since the cycle for pick up and delivery of shipments is generally 1-3 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections. Billing adjustments are primarily made for discounts and billing corrections. These estimates are continuously evaluated and updated; however changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in this Form 10-K.

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

Results of Operations

Year ended December 31, 2002 vs. year ended December 31, 2001

Revenue and volume

Operating revenue for SCST totaled $775 million in 2002, up slightly from 2001 revenue of $772 million. The relatively flat revenue was the result of small volume increases and competitive pricing pressures brought on by the sluggish economy. In addition, fuel surcharge revenue was lower by approximately $5.4 million in 2002.

Saia had operating revenue of $490 million in 2002, an increase of 0.9 percent over 2001 operating revenue of $485 million. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) decreased 2.1 percent to $9.52 per hundredweight for 2002, while LTL tonnage was up 4.0 percent to 2.3 million tons and LTL shipments were up 4.2 percent to 4.4 million shipments. The decrease in yield is a combination of freight mix and competitive pricing pressure. Saia has approximately 60 percent of revenue that is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to general rate increases. On July 15, 2002, Saia implemented a 5.9 percent general rate increase for this group of customers.

Jevic had operating revenue of $286 million in 2002, consistent with $286 million in 2001. Jevic yield excluding fuel surcharge increased 1.1 percent to $6.15 per hundredweight, while tonnage was down 0.8 percent to 2.2 million tons and shipments were up 1.7 percent to 971,000 shipments. Jevic experienced improved quarter over quarter volume comparisons in the second half of 2002 after several quarters of declining trends due to the economic downturn and competition. The increase in yield is due to some firming in the pricing environment. Jevic has approximately 60 percent of business that is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to general rate increases. On August 1, 2002, Jevic implemented a 5.9 percent general rate increase for this group of customers.

Operating income

Operating income for SCST in 2002 was $27.2 million, up from $15.7 million in 2001. The increase in operating income is primarily due to a combination of cost management efforts and a modest increase in shipping volumes. The operating income in 2001 included $6.7 million of costs for the integration of WestEx and Action Express into Saia. SCST’s profitability benefited from the elimination of goodwill amortization of approximately $3.0 million that was included in 2001. The 2002 operating ratio (operating expenses divided by operating revenue) was 96.5 compared to 98.0 in 2001. Both Saia and Jevic continued initiatives to improve productivity and control variable costs as volumes fluctuated. However, these costs and productivity initiatives were partially offset by increases in wage rates, casualty insurance premiums and other operating expenses.

Saia had operating income of $21.9 million in 2002, compared to $9.7 million in 2001 (including integration charges of $6.7 million). The operating ratio at Saia was 95.5 in 2002 compared to 98.0 in 2001. Despite the decrease in yield discussed above, Saia improved its operating income due to strong cost controls and improved operating efficiencies. Improvements in productivity offset higher workers’ compensation and pay increases. Saia implemented a wage increase in August 2002, which was substantially offset by labor productivity gains and other expense reductions. As of the end of 2002, Saia’s wage rates are 4 percent higher than the end of 2001. Saia increased its use of purchased transportation to fill peak capacity needs during 2002 versus the prior year.

Jevic operating income was $5.8 million in 2002, down from $6.0 million in 2001. The operating ratio at Jevic was 98.0 in 2002 compared to 97.9 in 2001. Jevic’s profitability benefited from the elimination of goodwill amortization of approximately $2.0 million that was included in 2001. However, Jevic results for 2002 also include $2.7 million higher than anticipated workers’ compensation expense relating to unfavorable development in the severity of open claims and the implementation of a more conservative, actuarial estimate for establishing workers’ compensation reserves. This level of profitability was obtained despite a 2.6 percent average wage increase over 2001. The wage increase was offset by a reduction in purchased transportation as Jevic more efficiently utilized purchased transportation in meeting its peak capacity needs.

Other

SCST interest expense was $6.2 million in 2002 compared to $10.9 million in 2001. Borrowings for the first nine months of 2002 and full year 2001 reflect lower rate, shorter-term financing with Yellow, the former parent. However, the 2001 interest expense of $10.9 million is due to higher average debt balances. The consolidated effective tax rate was 42.5 percent in 2002 compared to 84.0 percent in 2001. The decrease in effective tax rate is due to the lessened impact of nondeductible business expenses on higher income before income taxes along with the elimination of nondeductible goodwill amortization in 2002. SCST had a net loss in 2002 of $63.1 million compared to net income of $0.8 million in 2001. The net loss resulted from a charge of $75.2 million in the first quarter of 2002 from the cumulative effect of a change in accounting for goodwill. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate and additional discussion on the charge for the cumulative effect of a change in accounting for goodwill.

Working capital/capital expenditures

SCST working capital increased from $21.3 million at year-end 2001 to $54.9 million at year-end 2002. The change in working capital is a result of increases in accounts receivable due to higher revenues in December 2002 versus December 2001. Working capital was further increased by a reduction of current maturities of long-term debt and a substantial increase in cash equivalents in 2002. Cash from operations in 2002 was used to pay down short-term variable rate debt; however, restrictions on prepayment of long-term fixed rate debt resulted in a higher cash and cash equivalent balance. Net capital expenditures in 2002 increased to $24.8 million from $19.6 million in 2001. The 2002 capital investments primarily represent replacement of revenue equipment and the purchase of three service facilities for Saia, net of proceeds from the sale of an existing Saia service facility.

Year ended December 31, 2001 vs. year ended December 31, 2000

Revenue and volume

Operating revenue for SCST totaled $772 million in 2001, a 2.2 percent decline from 2000 revenue of $789 million. The decrease in 2001 revenue was the result of a continuing weak economy, increased competition at Jevic, lower fuel surcharge revenue by both Saia and Jevic in the second half of 2001 and competitive pricing pressures.

Saia had operating revenue of $485 million in 2001, an increase of 0.7 percent over 2000 operating revenue of $482 million. Saia increased revenue primarily due to improved pricing as LTL yield (measured by revenue per hundredweight) grew 4.7 percent to $10.01 per hundredweight over the prior period, mostly offset by a 6.4 percent decrease in total tonnage as a result of weakening economic conditions. Yield benefited from a 5.9 percent general rate increase on August 1, 2001 for the portion of revenue subject to general rate increases. The remaining revenue is subject to individual account negotiations scheduled throughout the year. Saia year-over-year LTL tonnage was down 2.8 percent to 2.2 million tons in 2001, and LTL shipments were down 2.1 percent to 4.2 million shipments in 2001.

Jevic had operating revenue of $286 million in 2001, down 6.8 percent from $307 million in 2000. The revenue decrease was primarily due to a 7.7 percent reduction in tonnage as a result of a manufacturing recession, weakness in the truckload market and increased competition. The tonnage decline was partially offset by improved yield as a result of favorable LTL and TL mix changes. Jevic yield (measured by total revenue per hundredweight) increased 0.9 percent over the prior year to $6.35 per hundredweight.

Operating income

Operating income for SCST in 2001 was $15.7 million (including integration charges of $6.7 million and an allocation for claims cost in excess of premiums paid to Yellow of $1.7 million), down from $21.7 million in 2000 (including integration charges of $2.7 million). The integration charges in 2001 and 2000 consisted of costs in connection with the integration of WestEx and Action into Saia. The 2001 operating ratio was 98.0 compared to 97.3 in 2000.

Saia had operating income of $9.7 million in 2001 (including integration charges of $6.7 million and an allocation for claims cost in excess of premiums paid to Yellow of $1.7 million), compared to $7.4 million in 2000 (including the combined operating loss of WestEx and Action Express of $4.7 million and integration charges of $2.7 million). The operating ratio at Saia was 98.0 in 2001 compared to 98.5 in 2000. Operating expenses at Saia excluding integration charges decreased slightly from 2000 as a result of effective cost management, improved productivity and lower business volume. Salaries, wages and benefits expense decreased 1.4 percent from 2000 primarily due to reductions in administration and management functions as a result of the integration of WestEx and Action Express and lower business volumes in 2001. Improvements in productivity offset higher workers’ compensation and health care costs as well as pay increases. Reductions in fuel cost and vehicle maintenance costs were mostly offset by higher purchased transportation costs to reduce empty miles.

Jevic operating income was $6.0 million in 2001, down from $14.3 million in 2000. The revenue decline due to economic weakness and increased competition significantly impacted the profitability of Jevic. The operating ratio at Jevic was 97.9 in 2001 compared to 95.3 in 2000. Cost reduction efforts and lower business volume allowed Jevic to reduce total operating expenses by 4.3 percent from 2000. Salaries, wages and benefits expense was down 2.1 percent from 2000 as a result of lower employee levels and productivity improvements, partially offset by higher group health insurance and other fringe cost increases. The remaining operating expenses were reduced a similar percent of revenue due to effective variable and discretionary cost controls as well as lower fuel prices.

Other

SCST interest expense was $10.9 million in 2001 compared to $15.4 million in 2000 due to lower average debt levels and lower interest rates on SCST variable rate debt. The consolidated effective tax rate was 84.0 percent in 2001 compared to 73.3 percent in 2000. The increase in effective tax rate is due to the impact of nondeductible business expenses and goodwill amortization on lower income before income taxes. SCST had net income in 2001 of $0.8 million compared to $1.7 million in 2000. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

SCST working capital decreased from $41.3 million at year-end 2000 to $21.3 million at year-end 2001. The change in working capital is a result of decreases in accounts receivable due to lower revenues in December 2001 versus December 2000. Working capital was further decreased by increases in other accrued liabilities, and current maturities of long-term debt. Net capital expenditures in 2001 decreased to $19.6 million from $59.0 million in 2000. Both Saia and Jevic made capital expenditure investments in 2000 based on forecasted revenue growth that did not materialize due to slowing economic conditions. SCST 2001 capital investments were substantially less than 2000 capital expenditures and primarily represent capital for the replacement of revenue equipment.

Year ended December 31, 2000 vs. year ended December 31, 1999

Revenue and volume

Operating revenue for SCST totaled $789 million in 2000, a 32.7 percent increase over 1999 revenue of $595 million. The increase in 2000 operating revenue was a result of improved yield management and the inclusion of a full year of Jevic operating results versus partial inclusion since its acquisition in July 1999.

Including the results of WestEx and Action Express, Saia operating revenue grew 5.6 percent to $482 million, up from $457 million in 1999. Year-over-year LTL tonnage increased 3.5 percent from 2.2 million tons in 1999 and LTL shipments increased 1.4 percent from 4.3 million shipments in 1999. LTL yield (measured by revenue per hundredweight) grew 1.9 percent to $9.47. Saia initiated a 5.9 percent price increase on September 1, 2000 for the portion of revenue that is not subject to individual account negotiations. Additionally, Saia revenue increased as a result of a fuel surcharge program.

Jevic, which was acquired on July 9, 1999, had operating revenue of $307 million in 2000 and $138 million for the partial year of 1999. On a pro forma full year over year basis, Jevic revenue increased 10.4 percent, tonnage increased 3.3 percent to 2.4 million tons and shipments increased 8.5 percent to 1.0 million shipments. Jevic yield (measured by total revenue per hundredweight) grew 6.8 percent over the prior year to $6.29 per hundredweight, which was supported by a 5.9 percent general rate increase on a portion of its revenue not subject to individual account negotiations initiated on September 1, 2000.

Operating income

Operating income for 2000 was $21.7 million (including integration charges of $2.7 million, which consisted primarily of severance and costs associated with the disposition of duplicate facilities related to the integration of WestEx and Action Express into Saia), down from $28.7 million in 1999. The 2000 operating ratio was 97.3 compared to 95.2 in 1999.

Saia had operating income of $7.4 million in 2000 compared to $18.6 million in 1999. The year-over-year decline in operating income was due substantially to the combined operating loss of $4.7 million of WestEx and Action Express, which were integrated with Saia, and integration charges of $2.7 million in 2000. The two Western subsidiaries had infrastructures that were too large for their actual demand volume. The operating ratio rose to 98.5 in 2000 compared to 95.9 in 1999. Saia cost per ton increased 5.2 percent, primarily due to increased claims and insurance costs (40 percent higher than 1999), fuel costs (30 percent higher than 1999) and health care costs. In addition, due to competitive market conditions, wage rates increased in excess of five percent, reflecting a move to a market-based compensation system. However, strong variable expense controls and productivity gains in other areas offset increased fuel prices, casualty claims and higher wage and benefit rates.

Jevic operating income was $14.3 million in 2000, as compared to $10.1 million for the partial year of 1999. On a year-over-year basis, Jevic operating income declined 31 percent in 2000 as operating ratios increased to 95.3 percent compared to 92.7 percent for the partial year of 1999. The full year pro forma operating ratio for 1999 was 92.5. Jevic’s cost per ton increased approximately 10 percent. Jevic experienced increased competition, higher fuel prices, unusually severe northeast winter weather and a second-half beginning of an economic slowdown. Because Jevic is a hybrid LTL and TL carrier, fuel is a more significant component of operating expense, more than 7 percent of revenue in 2000. Average fuel cost increased more than 30 percent over 1999. Although Jevic had a fuel surcharge program to partially mitigate its risk to rising fuel prices, the program was not fully implemented until 2001. Additionally, cost increases were due in a large part to costs associated with expanding capacity ahead of realized volume growth. In addition, revenue rate increases and fuel surcharge programs were not sufficient to offset the increases in wages, fuel and other costs Jevic experienced in 2000.

Other

Interest expense was $15.4 million in 2000, up from $10.6 million in 1999 due to higher average debt levels associated with the July 1999 Jevic acquisition and increased interest rates on SCST variable rate debt. The consolidated effective tax rate was 73.3 percent in 2000 compared to 45.6 percent in 1999. The increase in effective rate is due to the impact of nondeductible business expenses and goodwill on lower income before income taxes. SCST had net income of $1.7 million in 2000 compared to $9.8 million in 1999. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

SCST working capital decreased from $50.8 million at year-end 1999 to $41.3 million at year-end 2000. The change in working capital is a result of decreases in accounts receivable and increases in accounts payable and accrued salaries and wages and benefits. Net capital expenditures increased to $59.0 million, up from $53.0 million in 1999. Both Saia and Jevic made capital expenditure investments in 2000 based on forecasted revenue growth.

Outlook

Our business is highly correlated to the general economy. However, in 2002, we achieved profitability improvement despite a soft economic environment. For 2003, we expect continued benefit from profit improvement initiatives.

In the short-term, we will continue to focus on cost management efforts, while further improving productivity and positioning the Company for longer-term growth. Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery or downturn, our ability to match capacity with shifting volume levels, competitive pricing pressures and insurance claims.

See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for further discussion of recent accounting pronouncements.

Financial Condition

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

In connection with the Spin-off, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST also entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow discussed below. In addition, SCST has third party borrowings of approximately $16.4 million in subordinated notes. SCST had approximately $120.5 million outstanding under the line-of-credit agreements with Yellow immediately prior to the Spin-off, of which $113.6 million was repaid to Yellow under the terms of the Spin-off. The remaining $6.9 million reduction in the line-of-credit with Yellow was a capital contribution to SCST from Yellow.

The $100 million Senior Notes are unsecured with a fixed interest rate of 7.38 percent and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2002, SCST was in compliance with these covenants.

The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At December 31, 2002, SCST had no borrowings under the Credit Agreement, $15.0 million in letters of credit outstanding under the Credit Agreement and availability of $35.0 million. The remaining portion of the Credit Agreement is available for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2002, SCST was in compliance with these covenants.

At December 31, 2002 Yellow provided on behalf of SCST approximately $4.6 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. A lack of availability of surety bonds could result in the need for Yellow to issue additional letters of credit. At December 31, 2002, Yellow has provided on behalf of SCST $14.0 million in outstanding letters of credit. Under the terms of the Master Separation and Distribution Agreement, Yellow will continue to provide SCST with this amount of collateral to support SCST’s various insurance programs. The collateral support by Yellow is expected to remain in place for at least four years from the Spin-off date, but the agreement is not limited to any length of time. However, the agreement does provide for significant increases in the cost to SCST for the collateral support by Yellow after the end of the fourth year.

Projected net capital expenditures for 2003 are approximately $50 million of which approximately $3 million was committed at December 31, 2002, an increase from 2002 net capital expenditures of $24.8 million. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has adequate sources of capital to meet short-term and longer-term liquidity and capital expenditure requirements through cash balances, future operating cash flows and availability under its long-term debt facilities. Future operating cash flows are primarily dependent upon the Company’s profitability and working capital requirements. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows.

Actual net capital expenditures are summarized in the following table (in millions):

	Year Ended

	2002	2001	2000

Land and structures:
Additions	$6.7	$3.3	$11.1
Sales	(1.8)	—	(0.4)
Revenue equipment, net	12.6	8.6	38.9
Technology and other	7.3	7.7	9.4

Total	$24.8	$19.6	$59.0

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited consolidated financial statements included in this Form 10-K, and in “Contractual Cash Obligations” table below.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2002 (in millions):

	Payments due by year

	2003	2004	2005	2006	2007	Thereafter	Total

Contractual cash obligations:
Recorded obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	—	—	1.3	6.4	11.4	97.3	116.4
Operating leases	8.4	6.8	4.6	2.4	1.3	0.7	24.2

Total contractual obligations	$8.4	$6.8	$5.9	$8.8	$12.7	$98.0	$140.6

(1)  See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year

	2003	2004	2005	2006	2007	THEREAFTER	TOTAL

Other commercial commitments:
Available line of credit	$—	$—	$35.0	$—	$—	$—	$35.0
Letters of credit	29.0	—	—	—	—	—	29.0
Surety bonds	5.9	0.1	—	—	—	—	6.0

Total commercial commitments	$34.9	$0.1	$35.0	$—	$—	$—	$70.0

Forward-Looking Statements

Certain statements in this Report, including those contained in Item 1, “Outlook” and Item 7, “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. The Company uses such forward-looking statements regarding its future financial condition, results of operations and business operations in this report. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions, including industry and economic conditions; labor relations; governmental regulations; cost and availability of fuel; inclement weather; competitive initiatives and pricing pressures; self insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in other filings with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the consolidated financial statements. To mitigate our risk to rising fuel prices, Saia and Jevic each have implemented effective fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of December 31, 2002. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.

	Expected maturity date						2002		2001

	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value	Total	Fair Value

Fixed rate debt	$—	$—	$1.3	$6.4	$11.4	$97.3	$116.4	$123.4	$28.0	$28.7
Average interest rate	—	—	7.00%	7.24%	7.32%	7.34%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—	$10.8	$10.8
Average interest rate	—	—	—	—	—	—	—	—	—	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors and Shareholders
SCS Transportation, Inc.:

We have audited the accompanying consolidated balance sheet of SCS Transportation, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The 2001 and 2000 consolidated financial statements of SCS Transportation, Inc. were audited by other auditors who have ceased operations. Those auditors’ report dated January 25, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the relationship of SCS Transportation, Inc. and Yellow Corporation, before the revisions described in Notes 5 and 13.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCS Transportation, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 and 2000 consolidated financial statements of SCS Transportation, Inc. were audited by other auditors who have ceased operations. As described in Note 5, effective January 1, 2002, the Company changed its method of accounting for goodwill as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, and these consolidated financial statements have been revised to include the required transitional disclosures. Additionally, as described in Note 13, these consolidated financial statements have been revised to include the required 2001 and 2000 financial statement schedule information for valuation and qualifying accounts. In our opinion, the disclosures for 2001 and 2000 in Notes 5 and 13 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of SCS Transportation, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Kansas City, Missouri
January 22, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with SCS Transportation, Inc.’s 2001 consolidated financial statements previously filed on Form 10 and before certain limited revisions described in Notes 5 and 13. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

Report of independent public accountants

To the Board of Directors of
Yellow Corporation:

We have audited the accompanying consolidated balance sheets of SCS Transportation, Inc. and Subsidiaries (formerly Yellow Corporation’s Regional Transportation Group as identified in Note 1) as of December 31, 2001 and 2000, and the related consolidated statements of income, the Parent company equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCS Transportation, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

SCS Transportation, Inc., is wholly owned by Yellow Corporation. As indicated in Note 1, SCS Transportation, Inc., relies on Yellow Corporation for administrative, cash management and other services. The financial position, results of operations and cash flows of SCS Transportation, Inc., could differ from those that would have resulted had SCS Transportation, Inc., operated autonomously or as an entity independent of Yellow Corporation.

/s/ Arthur Andersen LLP

Kansas City, Missouri,
January 25, 2002

SCS Transportation, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2002 and 2001
(in thousands, except share data)

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$21,872	$1,480
Accounts receivable, less allowance of $6,878 and $6,809 in 2002 and 2001, respectively	86,908	83,387
Prepaid expenses	9,724	8,442
Deferred income taxes	16,681	16,835
Other current assets	4,304	3,312

Total current assets	139,489	113,456
Property and Equipment, at cost	487,803	477,108
Less-accumulated depreciation	200,645	171,067

Net property and equipment	287,158	306,041
Goodwill and Other Intangibles, Net	15,683	91,122
Other Noncurrent Assets	2,013	1,327

Total assets	$444,343	$511,946

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding	$5,495	$9,332
Accounts payable	20,514	21,483
Wages, vacations and employees’ benefits	27,870	26,816
Claims and insurance accruals	12,277	11,124
Accrued liabilities	18,405	16,912
Current maturities of long-term debt	—	6,489

Total current liabilities	84,561	92,156
Other Liabilities:
Long-term debt	116,410	32,346
Notes to former Parent	—	90,157
Deferred income taxes	54,087	58,949
Claims, insurance and other	15,008	8,689

Total other liabilities	185,505	190,141
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,655,303 shares issued and outstanding	15	—
Additional paid-in-capital	200,611	—
Retained earnings (deficit)	(26,349)	—
Former Parent company equity	—	229,649

Total shareholders’ equity	174,277	229,649

Total liabilities and shareholders’ equity	$444,343	$511,946

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except share data)

	2002	2001	2000

Operating Revenue	$775,436	$771,582	$789,009
Operating Expenses:
Salaries, wages and employees’ benefits	439,590	435,795	442,579
Purchased transportation	77,885	71,304	67,733
Operating expenses and supplies	131,681	141,124	156,379
Operating taxes and licenses	30,754	31,521	31,070
Claims and insurance	22,781	20,251	19,084
Depreciation and amortization	44,920	49,166	48,296
Operating (gains) and losses	595	(27)	(505)
Integration charges	—	6,705	2,712

Total operating expenses	748,206	755,839	767,348

Operating Income	27,230	15,743	21,661
Nonoperating Expenses:
Interest expense	6,192	10,942	15,444
Interest income	(23)	(6)	(137)
Other, net	102	3	(4)

Nonoperating expenses, net	6,271	10,939	15,303

Income Before Income Taxes and Cumulative Effect of Accounting Change	20,959	4,804	6,358
Income Tax Provision	8,901	4,033	4,660

Income Before Cumulative Effect of Accounting Change	12,058	771	1,698
Cumulative Effect of Change in Accounting for Goodwill	(75,175)	—	—

Net Income (Loss)	$(63,117)	$771	$1,698

Average common shares outstanding — basic	14,585	14,565	14,565

Average common shares outstanding — diluted	14,671	14,565	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.83	$0.05	$0.12
Cumulative effect of change in accounting for goodwill	(5.16)	—	—

Net income (loss)	$(4.33)	$0.05	$0.12

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.82	$0.05	$0.12
Cumulative effect of change in accounting for goodwill	(5.12)	—	—

Net income (loss)	$(4.30)	$0.05	$0.12

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

		Additional	Retained	Former Parent
	Common	Paid-In	Earnings	Company
	Stock	Capital	(Deficit)	Equity	Total

Balance at December 31, 1999	$—	$—	$—	$198,926	$198,926
Equity contribution by former Parent	—	—	—	2,890	2,890
Net income	—	—	—	1,698	1,698

Balance at December 31, 2000	—	—	—	203,514	203,514
Equity contribution by former Parent	—	—	—	25,695	25,695
Net income	—	—	—	771	771
Accumulated other comprehensive loss	—	—	—	(331)	(331)

Total comprehensive income					440

Balance at December 31, 2001	—	—	—	229,649	229,649
Equity contribution by former Parent	—	—	—	6,936	6,936
Stock distribution by former Parent	15	200,133	36,437	(236,585)	—
Exercise of stock options, including tax benefits of $87	—	478	—	—	478
Net loss	—	—	(63,117)	—	(63,117)
Accumulated other comprehensive income	—	—	331	—	331

Total comprehensive loss					(62,786)

Balance at December 31, 2002	$15	$200,611	$(26,349)	$—	$174,277

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

Operating Activities:
Net income (loss)	$(63,117)	$771	$1,698
Noncash items included in net income:
Cumulative effect of change in accounting for goodwill	75,175	—	—
Depreciation and amortization	44,920	49,166	48,296
Deferred income taxes	(3,918)	(883)	2,219
(Gain) losses from property disposals, net	595	52	(505)
Changes in assets and liabilities, net:
Accounts receivable	(2,979)	10,221	2,021
Accounts payable and checks outstanding	(6,084)	(509)	3,726
Other working capital items	968	5,477	7,727
Claims, insurance and other	6,649	2,323	458
Other working capital items	(1,770)	2,100	3,881

Net cash from operating activities	50,439	68,718	69,521
Investing Activities:
Acquisition of property and equipment	(33,101)	(25,161)	(64,226)
Proceeds from disposal of property and equipment	8,309	5,548	5,193

Net cash used in investing activities	(24,792)	(19,613)	(59,033)
Financing Activities:
Proceeds from the issuance of long-term debt	110,820	—	—
Repayment of long-term debt	(33,245)	(1,817)	(1,666)
Stock option exercises	391	—	—
Equity contribution from former Parent	—	1,087	2,890
Net change in notes to former Parent	(83,221)	(51,817)	(10,348)

Net cash used in financing activities	(5,255)	(52,547)	(9,124)

Net Increase (Decrease) in Cash and Cash Equivalents	20,392	(3,442)	1,364
Cash and cash equivalents, beginning of year	1,480	4,922	3,558

Cash and cash equivalents, end of year	$21,872	$1,480	$4,922

Noncash Transactions:
Assumption of subordinated debentures from former Parent	$—	$16,311	$—
Transfer of other assets from former Parent	—	(351)	—
Decrease in notes to former Parent	(6,936)	(40,568)	—
Equity contribution by former Parent	6,936	24,608	—
Supplemental Cash Flow Information:
Income taxes paid, net	12,155	725	2,847
Interest paid	6,017	10,941	15,444

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2002, 2001 and 2000

1. Description of Business and Summary of Accounting Policies

Description of Business

SCS Transportation, Inc. (SCST or the Company), headquartered in Kansas City, Missouri, is a leading transportation company providing regional and interregional less than truckload (LTL) and selected truckload (TL) service solutions to customers across the United States through its two wholly-owned regional transportation subsidiaries, Saia Motor Freight Line, Inc. and Jevic Transportation, Inc.

•	Saia Motor Freight Line, Inc. (Saia) is a LTL carrier providing overnight and second-day delivery in 21 states across the South, Southwest, West and Pacific Northwest United States. Saia employs approximately 5,100 employees and is headquartered in Duluth, Georgia. On March 5, 2001, Saia integrated two of its sister companies, WestEx and Action Express, into Saia, which was accounted for at historical cost as a combination between entities under common control. This expanded Saia’s territory to include the West and the Pacific Northwest. The consolidated financial statements include the financial position and results of operations of WestEx and Action Express for all of the periods presented.

•	Jevic Transportation, Inc. (Jevic) is a hybrid LTL and selected TL carrier providing overnight and second-day delivery across the continental United States and Canada. Jevic employs approximately 2,400 employees and is headquartered in Delanco, New Jersey.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of SCST and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. In 2001, Yellow Corporation (Yellow), the former Parent, established SCST as a holding company for its two regional transportation subsidiaries, Saia and Jevic (the Regional Companies). In connection with the transfer of subsidiaries under SCST, the Company assumed a $16.3 million subordinated debenture obligation from the former Parent and received a noncash equity contribution of $24.6 million.

The Spin-off

On July 19, 2002, the Yellow Board of Directors approved the spin-off of its 100 percent interest in SCST to Yellow shareholders (the Spin-off). On August 6, 2002, Yellow received a tax ruling from the Internal Revenue Service (IRS) which states that for United States federal income tax purposes the Spin-off qualifies as a tax-free distribution under Section 355 of the Internal Revenue Code. SCST common stock is listed on the NASDAQ under the symbol “SCST”. On September 30, 2002 the Spin-off was consummated and SCST paid $110.6 million of $113.6 million due in satisfaction of intercompany indebtedness to Yellow with the remaining $3.0 million paid prior to December 31, 2002. These payments, in addition to the $16.4 million in subordinated notes assumed by the Company, comprised the $130 million dividend due Yellow under the Master Separation and Distribution Agreement. The remaining $6.9 million reduction in the intercompany indebtedness to Yellow was a capital contribution from Yellow to SCST at the separation date. Immediately prior to the distribution, SCST and Yellow entered into the Master Separation and Distribution Agreement and the Tax Indemnification and Allocation Agreement to define their ongoing relationship after the distribution, the allocation of tax, employee benefits (including the adjustment of certain stock options outstanding under Yellow stock option plans), the satisfaction of intercompany debt and certain other liabilities and obligations arising from periods prior to the distribution date. SCST shares were distributed to Yellow shareholders on the basis of one SCST share for every two Yellow shares held on the record date of September 3, 2002. The total number of SCST shares distributed was 14,565,478. At the Spin-off, SCST’s assets and liabilities have been presented at historical cost. Substantially all transaction costs associated with the Spin-off (including legal, accounting, investment banking and certain financing costs) were paid for by the former Parent under the terms of the Master Separation and Distribution Agreement.

Use of Estimates

Management makes estimates and assumptions when preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States. These estimates and assumptions affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Summary of accounting policies

Major accounting policies and practices used in the preparation of the accompanying consolidated financial statements not covered in other notes to the consolidated financial statements are as follows:

Cash Equivalents: Cash equivalents in excess of current operating requirements are invested in short-term interest bearing instruments purchased with original maturities of three months or less and are stated at cost, which approximates market. Prior to the Spin-off, the Company participated in the former Parent’s cash management program. Cash balances in excess of daily operating needs were transferred to and invested by the former Parent.

Fuel: Fuel is carried at average cost. To mitigate the Company’s risk to rising fuel prices, the Company’s operating subsidiaries each have implemented fuel surcharge programs. Since the amount of fuel surcharge billed to customers is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

Interest Rate Swap: The Company utilized interest rate swap contracts to hedge a portion of its LIBOR-based variable rate debt through September 30, 2002 at which time these obligations were settled by the former Parent in connection with the Spin-off. The Company had interest rate contracts with a notional amount totaling $10.8 million and $12.3 million at December 31, 2001 and 2000, respectively. The differentials to be received or paid under contracts designated as hedges were recognized as adjustments to interest expense over the life of the contract. At December 31, 2001, the Company recorded $0.3 million in unrealized loss on the interest rate contracts as a decrease to accumulated other comprehensive income included in parent company equity. The $0.3 million unrealized loss was reversed in 2002 as a result of the settlement.

Property and Equipment Including Repairs and Maintenance: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years

Structures	20 to 25
Revenue equipment	5 to 13
Technology equipment and software	3 to 8
Other	3 to 15

At December 31, property and equipment consisted of the following (in thousands):

	2002	2001

Land	$23,018	$22,568
Structures	86,156	81,542
Revenue equipment	316,080	313,521
Technology equipment and software	34,989	32,209
Other	27,560	27,268

Total property and equipment, at cost	$487,803	$477,108

Maintenance and repairs are charged to operations currently; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of advanced customer service and freight management communications equipment and related software.

Goodwill: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets” in January 2002, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 20 to 40 years, and was periodically reviewed for impairment based on undiscounted cash flows. Since adoption of SFAS 142 in January 2002, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment based on fair value. Accumulated amortization of goodwill was $13.3 million at December 31, 2002 and 2001. See also Note 5.

Computer Software Developed or Obtained for Internal Use: The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2002, 2001 and 2000, the Company capitalized $1.7 million, $1.5 million, and $1.3 million, respectively, of primarily payroll-related costs.

Integration Charges: Integration charges were $6.7 million in 2001 and $2.7 million in 2000 associated with the integration of WestEx and Action Express into Saia. Integration charges consisted of severance, costs associated with disposition of duplicate facilities, costs of relogoing the WestEx and Action Express fleet and losses on the liquidation of receivables of the merged entities.

Claims and Insurance Accruals: Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former Parent provides guarantees for claims in certain self-insured states that arose prior to the Spin-off date.

Risk retention amounts per occurrence during the three years ended December 31, 2002, were as follows:

Workers’ compensation	$250,000 to 2,000,000
Bodily injury and property damage	1,000,000 to 2,000,000
Employee medical and hospitalization	250,000
Cargo loss and damage	250,000

The former Parent provided an intermediate layer of self-insurance behind the specific retention levels for bodily injury and property damage claims for the Company up to $1.0 million per occurrence through September 30, 2002. The Company was assessed a premium from the former Parent. Premiums paid to the former Parent under these insurance arrangements were $0.9 million in 2002, $1.8 million in 2001 and $1.4 million in 2000.

Included in the consolidated financial statements are costs incurred by the former Parent in excess of premiums received from the Company for the intermediate layer of self-insurance described above. The additional pretax costs were $1.2 million in 2002, $1.6 million in 2001 and $1.7 million in 2000.

The Company assumed all open self-insurance claims of its operating subsidiaries from the former Parent in connection with the Spin-off. The estimated liability for open claims under the former Parent’s self-insured retention at December 31, 2002, was approximately $5.1 million. The Company has also recorded a receivable for amounts previously paid to the former Parent toward settlement of these claims totaling approximately $2.4 million at December 31, 2002.

Revenue Recognition: Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.

Stock-Based Compensation: Stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for the year ended December 31, 2002 (in thousands, except per share data).

Net income (loss):
As reported	$(63,117)
Pro forma	(65,530)
Earnings (loss) per share:
As reported — Diluted earnings (loss) per share	$(4.30)
Pro forma — Diluted earnings (loss) per share	(4.47)

See Note 8 for further discussion of the pro forma effects of SFAS No. 123.

Credit Risk: The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 2.5 percent of consolidated revenue. Allowances for potential credit losses are based on historical experience, current economic environment, expected trends and customer specific factors.

Impairment of Long-Lived Assets: If facts and circumstances indicate that the carrying value of identifiable intangibles and long-lived assets may be impaired, the Company would perform an evaluation of recoverability. If an evaluation were required, the Company would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required.

Reclassifications: Certain inconsequential reclassifications have been made to the prior year consolidated financial statements to conform with current presentation.

New Accounting Pronouncements

On January 1, 2003, we adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (Statement No. 143). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. We do not expect adoption of Statement No. 143 to have a material impact on our financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The statement changes the measurement and timing of recognition for exit costs, including restructuring charges, and is effective for any such activities initiated after December 31, 2002. It has no effect on charges recorded for exit activities begun prior to this date. The adoption of this statement is not anticipated to have a material effect on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company has not adopted the fair value based method of accounting for stock based compensation and therefore the adoption of SFAS No. 148 is not anticipated to have a material effect on our financial position or results of operations.

2. Related-Party Transactions

The Company has transactions with the former Parent as well as other affiliated companies. Through September 30, 2002, the former Parent provided services including legal, tax, internal audit, insurance administration, treasury and management for which the Company was assessed a management fee. The management fee consisted of direct charges incurred on behalf of the subsidiaries and an allocation of corporate services costs based on each subsidiary’s revenue. The management fee was $1.7 million in 2002, $3.1 million in 2001, and $3.0 million in 2000. Until November 2001, Yellow Technologies, Inc., an affiliated company of the former Parent, provided information technology support, limited purchasing and security services to the Company. The service fee paid by the Company to Yellow Technologies was $0.3 million in 2001 and $1.6 million in 2000, and is included in operating expenses and supplies in the accompanying consolidated statements of operations.

The Company had working capital line-of-credit agreements with the former Parent totaling $225 million through September 30, 2002. These line-of-credit agreements had interest cost of 50 basis points over the LIBOR rate, adjusted quarterly. The Company had borrowings under these agreements of $90.2 million at December 31, 2001. The former Parent maintains $18.6 million of letters of credit and surety bonds in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost. The former Parent also provides guarantees of approximately $8.2 million for Saia service facility leases.

Total interest expense under the borrowing arrangements with the former Parent was $1.8 million in 2002, $9.1 million in 2001 and $13.5 million in 2000. Interest expense was settled monthly through the Company’s borrowing arrangement with its former Parent.

3. Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	2002	2001

Credit agreement with Banks, described below	$—	$—
Line of credit with the former Parent	—	90,157
Senior Notes under a Master Shelf Agreement, described below	100,000	—
Subordinated debentures, interest rate of 7.0%, installment payments due from 2005 to 2011	16,410	16,311
Fixed rate mortgage notes, monthly principal and interest payments, interest rates ranging from 7.0% to 7.7%, collateralized by Jevic facilities (net book value of $12,398 at December 31, 2001)	—	11,590
Variable rate term notes, monthly principal and interest payments, collateralized by Jevic revenue equipment (net book value of $4,962 at December 31, 2001)	—	5,889
Variable rate mortgage note, monthly principal and interest payments, collateralized by Jevic facilities (net book value $8,790 at December 31, 2001)	—	5,045

Total debt	116,410	128,992
Current maturities	—	6,489

Long-term debt	$116,410	$122,503

On September 20, 2002, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow in connection with the completion of the Spin-off on September 30, 2002.

The $100 million Senior Notes are unsecured, have a fixed interest rate of 7.38 percent and have an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin with the final payment due December 2013. Under the terms of the Senior Notes,

SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2002, the Company was in compliance with these covenants.

The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At December 31, 2002, SCST had no borrowings under the Credit Agreement, $15.0 million in letters of credit outstanding under the Credit Agreement and remaining availability of $35.0 million. Under the terms of the Credit Agreement, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2002, the Company was in compliance with these covenants.

The fixed rate mortgage notes, variable rate term notes and variable rate mortgage note were paid off in connection with the Spin-off.

Certain of SCST’s long-term debt is guaranteed by its subsidiaries. The guarantees are full and unconditional, joint and several, and any subsidiaries that are not guarantors are minor as defined by Securities and Exchange Commission regulations. SCST, as the parent company issuer of this debt, has no independent assets or operations. There are no significant restrictions on the Company’s ability or the ability of any guarantor to obtain funds from its subsidiaries by such means as a dividend or loan.

Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the fair value of total debt at December 31, 2002 is $123.4 million. The fair value of total third party debt at December 31, 2001 approximates carrying value.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount

2003	$—
2004	—
2005	1,263
2006	6,438
2007	11,438
Thereafter	97,271

4. Commitments, contingencies and uncertainties

The Company leases certain service facilities and equipment. Rent expense was $10.8 million, $11.8 million and $13.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

At December 31, 2002, the Company was committed under noncancellable lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount

2003	$8,396
2004	6,774
2005	4,578
2006	2,425
2007	1,266
Thereafter	656

Capital expenditures of approximately $3 million were committed at December 31, 2002.

The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.

5. Goodwill and Other Intangible Assets

On June 30, 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on January 1, 2002. SFAS No. 142 requires that upon adoption and at least annually thereafter, the Company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill is no longer subject to amortization, resulting in an increase in annualized operating income and net income of $3.0 million effective January 1, 2002.

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

The net carrying amount of goodwill attributed to each reportable operating segment with goodwill balances and adjustments follows (in thousands):

	December 31,	Impairment	December 31,
	2001	adjustment	2002

Saia	$14,796	$—	$14,796
Jevic	75,175	(75,175)	—

	$89,971	$(75,175)	$14,796

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization consist of contract based assets totaling $1.9 million in gross carrying amount at December 31, 2002 and 2001 and accumulated amortization of $1.1 million and $0.8 million at December 31, 2002 and 2001, respectively.

Amortization expense for intangible assets other than goodwill was $0.3 million for 2002, $0.3 million for 2001 and $0.3 million for 2000. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount

2003	$263
2004	263
2005	263
2006	97
2007	—

Actual results of operations before cumulative effect of accounting change had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follow (in thousands, except per share amounts):

	Year ended December 31,

	2002	2001	2000

Reported income before cumulative effect of accounting change	$12,058	$771	$1,698
Goodwill amortization	—	3,006	3,041

Adjusted income before cumulative effect of accounting change	$12,058	$3,777	$4,739

Basic earnings per share:
Reported income before cumulative effect of accounting change	$0.83	$0.05	$0.12
Goodwill amortization	—	0.21	0.21

Adjusted income before cumulative effect of accounting change	$0.83	$0.26	$0.33

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.82	$0.05	$0.12
Goodwill amortization	—	0.21	0.21

Adjusted income before cumulative effect of accounting change	$0.82	$0.26	$0.33

6. Computation of Earnings Per Share

The calculation of basic and diluted earnings per share for the year ended December 31, 2001 and all prior periods was based upon the shares outstanding as of the date of the Spin-off from Yellow, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share includes the dilutive impact of outstanding stock options as shown below.

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Year ended December 31,

	2002	2001	2000

Numerator:
Net income (loss)	$(63,117)	$771	$1,698

Denominator:
Denominator for basic earnings per share — weighted average common shares	14,585	14,565	14,565
Effect of dilutive stock options	86	—	—

Denominator for diluted earnings per share — adjusted weighted average common shares	14,671	14,565	14,565

Basic Earning (Loss) Per Share:
Income before cumulative effect of accounting change	$0.83	$0.05	$0.12
Cumulative effect of change in accounting for goodwill	(5.16)	—	—

Net income (loss)	$(4.33)	$0.05	$0.12

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.82	$0.05	$0.12
Cumulative effect of change in accounting for goodwill	(5.12)	—	—

Net income (loss)	$(4.30)	$0.05	$0.12

7. Shareholders’ Equity

Series A Junior Participating Preferred Stock

As of December 31, 2002, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2002, none of these shares have been issued.

Preferred Stock Rights

Each issued and outstanding share of common stock has associated with it one right to purchase shares of SCS Transportation, Inc. Series A Junior Participating Preferred Stock, no par value, pursuant to a Rights Agreement dated September 30, 2002 between the Company and Mellon Investor Services LLC. The Company will issue one right to purchase one one-ten-thousandth share of its Series A Junior Participating Preferred Stock as a dividend on each share of common stock. The rights initially are attached to and trade with the shares of common stock. Value attributable to these rights, if any, is reflected in the market price of the common stock. The rights are not currently exercisable, but could become exercisable if certain events occur, including the acquisition of 15 percent or more of the outstanding common stock of the Company by an acquiring person in a non-permitted transaction. Under certain conditions, the rights will entitle holders, other than an acquirer in a non-permitted transaction, to purchase shares of common stock with a market value of two times the exercise price of the right. The rights will expire in 2012 unless extended.

8. Stock Options

The Company has reserved and made stock option grants for 1,280,742 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of SCST were replaced with SCST stock options (New SCST Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New SCST Options and their exercise price was determined based on the relationship of the SCST stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New SCST Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New SCST Options continue to vest ratably over the original four-year vesting period of the Old Yellow Options.

The following table summarizes the activity of the New SCST Options for the year ended December 31, 2002:

		Weighted
		average
	Options	exercise price

Outstanding at beginning of year	—	$—
Converted from Old Yellow Options	1,280,742	4.81
Exercised	(89,825)	4.35
Forfeited	—	—

Outstanding at end of year	1,190,917	$4.85

Options exercisable at end of year	636,505	$5.22

Weighted average fair value of options converted from Old Yellow Options during the year	$4.52

The following table summarizes information about stock options outstanding at December 31, 2002:

	Number of	Weighted
	options	average
	outstanding at	remaining
	December 31,	contractual
Range of Exercise Prices	2002	life (years)

$3.99 - $4.35	217,126	7.40
$4.36 - $5.07	771,401	6.90
$5.08 - $6.52	2,274	5.30
$6.53 - $7.25	200,116	4.60

	1,190,917	6.60

As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plan. Had compensation cost for the New SCST Options been recorded consistent with SFAS No. 123, the Company’s net income (loss) and earnings per share amounts would have been changed to the following pro forma amounts for the year ended December 31, 2002 (in thousands, except per share data):

Net income (loss):
As reported	$(63,117)
Pro forma	(65,530)
Earnings (loss) per share:
As reported — Diluted earnings (loss) per share	$(4.30)
Pro forma — Diluted earnings (loss) per share	(4.47)

Under the Master Separation and Distribution Agreement, SCST replaced existing Old Yellow Options with New SCST Options of identical intrinsic value. All options awarded at October 1, 2002 were in the money and substantially vested at the date of grant. This resulted in a significant amount of SFAS No. 123 pro forma compensation expense for 2002 as the option exercise price was less than the market price of the underlying stock. The fair value of each option converted from an Old Yellow Option was estimated on the date of conversion from the Old Yellow Option using the Black-Scholes option pricing model with the following weighted average assumptions used for conversions in 2002, risk free interest rate of 4.06 percent, expected life of 4 years, expected volatility of 40 percent, expected dividend rate of zero and expected forfeitures of zero.

9. Employee Benefits

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a fixed matching percentage. The nondiscretionary Company match was increased from 25 to 50 percent of the first six percent of an eligible employee’s contributions in 2001. The Company’s total contributions for the years ended December 31, 2002, 2001, and 2000, were $5.7 million, $3.5 million and $2.5 million, respectively.

The Company provides annual cash performance incentive awards to employees, which are based primarily on actual operating results achieved compared to targeted operating results. Operating results include performance incentive accruals for substantially all salaried employees and certain hourly employees of $6.1 million, $4.6 million and $4.1 million in 2002, 2001 and 2000, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

10. Income Taxes

The Company accounts for income taxes in accordance with the liability method and under the Tax Indemnification and Allocation Agreement with the former Parent. The Company’s income taxes are determined in accordance with the pro rata method. The Company is included through September 30, 2002 in the consolidated federal income tax return filed by the former Parent.

Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company’s assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

Deferred tax liabilities (assets) are comprised of the following at December 31, (in thousands):

	2002	2001

Depreciation	$54,471	$59,447
Other	11,532	2,242
Revenue	1,945	841

Gross tax liabilities	67,948	62,530
Allowance for doubtful accounts	(2,632)	(2,476)
Employee benefits	(4,609)	(4,071)
Claims and insurance	(14,163)	(10,273)
Other	(7,365)	(648)
Revenue	(1,773)	(2,948)

Gross tax assets	(30,542)	(20,416)

Net tax liability	$37,406	$42,114

The income tax provision consists of the following (in thousands):

	2002	2001	2000

Current:
U.S. federal	$11,626	$4,182	$1,836
State	1,193	734	605

Total current	12,819	4,916	2,441
Deferred:
U.S. federal	(3,578)	(756)	1,965
State	(340)	(127)	254

Total deferred	(3,918)	(883)	2,219

Total provision	$8,901	$4,033	$4,660

A reconciliation between income taxes at the federal statutory rate (35 percent) and the provision follows:

	2002	2001	2000

Provision at federal statutory rate	$7,336	$1,682	$2,225
State income taxes, net	697	364	558
Nondeductible goodwill	—	1,052	1,053
Nondeductible business expenses	868	860	933
Other, net	—	75	(109)

Total provision	$8,901	$4,033	$4,660

11. Business Segments

The Company has two operating subsidiaries (Saia and Jevic) that are reportable segments. Each of these segments is a strategic business unit offering different products and services.

The segments are managed separately because each requires different operating, technology and marketing strategies. The segment’s performance is evaluated primarily on operating income and return on capital.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Interest and intersegment transactions are recorded at current market rates. Management fees and other corporate services are charged to the segments based on direct benefit received or allocated based on revenue.

The following table summarizes the Company’s operations by business segment (in thousands).

			Corporate
	Saia*	Jevic	and Other	Consolidated

2002
Operating revenue	$489,832	$285,604	$—	$775,436
Operating income	21,922	5,793	(485)	27,230
Identifiable assets	274,403	148,851	21,089	444,343
Capital expenditures, net	23,108	1,484	200	24,792
Depreciation and amortization	23,716	21,189	15	44,920

2001
Operating revenue	$485,379	$286,203	$—	$771,582
Operating income	9,731	6,012	—	15,743
Identifiable assets	280,427	231,519	—	511,946
Capital expenditures, net	13,578	6,035	—	19,613
Depreciation and amortization	25,269	23,897	—	49,166

2000
Operating revenue	$481,990	$307,019	$—	$789,009
Operating income	7,352	14,309	—	21,661
Identifiable assets	297,295	254,372	—	551,667
Capital expenditures, net	35,025	24,008	—	59,033
Depreciation and amortization	24,674	23,622	—	48,296

*	Saia data represents the combined financial results of Saia, WestEx and Action Express due to the integration of these companies.

12. Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2002	March 31	June 30	September 30	December 31

Operating revenue	$183,538	$196,487	$201,155	$194,255
Operating income	4,885	6,763	8,096	7,486
Income before cumulative effect of accounting change	1,927	3,094	4,005	3,032
Cumulative effect of change in accounting for goodwill	(75,175)	—	—	—

Net income (loss)	$(73,248)	$3,094	$4,005	$3,032

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.13	$0.21	$0.27	$0.21
Cumulative effect of change in accounting for goodwill	(5.16)	—	—	—

Net income (loss)	$(5.03)	$0.21	$0.27	$0.21

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.13	$0.21	$0.27	$0.20
Cumulative effect of change in accounting for goodwill	(5.16)	—	—	—

Net income (loss)	$(5.03)	$0.21	$0.27	$0.20

Three months ended, 2001	March 31	June 30	September 30	December 31

Operating revenue	$195,977	$195,635	$195,152	$184,818
Operating income (loss) *	(268)	5,086	5,561	5,364
Income before cumulative effect of accounting change	(3,017)	562	1,423	1,803
Cumulative effect of change in accounting for goodwill	—	—	—	—

Net income (loss)	$(3,017)	$562	$1,423	$1,803

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$(0.21)	$0.04	$0.10	$0.12
Cumulative effect of change in accounting for goodwill	—	—	—	—

Net income (loss)	$(0.21)	$0.04	$0.10	$0.12

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$(0.21)	$0.04	$0.10	$0.12
Cumulative effect of change in accounting for goodwill	—	—	—	—

Net income (loss)	$(0.21)	$0.04	$0.10	$0.12

*     Includes integration charges of $5.4 million in the quarter and $1.3 million in the second quarter.

13. Valuation and Qualifying Accounts

For the Years Ended December 31, 2002, 2001 and 2000 (in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

		-1-	-2-
	Balance,	Charged to	Charged to		Balance,
	beginning	costs and	other	Deductions-	end of
Description	of period	expenses	accounts	describe (1)	period

Year ended December 31, 2002:
Deducted from asset account — Allowance for uncollectible accounts	$6,809	1,961	—	(1,892)	$6,878
Year ended December 31, 2001:
Deducted from asset account — Allowance for uncollectible accounts	$5,244	3,549	—	(1,984)	$6,809
Year ended December 31, 2000:
Deducted from asset account — Allowance for uncollectible accounts	$3,846	3,995	—	(2,597)	$5,244

(1)     Primarily uncollectible accounts written — net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 17, 2002, SCST’s former Parent, Yellow Corporation, dismissed its independent auditors, Arthur Andersen LLP, and engaged the services of KPMG LLP as its new independent auditors. The change in auditors became effective on May 17, 2002. Following the October 1, 2002 Spin-off of SCST, the audit committee of SCST recommended and the Board of Directors approved the retention of KPMG LLP for SCST’s 2002 audit.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors will be presented in SCST’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on April 23, 2003, and is incorporated herein by reference. Information regarding executive officers of SCST is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.

Item 11. Executive Compensation

Information regarding executive compensation will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 23, 2003, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in SCST’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on April 23, 2003, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in SCST’s definitive proxy statement for its 2002 annual meeting of stockholders, which will be held on April 23, 2003, and is incorporated herein by reference.

Item 14. Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II—Valuation and Qualifying Accounts financial statement schedule is included in Note 13 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.9, 21, 23.1, 23.2, 99.1 and 99.2 are being filed in connection with this Report or incorporated herein by reference.

The Exhibit Index on page E-1 is incorporated herein by reference.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002: (i) Current Report on Form 8-K dated October 2, 2002 (announcing terms of debt agreements entered into in connection with the Spin-off); and (ii) Current Report on Form 8-K dated October 18, 2002 (detailing quarterly financial information for 2001 and the first three quarters of 2002).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 14, 2003	SCS TRANSPORTATION, INC. /s/ James J. Bellinghausen James J. Bellinghausen Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, President and Chief Executive Officer, SCS Transportation, Inc.	March 14, 2003

/s/ James J. Bellinghausen James J. Bellinghausen	Vice President and Chief Financial Officer, SCS Transportation, Inc.	March 14, 2003

/s/ Klaus E. Agthe Klaus E. Agthe	Director	March 14, 2003

/s/ Mark A. Ernst Mark A. Ernst	Director	March 14, 2003

/s/ John J. Holland John J. Holland	Director	March 14, 2003

/s/ James A. Olson James A. Olson	Director	March 14, 2003

/s/ Douglas W. Rockel Douglas W. Rockel	Director	March 14, 2003

CERTIFICATION

I, Herbert A. Trucksess, III, Chairman, President and Chief Executive Officer of SCS Transportation, Inc. (“registrant”), certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003
/s/ Herbert A. Trucksess, III

Herbert A. Trucksess, III Chairman, President and Chief Executive Officer

CERTIFICATION

I, James J. Bellinghausen, Vice President of Finance and Chief Financial Officer of SCS Transportation, Inc. (“registrant”) certify that:

1.	I have reviewed this annual report on Form 10-K of the registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 14, 2003
/s/ James J. Bellinghausen

James J. Bellinghausen Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10.2	Senior Notes Master Shelf Agreement dated as of September 20, (incorporated herein by reference to Exhibit 10.2 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10.3	Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.4	Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.4 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.5	Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002.
10.6	Employment Agreement between SCS Transportation, Inc., Saia Motor Freight Line, Inc. and Richard D. O’Dell dated as of November 20, 2002.
10.7	Employment Agreement between SCS Transportation, Inc., Jevic Transportation, Inc. and Paul J. Karvois dated as of November 20, 2002.
10.8	Executive Severance Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of September 28, 2002.
10.9	Form of Executive Severance Agreement dated as of September 28, 2002 entered into between SCS Transportation, Inc. and Richard D. O’Dell, Paul J. Karvois, James J. Bellinghausen, John P. Burton and David J. Letke.
21	Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 of SCS Transportation, Inc.’s Information Statement on Form 10 (File No. 0-49983)).
23.1	Consent of KPMG LLP, Independent Auditors.
23.2	Information Regarding Consent of Arthur Andersen LLP.
99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1