Form 10-Q
period 2003-03-31
SCS TRANSPORTATION INC
filed 2003-04-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 25, 2003

Common Stock, par value $.001 per share	14,718,818

SCS TRANSPORTATION, INC.

INDEX

		PAGE

	PART I. FINANCIAL INFORMATION
ITEM 1:	Financial Statements
Condensed Consolidated Balance Sheets March 31, 2003 and December 31, 2002		3
Condensed Consolidated Statements of Operations Quarter Ended March 31, 2003 and 2002		4
Condensed Consolidated Statements of Cash Flows Quarter Ended March 31, 2003 and 2002		5
Notes to Condensed Consolidated Financial Statements		6-9
ITEM 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-14
ITEM 3:	Quantitative and Qualitative Disclosures About Market Risk	15
ITEM 4:	Controls and Procedures	15
	PART II. OTHER INFORMATION
ITEM 1:	Legal Proceedings	16
ITEM 2:	Changes in Securities and Use of Proceeds	16
ITEM 3:	Defaults Upon Senior Securities	16
ITEM 4:	Submission of Matters to a Vote of Security Holders	16
ITEM 5:	Other Information	16
ITEM 6:	Exhibits and Reports on Form 8-K	17
Signature		18
Certifications		19-20
Exhibit Index		E-1

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$23,135	$21,872
Accounts receivable	94,410	86,908
Prepaid expenses and other	34,685	30,709

Total current assets	152,230	139,489
Property and Equipment, at cost	483,144	487,803
Less-accumulated depreciation	206,274	200,645

Net property and equipment	276,870	287,158
Goodwill and Other Assets	17,358	17,696

Total assets	$446,458	$444,343

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$28,273	$26,009
Wages, vacations and employees’ benefits	27,985	27,870
Other current liabilities	28,267	30,682

Total current liabilities	84,525	84,561
Other Liabilities:
Long-term debt	116,435	116,410
Deferred income taxes	54,087	54,087
Claims, insurance and other	15,992	15,008

Total other liabilities	186,514	185,505
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,711,411 and 14,655,303 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	15	15
Additional paid-in-capital	201,033	200,611
Deferred compensation trust, 51,867 and zero shares of common stock at cost at March 31, 2003 and December 31, 2002, respectively	(606)	—
Retained earnings (deficit)	(25,023)	(26,349)

Total shareholders’ equity	175,419	174,277

Total liabilities and shareholders’ equity	$446,458	$444,343

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the quarter ended March 31, 2003 and 2002
(in thousands, except per share data)
(unaudited)

	First Quarter

	2003	2002

Operating Revenue	$200,110	$183,538
Operating Expenses:
Salaries, wages and employees’ benefits	113,144	106,101
Purchased transportation	19,116	17,673
Operating expenses and supplies	37,815	30,390
Operating taxes and licenses	8,051	7,668
Claims and insurance	6,636	5,305
Depreciation and amortization	10,855	11,251
Operating (gains) and losses	(23)	265

Total operating expenses	195,594	178,653

Operating Income	4,516	4,885
Nonoperating Expenses:
Interest expense	2,291	1,393
Other, net	(34)	(15)

Nonoperating expenses, net	2,257	1,378

Income Before Income Taxes and Cumulative Effect of Accounting Change	2,259	3,507
Income Tax Provision	933	1,580

Income Before Cumulative Effect of Accounting Change	1,326	1,927
Cumulative Effect of Change in Accounting for Goodwill	—	(75,175)

Net Income (Loss)	$1,326	$(73,248)

Average common shares outstanding – basic	14,685	14,565

Average common shares outstanding – diluted	15,094	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.09	$0.13
Cumulative effect of change in accounting for goodwill	—	(5.16)

Net income (loss)	$0.09	$(5.03)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.09	$0.13
Cumulative effect of change in accounting for goodwill	—	(5.16)

Net income (loss)	$0.09	$(5.03)

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the quarter ended March 31, 2003 and 2002
(in thousands)
(unaudited)

	First Quarter

	2003	2002

Operating Activities:
Net cash provided by (used in) operating activities	$2,719	$(1,130)
Investing Activities:
Acquisition of property and equipment	(3,567)	(3,039)
Proceeds from disposal of property and equipment	1,815	1,764

Net cash used in investing activities	(1,752)	(1,275)
Financing Activities:
Repayment of long-term debt	—	(418)
Stock option exercises	296	—
Net change in notes to former Parent	—	3,480

Net cash provided by financing activities	296	3,062

Net Increase in Cash and Cash Equivalents	1,263	657
Cash and cash equivalents, beginning of period	21,872	1,480

Cash and cash equivalents, end of period	$23,135	$2,137

Supplemental Cash Flow Information:
Income taxes paid, net	$4,029	$2,265
Interest paid	1,998	2,542

See accompanying notes to condensed consolidated financial statements.

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

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the quarter ended March 31, 2003, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

Organization

The Company provides regional overnight and second-day less-than-truckload (LTL) and selected long-haul LTL and truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). For the quarter ended March 31, 2003 Saia comprised approximately 62 percent and Jevic approximately 38 percent of total revenue.

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

Stock-Based Compensation

For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”.

The following table illustrates the effect on net income and earnings per share during the quarter ended March 31, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data). No stock options were granted during the quarter ended March 31, 2003.

Net income:
As reported	$1,326
Pro forma	1,072
Earnings per share:
As reported – Basic earnings per share	$0.09
Pro forma – Basic earnings per share	0.07
As reported – Diluted earnings per share	$0.09
Pro forma – Diluted earnings per share	0.07

There were no SCST stock options outstanding during the quarter ended March 31, 2002 and therefore no comparative information is presented.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2003, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

(2)	Change in Accounting Method

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123 the Company will recognize stock option expense prospectively for all stock awards granted after January 1, 2003, resulting in an estimated negative impact on earnings per share of less than $.01 for the year ended December 31, 2003 as the Company’s current long-term incentive plans are predominantly cash based plans, with the only expected stock option grants for outside directors. Stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Previously, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in APB No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock options issued prior to January 1, 2003, and accordingly, no compensation expense has been or will be recognized for such stock awards.

(3)	Computation of Earnings Per Share

The calculation of basic and diluted earnings per share for the quarter ended March 31, 2002 was based upon the shares outstanding as of the date of the spin-off from our former parent company, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share includes the dilutive impact of outstanding stock options as shown below.

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	First Quarter

	2003	2002

Numerator:
Income before cumulative effect of accounting change	$1,326	$1,927
Cumulative effect of change in accounting for goodwill	—	(75,175)

Net income (loss)	$1,326	$(73,248)

Denominator:
Denominator for basic earnings per share–weighted average common shares	14,685	14,565
Effect of dilutive stock options	409	—

Denominator for diluted earnings per share–adjusted weighted average common shares	15,094	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.09	$0.13
Cumulative effect of change in accounting for goodwill	—	(5.16)

Net income (loss)	$0.09	$(5.03)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.09	$0.13
Cumulative effect of change in accounting for goodwill	—	(5.16)

Net income (loss)	$0.09	$(5.03)

(4)	Shareholders’ Equity

On March 6, 2003, the SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock. The Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, purchased 51,867 shares of the Company’s common stock at an aggregate purchase price of $606,000 during the quarter ended March 31, 2003. The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan.

(5)	Business Segment Information

The Company has two operating subsidiaries (Saia and Jevic) that are reportable segments. Each of these segments is a strategic business unit offering different products and services.

The segments are managed separately because each requires different operating, technology and marketing strategies. The Company evaluates financial performance primarily on operating income and return on capital.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management fees and other corporate services are charged to segments based on direct benefit received or allocated based on revenue. The following table summarizes the Company’s operations by business segment (in thousands):

			Corporate
			and
	Saia	Jevic	Other	Consolidated

As of March 31, 2003
Identifiable assets	$278,460	$150,792	$17,206	$446,458
As of December 31, 2002
Identifiable assets	$274,403	$148,851	$21,089	$444,343
Quarter ended March 31, 2003
Operating revenue	$123,611	$76,499	$—	$200,110
Operating income (loss)	4,299	1,104	(887)	4,516
Quarter ended March 31, 2002
Operating revenue	$115,028	$68,510	$—	$183,538
Operating income	3,641	968	276	4,885

(6)	Commitments and Contingencies

The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these other actions will not materially adversely affect our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

GENERAL

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (SCST or the Company). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2002 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. These financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

SCST is a leading transportation company providing regional overnight and second-day less-than-truckload (LTL) and selected long-haul LTL and truckload (TL) service solutions to more than 71,000 customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey.

The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundred weight (yield) and revenue per shipment, both excluding the impact of fuel surcharge; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, insurance claims and expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

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

These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2003 vs. quarter ended March 31, 2002

Revenue and volume

Operating revenue of SCST for the quarter ended March 31, 2003 was $200 million, up 8.4 percent on a per day basis from $184 million for the quarter ended March 31, 2002. The first quarter is consistently the seasonally low quarter of the year. The first quarter of 2003 had one more workday than the first quarter of 2002 for Jevic, while the workdays were consistent for Saia. Fuel surcharge revenue, which largely offsets the Company’s exposure to rising diesel prices, significantly affected the Company’s revenue trend for the quarter. Operating revenue excluding fuel surcharge was up 4.9 percent on a per day basis compared to the prior year quarter. Saia and Jevic both experienced quarter-over-quarter shipment increases. While Saia also had a quarter-over-quarter tonnage increase, Jevic’s quarter-over-quarter tonnage was relatively flat due to a shift to more LTL shipments, which have lower weights.

Saia had operating revenue of $124 million for the quarter ended March 31, 2003, up 7.5 percent on a per day basis from $115 million for the quarter ended March 31, 2002. Saia’s operating revenue excluding fuel surcharge was $119 million for the quarter ended March 31, 2003, and up 4.2 percent on a per day basis from $114 million for the quarter ended March 31, 2002. Geographically, Saia revenue growth was strongest in its western states benefiting from improved service capabilities resulting from the 2001 integration of two western affiliates. Saia’s southeastern territories experienced modest declines in revenue due primarily to disproportionate effects of planned prior year customer mix changes. Quarter-over-quarter Saia LTL revenue per hundredweight excluding fuel surcharge decreased 0.2 percent to $9.54 per hundredweight for the quarter ended March 31, 2003. LTL tonnage increased 5.6 percent to 575,000 tons and LTL shipments were up 6.1 percent to 1.1 million shipments. The yield decline is primarily due to competitive pricing pressures and planned customer mix changes toward lower yielding, but more profitable industrial customers. These downward pressures were offset by contractual price increases and a 5.9 percent general rate increase effective July 15, 2002, on noncontractual accounts.

Jevic had operating revenue of $76 million for the quarter ended March 31, 2003, up 9.9 percent on a per day basis from operating revenue of $69 million for the quarter ended March 31, 2002. Jevic’s operating revenue excluding fuel surcharge was $73 million for the quarter ended March 31, 2003, up 5.9 percent on a per day basis from $68 million for the quarter ended March 31, 2002. Jevic’s revenue increase is due to strong LTL volume, improved yields and increased brokerage revenue. Jevic yield increased 4.8 percent to $6.46 per hundredweight. On a per day basis, quarter-over-quarter tonnage was flat at 551,000 tons and shipments were up 5.8 percent to 259,000 shipments. Although pricing remains competitive in regional markets, the increase in yield is a result of a mix shift toward higher yielding LTL business, growth in higher yielding segments, contractual price increases and implementation of a 5.9 percent general rate increase effective August 1, 2002.

Operating income

Operating income of SCST for the quarter ended March 31, 2003 was $4.5 million versus $4.9 million for the quarter ended March 31, 2002. Both Saia and Jevic experienced revenue growth while controlling variable costs, which were reflected in productivity gains throughout the first quarter of 2003. However, these revenue increases and cost reductions were more than offset by the impact of the severe winter weather in February 2003. In addition, Saia and Jevic each had an unusually large cargo claim together totaling $0.3 million in the first quarter of 2003 that were offset by a net favorable nonrecurring adjustment primarily related to revenue reserves at Jevic. Rising fuel costs accounted for $5.8 million of the increase in operating expenses and supplies, which was largely offset by increases in fuel surcharge revenue. The first quarter of 2003 includes unallocated corporate costs of $0.9 million versus $0.3 million of operating income in the first quarter of 2002. The first quarter 2003 operating ratio (operating expenses divided by net revenue) for SCST was 97.7 compared to the first quarter 2002 operating ratio of 97.3.

Saia first quarter 2003 operating income was $4.3 million compared to operating income of $3.6 million for the first quarter of 2002. Despite the decrease in yield discussed above, Saia improved its operating income due to continued focus on cost controls and operating efficiencies. Additionally, Saia’s labor productivity gains and other expense reductions have offset structural cost increases in wages, benefits and insurance, as well as February weather effects. Wages increased an average of 4.2 percent versus the prior year quarter. Saia operating ratio was 96.5 for the first quarter of 2003 compared to 96.8 in the first quarter of 2002. Saia quarter-over-quarter yield deteriorated from competitive pricing pressure and a change in freight mix, but was offset by tonnage increases, productivity gains and variable cost control.

Jevic first quarter 2003 operating income was $1.1 million compared to $1.0 million for the first quarter in 2002. Jevic operating ratio was 98.6 for the first quarter of 2003 consistent with 98.6 for the first quarter of 2002. Jevic’s quarter-over-quarter yield improvement was offset by the negative effects of the severe winter weather experienced in February 2003, a 2.5 percent average wage increase over wages in the first quarter of 2002 and increased insurance and benefit expenses. Increased business levels with volatile daily volume peaks, further aggravated by weather related effects, exceeded short-term driver availability forcing utilization of sub-optimal and more expensive purchased transportation. However, a nonrecurring positive adjustment to revenue related reserves of $0.5 million partially offset by an unusually large cargo claim of $0.2 million, contributed to Jevic’s profitability for the quarter.

Holding company operating expenses were $0.9 million in excess of costs allocated to the operating companies for the first quarter of 2003. The $0.9 million is comprised of a normal run rate of $0.5 million in excess of allocated expenses plus $0.4 million of non-recurring costs for a consulting project and insurance reserve adjustments. The holding company had operating income of $0.3 million in the first quarter of 2002 which is not indicative of post spin-off operations.

SCST had nonoperating expenses of $2.3 million in the first quarter of 2003 compared to nonoperating expenses of $1.4 million in the first quarter of 2002. Substantially all SCST nonoperating expenses represent interest expense. The increase in interest cost is a result of the Company’s new capital structure consisting of predominantly longer term higher fixed rate instruments versus the principally shorter term floating rate structure with the former parent company. The increase in interest rates was partially offset by lower debt in 2003 versus 2002. The effective tax rate for the first quarter of 2003 was 41 percent compared to an effective tax rate of 45 percent in the first quarter of 2002. Net income was $1.3 million in the first quarter of 2003 compared to net loss of $73.2 million in the first quarter of 2002. The first quarter of 2002 included a non-cash charge for the cumulative effect of change in accounting for goodwill of $75.2 million. Net income before cumulative effect of change in accounting was $1.9 million in the first quarter of 2002.

Working capital/capital expenditures

SCST’s working capital increased from $54.9 million at December 31, 2002 to $67.7 million at March 31, 2003. The change in working capital is predominantly a result of seasonal increases in accounts receivable and prepaid expenses and other current assets. Cash flows from operating activities are a result of the first quarter being seasonally low. Net capital expenditures were $1.8 million for the three months ended March 31, 2003 compared to $1.3 million for the three months ended March 31, 2002. Capital investments during the first three months of 2003 primarily represent replacement of revenue equipment. The substantial portion of the Company’s annual capital expenditure program estimated to be approximately $50 million net of dispositions, will occur throughout the balance of the year.

Outlook

Our business is highly correlated to the general economy. Our outlook assumes no further economic deterioration in the remainder of 2003. We will continue to apply technology, training and accountability to improve productivity, while maintaining top-quality service. We believe we are positioned to improve earnings even in a slow-growth economy.

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

CHANGE IN ACCOUNTING METHOD

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123 the Company will recognize stock option expense prospectively for all stock awards granted after January 1, 2003, resulting in an estimated negative impact on earnings per share of less than $.01 for the year ended December 31, 2003 as the Company’s current long-term incentive plans are predominantly cash based plans, with the only expected stock option grants for outside directors. Stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Previously, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in APB No. 25, “Accounting for Stock Issued to Employees”, in accounting for stock options issued prior to January 1, 2003, and accordingly, no compensation expense has been or will be recognized for such stock awards granted.

FINANCIAL CONDITION

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

In connection with the spin-off effective October 1, 2002, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST also entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due the former parent company. In addition, SCST has third party borrowings of approximately $16.4 million in subordinated notes. SCST had approximately $120.5 million outstanding under the line-of-credit agreements with the former parent company immediately prior to the spin-off, of which $113.6 million was repaid to the former parent company under the terms of the spin-off. The remaining $6.9 million reduction in the line-of-credit with the former parent company was a capital contribution to SCST from the former parent company.

The $100 million Senior Notes are unsecured with a fixed interest rate of 7.38% and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2003, SCST was in compliance with these covenants.

The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At March 31, 2003, SCST had no borrowings under the Credit Agreement, $22.5 million in letters of credit outstanding under the Credit Agreement and availability of $27.5 million. The remaining portion of the Credit Agreement is available for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2003, SCST was in compliance with these covenants.

At March 31, 2003, the former parent company provided on behalf of SCST approximately $4.6 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. A lack of availability of surety bonds could result in the need for the former parent company to issue additional letters of credit. At March 31, 2003, the former parent company has provided on behalf of SCST $14.0 million in outstanding letters of credit. Under the terms of the Master Separation and Distribution Agreement, the former parent company will continue to provide SCST with this amount of collateral to support SCST’s various insurance programs. The collateral support by the former parent company is expected to remain in place for at least four years from the spin-off date, but the agreement is not limited to any length of time. However, the agreement does provide for significant increases in the cost to SCST for the collateral support by the former parent company after the end of the fourth year.

Projected net capital expenditures for 2003 are approximately $50 million, an increase from 2002 net capital expenditures of $24.8 million. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company believes it has adequate sources of capital to meet short-term and longer-term liquidity and capital expenditure requirements through cash balances, future operating cash flows and availability under its long-term debt facilities. Future operating cash flows are primarily dependent upon the Company’s profitability and working capital requirements. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, and in “Contractual Cash Obligations” below.

CONTRACTUAL CASH OBLIGATIONS

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2003 (in millions):

	Payments due by year

	2003(1)	2004	2005	2006	2007	Thereafter	Total

Contractual cash obligations:
Recorded obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	—	1.3	6.4	11.4	97.3	116.4
Operating leases	7.2	8.9	6.3	3.6	1.9	0.7	28.6

Total contractual obligations	$7.2	$8.9	$7.6	$10.0	$13.3	$98.0	$145.0

(1)	Cash obligations for the remainder of 2003.

	Amount of commitment expiration by year

	2003(1)	2004	2005	2006	2007	Thereafter	Total

Other commercial commitments:
Available line of credit	$—	$—	$27.5	$—	$—	$—	$27.5
Letters of credit	26.3	10.2	—	—	—	—	36.5
Surety bonds	5.5	0.1	—	—	—	—	5.6
Noncancellable purchase commitments	32.7	—	—	—	—	—	32.7

Total commercial commitments	$64.5	$10.3	$27.5	$—	$—	$—	$102.3

(1)	Commercial commitments for the remainder of 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. To mitigate our risk to rising fuel prices, Saia and Jevic each have implemented effective fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of March 31, 2003. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on the prime rate as of March 31, 2003.

	Expected Maturity Date						2003

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

Fixed Rate Debt	$—	$—	$1.3	$6.4	$11.4	$97.3	$116.4	$124.6
Average Interest Rate	0.00%	0.00%	7.00%	7.24%	7.32%	7.34%
Variable Rate Debt	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders —

(a)	On April 23, 2003, SCST held its Annual Meeting of Shareholders

(b)	The following directors were elected for a three year term with the indicated number of votes set forth below:

	For	Withheld

Herbert A. Trucksess, III	12,838,045	274,870
James A. Olson	13,040,752	72,163

Continuing Directors:
Klaus E. Agthe Mark A. Ernst John J. Holland Douglas W. Rockel

(c)	The proposal for the adoption of the 2003 Omnibus Incentive Plan was voted on and approved at the meeting by the following vote: For: 10,401,613, Against: 2,696,133, Abstain: 15,169.

(d)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2003 was voted on and approved at the meeting by the following vote: For: 13,099,278, Against: 4,207, Abstain: 9,430.

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

99.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The registrant filed a current report on Form 8-K dated March 3, 2003 reporting under Item 9 that earnings for the quarter ending March 31, 2003 are expected to be below the $.10 to $.14 per share guidance previously announced on January 24th.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: April 30, 2003	/s/ James J. Bellinghausen James J. Bellinghausen Vice President of Finance and Chief Financial Officer

CERTIFICATION

I, Herbert A. Trucksess, III, Chairman, President and Chief Executive Officer of SCS Transportation, Inc. (“registrant”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 30, 2003

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

Date: April 30, 2003

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