Form 10-Q
period 2003-06-30
SCS TRANSPORTATION INC
filed 2003-07-31
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      to

Commission file number: 0-49983

SCS TRANSPORTATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer
Identification No.)

4435 Main Street, Suite 930
Kansas City, Missouri	64111
(Address of principal	(Zip Code)
executive offices)

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 25, 2003

Common Stock, par value $.001 per share	14,747,016

SCS TRANSPORTATION, INC.

INDEX

PAGE

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets
June 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations
Quarter and Six Months Ended June 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6-9
ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-15
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4: Controls and Procedures	16
PART II. OTHER INFORMATION
ITEM 1: Legal Proceedings	17
ITEM 2: Changes in Securities and Use of Proceeds	17
ITEM 3: Defaults Upon Senior Securities	17
ITEM 4: Submission of Matters to a Vote of Security Holders	17
ITEM 5: Other Information	17
ITEM 6: Exhibits and Reports on Form 8-K	17
Signature	18
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
Assets	2003	2002

Current Assets:
Cash and cash equivalents	$32,316	$21,872
Accounts receivable	94,673	86,908
Prepaid expenses and other	34,144	30,709

Total current assets	161,133	139,489
Property and Equipment, at cost	493,756	487,803
Less-accumulated depreciation	214,203	200,645

Net property and equipment	279,553	287,158
Goodwill and Other Assets	17,220	17,696

Total assets	$457,906	$444,343

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$29,673	$26,009
Wages, vacations and employees’ benefits	31,224	27,870
Other current liabilities	31,697	30,682

Total current liabilities	92,594	84,561
Other Liabilities:
Long-term debt	116,460	116,410
Deferred income taxes	54,087	54,087
Claims, insurance and other	15,343	15,008

Total other liabilities	185,890	185,505
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,723,366 and 14,655,303 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	15	15
Additional paid-in-capital	201,199	200,611
Deferred compensation trust, 59,387 and zero shares of common stock at cost at June 30, 2003 and December 31, 2002, respectively	(692)	—
Retained earnings (deficit)	(21,100)	(26,349)

Total shareholders’ equity	179,422	174,277

Total liabilities and shareholders’ equity	$457,906	$444,343

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2003 and 2002
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months

	2003	2002	2003	2002

Operating Revenue	$208,263	$196,487	$408,373	$380,025
Operating Expenses:
Salaries, wages and employees’ benefits	116,003	111,810	229,147	217,912
Purchased transportation	22,384	20,334	41,500	38,008
Operating expenses and supplies	35,191	32,200	73,006	62,590
Operating taxes and licenses	8,008	7,819	16,058	15,487
Claims and insurance	6,706	6,458	13,342	11,761
Depreciation and amortization	10,985	11,106	21,840	22,357
Operating (gains) and losses	81	(3)	59	262

Total operating expenses	199,358	189,724	394,952	368,377

Operating Income	8,905	6,763	13,421	11,648
Nonoperating Expenses:
Interest expense	2,386	1,319	4,677	2,712
Other, net	(194)	91	(228)	76

Nonoperating expenses, net	2,192	1,410	4,449	2,788

Income Before Income Taxes and Cumulative Effect of Accounting Change	6,713	5,353	8,972	8,860
Income Tax Provision	2,790	2,259	3,723	3,839

Income Before Cumulative Effect of Accounting Change	3,923	3,094	5,249	5,021
Cumulative Effect of Change in Accounting for Goodwill	—	—	—	(75,175)

Net Income (Loss)	$3,923	$3,094	$5,249	$(70,154)

Average common shares outstanding – basic	14,665	14,565	14,675	14,565

Average common shares outstanding – diluted	15,083	14,565	15,089	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.27	$0.21	$0.36	$0.34
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.27	$0.21	$0.36	$(4.82)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.26	$0.21	$0.35	$0.34
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.26	$0.21	$0.35	$(4.82)

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2003 and 2002
(in thousands)
(unaudited)

	Six Months

	2003	2002

Operating Activities:
Net cash from operating activities	$24,970	$20,717
Investing Activities:
Acquisition of property and equipment	(17,751)	(11,349)
Proceeds from disposal of property and equipment	2,908	2,120

Net cash used in investing activities	(14,843)	(9,229)
Financing Activities:
Repayment of long-term debt	—	(6,010)
Stock option exercises	317	—
Net change in notes to former Parent	—	(4,247)

Net cash provided by (used in) financing activities	317	(10,257)

Net Increase in Cash and Cash Equivalents	10,444	1,231
Cash and cash equivalents, beginning of period	21,872	1,480

Cash and cash equivalents, end of period	$32,316	$2,711

Supplemental Cash Flow Information:
Income taxes paid, net	$5,041	$6,559
Interest paid	4,670	2,689

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

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the quarter ended June 30, 2003, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

Organization

The Company provides regional overnight and second-day less-than-truckload (LTL) and selected inter-regional LTL and truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). For the quarter ended June 30, 2003 Saia comprised approximately 64 percent and Jevic approximately 36 percent of total revenue.

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

Stock-Based Compensation

For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”. Accordingly, no stock-based compensation expense related to stock option awards was recorded in the quarter or six months ended June 30, 2002.

The following table illustrates the effect on net income and earnings per share during the quarter and six months ended June 30, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	Second Quarter	Six Months Ended
	2003	2003

Net income, as reported	$3,923	$5,249
Add: Stock-based compensation expense included in reported net income, net of tax	33	33
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(343)	(735)

Pro forma net income	$3,613	$4,547

Earnings per share:
As reported – Basic earnings per share	$0.27	$0.36

Pro forma – Basic earnings per share	$0.25	$0.31

As reported – Diluted earnings per share	$0.26	$0.35

Pro forma – Diluted earnings per share	$0.24	$0.30

There were no SCST stock options outstanding during the quarter and six months ended June 30, 2002 and therefore no comparative information is presented.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2003, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

(2)	Change in Accounting Method

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under SFAS No. 123 the Company will recognize stock option expense prospectively for all stock awards granted after January 1, 2003, resulting in an estimated negative impact on earnings per share of less than $.01 for the year ended December 31, 2003 as the Company’s current long-term incentive plans are predominantly cash based plans, with the only expected stock option grants to be for outside directors. Stock option grants will be expensed over the stock option vesting period based on the fair value at the date the options are granted. Previously, the Company applied the intrinsic value method permitted under SFAS No. 123, as defined in APB No. 25, “Accounting for Stock Issued to Employees,” in accounting for stock options issued prior to January 1, 2003, and accordingly, no compensation expense has been or will be recognized for such stock awards.

(3)	Computation of Earnings Per Share

The calculation of basic and diluted earnings per share for the quarter and six months ended June 30, 2002 was based upon the shares outstanding as of the date of the spin-off from our former parent company, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share includes the dilutive impact of outstanding stock options as shown below.

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Second Quarter		Six Months

	2003	2002	2003	2002

Numerator:
Income before cumulative effect of accounting change	$3,923	$3,094	$5,249	$5,021
Cumulative effect of change in accounting for goodwill	—	—	—	(75,175)

Net income (loss)	$3,923	$3,094	$5,249	$(70,154)

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,665	14,565	14,675	14,565
Effect of dilutive stock options	418	—	414	—

Denominator for diluted earnings per share– adjusted weighted average common shares	15,083	14,565	15,089	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.27	$0.21	$0.36	$0.34
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.27	$0.21	$0.36	$(4.82)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.26	$0.21	$0.35	$0.34
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.26	$0.21	$0.35	$(4.82)

(4)	Shareholders’ Equity

On March 6, 2003, the SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock. The Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, purchased 7,520 and 59,387 shares of the Company’s common stock at an aggregate purchase price of $86,000 and $692,000 during the quarter and six months ended June 30, 2003, respectively. The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan.

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

			Corporate
			and
	Saia	Jevic	Other	Consolidated

As of June 30, 2003
Identifiable assets	$284,794	$143,547	$29,565	$457,906
As of December 31, 2002
Identifiable assets	$274,403	$148,851	$21,089	$444,343
Quarter ended June 30, 2003
Operating revenue	$133,117	$75,146	$—	$208,263
Operating income (loss)	7,901	1,571	(567)	8,905
Quarter ended June 30, 2002
Operating revenue	$124,026	$72,461	$—	$196,487
Operating income (loss)	6,010	832	(79)	6,763
Six months ended June 30, 2003
Operating revenue	$256,728	$151,645	$—	$408,373
Operating income (loss)	12,201	2,675	(1,455)	13,421
Six months ended June 30, 2002
Operating revenue	$239,055	$140,970	$—	$380,025
Operating income	9,651	1,799	198	11,648

(6)	Commitments and Contingencies

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

SCST is a leading transportation company providing regional overnight and second-day less-than-truckload (LTL) and selected inter-regional LTL and truckload (TL) service solutions to more than 71,000 customers across the United States. SCST’s operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $1,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims with an additional $2,000,000 annual aggregate exposure for auto liability. Policy years prior to March 1, 2000 have per claim retention limits up to $2,000,000. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions.

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are continuously evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. On January 1, 2002, SCST adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”. The statement requires that, upon adoption and at least annually thereafter, SCST assess goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings may be required.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers. Since the cycle for pick up and delivery of shipments is generally 1-3 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections as well as specific customer situations. Billing adjustments are primarily made for discounts and billing corrections. These estimates are periodically evaluated and updated; however changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

RESULTS OF OPERATIONS

Quarter and six months ended June 30, 2003 vs. quarter and six months ended June 30, 2002

Revenue and volume

Operating revenue of SCST for the quarter ended June 30, 2003 was $208.3 million, up 6.6 percent on a per day basis from $196.5 million for the quarter ended June 30, 2002. The second quarter of 2003 had one less workday than the second quarter of 2002 for Jevic, while the workdays were consistent for Saia. Fuel surcharge revenue, which largely offsets the Company’s exposure to rising diesel prices, significantly affected the Company’s revenue trend for the quarter. Operating revenue excluding fuel surcharge was up 4.9 percent on a per day basis compared to the prior year quarter. Saia experienced quarter-over-quarter tonnage and shipment increases. While Jevic’s quarter-over-quarter shipments were up, tonnage was down due to a shift to more LTL shipments, which have lower weights. For the six months ended June 30, 2003 operating revenues were $408.4 million versus $380.0 million for the six months ended June 30, 2002, primarily due to increases in market share and a $10.1 million increase in fuel surcharge revenue.

Saia had operating revenue of $133.1 million for the quarter ended June 30, 2003, up 7.3 percent on a per day basis from $124.0 million for the quarter ended June 30, 2002. Saia’s operating revenue excluding fuel surcharge was $128.6 million for the quarter ended June 30, 2003, and up 5.6 percent on a per day basis from $121.7 million for the quarter ended June 30, 2002. Geographically, Saia’s revenue growth was strongest in its western region benefiting from improved service capabilities resulting from the 2001 integration of two western affiliates. Quarter-over-quarter Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 1.8 percent to $9.55 per hundredweight for the quarter ended June 30, 2003, the first quarter over quarter increase since 2001. LTL tonnage increased 3.7 percent to 620,000 tons and LTL shipments were up 3.9 percent to 1.2 million shipments. Management believes the yield improvement was achieved through providing high quality customer service and yield management. Additionally, Saia had implemented a 6.2 percent general rate increase effective June 9, 2003, on non-contractual accounts, which represent approximately 30 percent of its revenue base.

For the six months ended June 30, 2003, Saia had operating revenue of $256.7 million versus $239.1 million for the six months ended June 30, 2002 for a 7.4 percent increase. Operating revenues, excluding fuel surcharges, were $247.2 million for the six months ended June 30, 2003 up 5.0 percent on a per day basis from $235.5 million for the six months ended June 30, 2002. The increase, exclusive of fuel surcharges, over the six-month periods is primarily due to increased volumes supplemented by modest yield improvement.

Jevic had operating revenue of $75.1 million for the quarter ended June 30, 2003, up 5.4 percent on a per day basis from operating revenue of $72.5 million for the quarter ended June 30, 2002. Jevic’s operating revenue excluding fuel surcharge was $72.6 million for the quarter ended June 30, 2003, up 3.6 percent on a per day basis from $71.1 million for the quarter ended June 30, 2002. Jevic’s revenue increase is due to increased LTL volume, improved yields and increased brokerage revenue partially offset by lower TL volumes. Jevic’s yield increased 7.0 percent to $6.38 per hundredweight, excluding fuel surcharge revenue. On a per day basis, quarter-over-quarter tonnage was down 5.3 percent to 550,000 tons and shipments were up 2.4 percent to 253,000 shipments. The increase in yield is a result of a mix shift toward higher yielding LTL business, as well as some firming of prices in competitive regional markets. Additionally, Jevic implemented a 5.9 percent general rate increase on LTL business and 3.0 percent on truckload business on June 1, 2003, which effected approximately 40 percent of Jevic’s revenue base.

For the six months ended June 30, 2003, Jevic had operating revenue of $151.6 million versus $141.0 million for the six months ended June 30, 2002 for a 7.6 percent increase. Operating revenues, excluding fuel surcharges, were $145.8 million for the six months ended June 30, 2003, up 4.7 percent on a per day basis from $139.2 million for the six months ended June 30, 2002. The increase in revenue for the six-month period is primarily a result of the mix shift toward higher yielding LTL business.

Operating income

Operating income of SCST for the quarter ended June 30, 2003 was $8.9 million versus $6.8 million for the quarter ended June 30, 2002. Both Saia and Jevic experienced LTL tonnage and yield improvements versus the prior year quarter. This produced improved operating income results at Saia but Jevic faced some operating challenges that prevented their revenue improvements from increasing operating income. Higher fuel prices, in conjunction with volume changes, caused a $2.2 million increase in operating expenses and supplies as well as a portion of the $2.0 million increase in purchased transportation. These fuel cost increases were more than offset by increased customer participation in fuel surcharge programs and, with fuel prices generally declining during the quarter, benefits from a one week timing lag in fuel surcharge price adjustments. The second quarter of 2003 includes unallocated holding company costs of $0.6 million versus $0.1 million of unallocated costs in the second quarter of 2002. Holding company costs in 2002 are not indicative of post spin-off operations. The second quarter 2003 operating ratio (operating expenses divided by net revenue) for SCST was 95.7 compared to the second quarter 2002 operating ratio of 96.6. For the six months ended June 30, 2003, operating income was $13.4 million with an operating ratio of 96.7 compared to operating income of $11.6 million with an operating ratio of 96.9 for the six months ended June 30, 2002.

Saia second quarter 2003 operating income was $7.9 million compared to operating income of $6.0 million for the second quarter of 2002. Saia’s continued focus on cost controls and operating efficiencies contributed to its operating income improvement. During the second quarter of 2003 Saia had unfavorable experience in auto liability claims of approximately $1.3 million that was largely offset by favorable out-of-period adjustments, based on recent experience, to bad debt and other revenue related reserves totaling $1.1 million. Saia benefited from labor productivity gains, safety initiatives, which have reduced casualty claim frequency and other expense reductions that have offset structural cost increases in wages, benefits and health insurance. Wages increased an average of 4.4 percent versus the prior year quarter due to wage rate increases and other pay adjustments. Saia’s operating ratio was 94.1 for the second quarter of 2003 compared to 95.2 in the second quarter of 2002. Saia’s quarter-over-quarter yield improvement was supported by increases in shipment and LTL tonnage, productivity gains and variable cost control.

For the six months ended June 30, 2003, Saia had operating income of $12.2 million and an operating ratio of 95.2 compared to operating income of $9.7 million and an operating ratio of 96.0 for the six months ended June 30, 2002. Management believes the operating income improvement is a result of Saia providing high-quality service for customers combined with effective cost and yield management.

Jevic second quarter 2003 operating income was $1.6 million compared to $0.8 million for the second quarter in 2002. Jevic’s operating ratio was 97.9 for the second quarter of 2003 an improvement over the 98.9 for the second quarter of 2002. The second quarter of 2002 included a charge for workers compensation reserves of $1.5 million, which is about $1.2 million above Jevic’s experience for the second quarter of 2003. Jevic’s quarter-over-quarter yield improvement was offset by the impact of operational challenges related to a driver shortage requiring the use of higher cost purchased transportation and resulting in some deterioration in operating efficiencies. The second quarter of 2003 was also impacted by an approximately 2 percent average wage increase over wages in the second quarter of 2002 and increased health insurance and benefit expenses.

For the six months ended June 30, 2003, Jevic had operating income of $2.7 million and an operating ratio of 98.2 compared to operating income of $1.8 million and an operating ratio of 98.7 for the six months ended June 30, 2002. The increase in operating income for the six months ended June 30, 2003 over the six months ended June 30, 2002 was primarily a result of the second quarter activities discussed in the previous paragraph as the first quarter of 2003 was flat compared to the first quarter of 2002.

Holding company operating expenses for the quarter ended June 30, 2003 were $0.6 million in excess of costs allocated to the operating companies. For the six months ended June 30, 2003 holding company costs were $1.5 million, which is comprised of a normal run rate of $1.1 million in excess of allocated expenses plus $0.4 million of costs for a consulting project and insurance reserve adjustments. The holding company had $0.1 million in operating expenses in excess of costs allocated to the operating companies in the second quarter of 2002 and operating income of $0.2 million in the six months ended June 30, 2002, which is not indicative of post spin-off operations.

SCST had nonoperating expenses of $2.2 million in the second quarter of 2003 compared to nonoperating expenses of $1.4 million in the second quarter of 2002. SCST had nonoperating expenses of $4.4 million in the first six months of 2003 compared to nonoperating expenses of $2.8 million in the first six months of 2002. Substantially all SCST nonoperating expenses represent interest expense. The increase in interest cost is a result of the Company’s new capital structure consisting of predominantly longer term higher fixed rate instruments versus the principally shorter term floating rate structure with the former parent company. The increase in interest rates was partially offset by lower debt in 2003 versus 2002. The effective tax rate for the first half of 2003 was 41.5 percent compared to an effective tax rate of 43.3 percent in the first half of 2002. Net income was $3.9 million in the second quarter of 2003 compared to net income of $3.1 million in the second quarter of 2002. Net income was $5.2 million in the six months ended June 30, 2003 compared to a net loss of $70.2 million in the six months ended June 30, 2002. The first quarter of 2002 included a non-cash charge for the cumulative effect of change in accounting for goodwill of $75.2 million. Net income before cumulative effect of change in accounting was $5.0 million for six months ended June 30, 2002.

Working capital/capital expenditures

SCST’s working capital increased from $54.9 million at December 31, 2002 to $68.5 million at June 30, 2003. The change in working capital is predominantly a result of higher invested cash balance and seasonal increases in accounts receivable and prepaid expenses and other current assets. Cash flows from operating activities are $25.0 million for the six months ended June 30, 2003 compared to $20.7 million for the six months ended June 30, 2002, which increased due to improved profitability and collections of accounts receivable. Net capital expenditures were $14.8 million for the six months ended June 30, 2003 compared to $9.2 million for the six months ended June 30, 2002. Capital investments during the first six months of 2003 primarily represent replacement of revenue equipment. The Company projects it will spend an additional $32 million in capital, net of dispositions, over the remainder of the year, resulting in total annual net capital expenditures of $47 million.

Outlook

Our business is highly correlated to the general economy. Our outlook assumes a relatively flat to low growth second-half economy. We will continue to apply technology, training and accountability to improve productivity, while maintaining top-quality service. We believe we are positioned to improve earnings even in a slow-growth economy.

In the short-term, we will continue to focus on cost and yield management efforts, while further improving productivity and positioning the Company for longer-term growth. Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery or downturn, our ability to match capacity with shifting volume levels, competitive pricing pressures and insurance claims. We also look to increase market share in our existing geography and to explore geographic expansion pending the right opportunities.

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

FINANCIAL CONDITION

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. In addition, the Company may pursue selective growth initiatives such as geographic expansion that would require capital funding.

In connection with the spin-off effective October 1, 2002, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST also entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due the former parent company. In addition, SCST has third party borrowings of approximately $16.5 million in subordinated notes. SCST had approximately $120.5 million outstanding under the line-of-credit agreements with the former parent company immediately prior to the spin-off, of which $113.6 million was repaid to the former parent company under the terms of the spin-off. The remaining $6.9 million reduction in the line-of-credit with the former parent company was a capital contribution to SCST from the former parent company.

The $100 million Senior Notes are unsecured with a fixed interest rate of 7.38% and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2003, SCST was in compliance with these covenants.

The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At June 30, 2003, SCST had no borrowings under the Credit Agreement, $22.5 million in letters of credit outstanding under the Credit Agreement and availability of $27.5 million. The remaining portion of the Credit Agreement is available for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2003, SCST was in compliance with these covenants.

At June 30, 2003, the former parent company provided on behalf of SCST approximately $4.3 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. A lack of availability of surety bonds could result in the need for the former parent company to issue additional letters of credit. At June 30, 2003, the former parent company provided on behalf of SCST $13.6 million in outstanding letters of credit. Under the terms of the Master Separation and Distribution Agreement, the former parent company will continue to provide SCST with this amount of collateral to support SCST’s various insurance programs for which SCST pays the former parent a market rate. The collateral support by the former parent company is expected to remain in place for at least four years from the spin-off date, but the agreement is not limited to any length of time. However, the agreement does provide for significant increases in the cost to SCST for the collateral support by the former parent company after September 30, 2006.

Projected net capital expenditures for 2003 are approximately $47 million, an increase from 2002 net capital expenditures of $24.8 million. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

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

In accordance with accounting principles generally accepted in the United States of America, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, and in “Contractual Cash Obligations” below.

CONTRACTUAL CASH OBLIGATIONS

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2003 (in millions):

	Payments due by year

	2003 (1)	2004	2005	2006	2007	Thereafter	Total

Contractual cash obligations:
Recorded obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	—	1.3	6.4	11.4	97.4	116.5
Operating leases	5.0	9.5	7.0	4.3	2.1	0.8	28.7

Total contractual obligations	$5.0	$9.5	$8.3	$10.7	$13.5	$98.2	$145.2

(1) Cash obligations for the remainder of 2003.

	Amount of commitment expiration by year

	2003 (1)	2004	2005	2006	2007	Thereafter	Total

Other commercial commitments:
Available line of credit	$—	$—	$27.5	$—	$—	$—	$27.5
Letters of credit	25.9	10.2	—	—	—	—	36.1
Surety bonds	4.1	1.4	0.1	—	—	—	5.6
Noncancellable purchase							—
commitments	22.2	1.0	—	—	—	—	23.2

Total commercial commitments	$52.2	$12.6	$27.6	$—	$—	$—	$92.4

(1) Commercial commitments for the remainder of 2003.

FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including those contained in “Outlook” and “Financial Condition”, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Forward-looking statements include those preceded by, followed by, or that include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions. These forward-looking statements involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements, because of, among other things, potential risks and uncertainties. These factors include, but are not limited to, general economic conditions; labor relations; governmental regulations; cost and availability of fuel; inclement weather; competitive initiatives and pricing pressures; self insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure, which presently has limited exposure to floating interest rate risks, is more fully described in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. To mitigate our risk to rising fuel prices, Saia and Jevic each have implemented effective fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of June 30, 2003. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on the prime rate as of June 30, 2003.

	Expected Maturity Date						2003

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

Fixed Rate Debt	$—	$—	$1.3	$6.4	$11.4	$97.4	$116.5	$130.4
Average Interest Rate	0.00%	0.00%	7.00%	7.24%	7.32%	7.34%
Variable Rate Debt	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Item 4. Controls and Procedures

We maintain a rigorous set of disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our principal executive and financial officers have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The registrant filed a current report on Form 8-K, dated April 24, 2003, reporting under Item 9, announcing its first quarter results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: July 30, 2003	/s/ James J. Bellinghausen

James J. Bellinghausen
Vice President of Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1