Form 10-Q
period 2003-09-30
SCS TRANSPORTATION INC
filed 2003-10-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 27, 2003
Common Stock, par value $.001 per share	14,763,016

SCS TRANSPORTATION, INC.

INDEX

PAGE

PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements
Condensed Consolidated Balance Sheets
September 30, 2003 and December 31, 2002	3
Condensed Consolidated Statements of Operations
Quarter and Nine months Ended September 30, 2003 and 2002	4
Condensed Consolidated Statements of Cash Flows
Nine months Ended September 30, 2003 and 2002	5
Notes to Condensed Consolidated Financial Statements	6-9
ITEM 2: Management’s Discussion and Analysis of Results of Operations and Financial Condition	9-15
ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	16
ITEM 4: Controls and Procedures	16-17
PART II. OTHER INFORMATION
ITEM 1: Legal Proceedings	18
ITEM 2: Changes in Securities and Use of Proceeds	18
ITEM 3: Defaults Upon Senior Securities	18
ITEM 4: Submission of Matters to a Vote of Security Holders	18
ITEM 5: Other Information	18
ITEM 6: Exhibits and Reports on Form 8-K	18
Signature	19
Exhibit Index	E-1

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$31,280	$21,872
Accounts receivable	98,079	86,908
Prepaid expenses and other	31,149	30,709

Total current assets	160,508	139,489
Property and Equipment, at cost	508,884	487,803
Less-accumulated depreciation	223,143	200,645

Net property and equipment	285,741	287,158
Goodwill and Other Assets	17,344	17,696

Total assets	$463,593	$444,343

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$28,590	$26,009
Wages, vacations and employees’ benefits	34,990	27,870
Other current liabilities	33,698	30,682

Total current liabilities	97,278	84,561
Other Liabilities:
Long-term debt	116,485	116,410
Deferred income taxes	49,185	54,087
Claims, insurance and other	15,749	15,008

Total other liabilities	181,419	185,505
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,760,016 and 14,655,303 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	15	15
Additional paid-in-capital	201,589	200,611
Deferred compensation trust, 62,407 and zero shares of common stock at cost at September 30, 2003 and December 31, 2002, respectively	(738)	—
Retained earnings (deficit)	(15,970)	(26,349)

Total shareholders’ equity	184,896	174,277

Total liabilities and shareholders’ equity	$463,593	$444,343

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the quarter and nine months ended September 30, 2003 and 2002
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months

	2003	2002	2003	2002

Operating Revenue	$211,530	$201,155	$619,903	$581,181
Operating Expenses:
Salaries, wages and employees’ benefits	119,054	112,604	348,201	330,516
Purchased transportation	20,927	20,854	62,427	58,861
Operating expenses and supplies	35,166	34,792	108,171	97,382
Operating taxes and licenses	8,127	7,778	24,186	23,265
Claims and insurance	5,979	5,439	19,321	17,201
Depreciation and amortization	11,074	11,359	32,915	33,717
Operating (gains) and losses	45	233	104	495

Total operating expenses	200,372	193,059	595,325	561,437

Operating Income	11,158	8,096	24,578	19,744
Nonoperating Expenses:
Interest expense	2,385	1,201	7,062	3,913
Other, net	(90)	77	(319)	153

Nonoperating expenses, net	2,295	1,278	6,743	4,066

Income Before Income Taxes and Cumulative Effect of Accounting Change	8,863	6,818	17,835	15,678
Income Tax Provision	3,733	2,813	7,456	6,652

Income Before Cumulative Effect of Accounting Change	5,130	4,005	10,379	9,026
Cumulative Effect of Change in Accounting for Goodwill	—	—	—	(75,175)

Net Income (Loss)	$5,130	$4,005	$10,379	$(66,149)

Average common shares outstanding — basic	14,750	14,565	14,722	14,565

Average common shares outstanding — diluted	15,147	14,565	15,108	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.35	$0.27	$0.70	$0.62
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.35	$0.27	$0.70	$(4.54)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.34	$0.27	$0.69	$0.62
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.34	$0.27	$0.69	$(4.54)

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2003 and 2002
(in thousands)
(unaudited)

	Nine Months

	2003	2002

Operating Activities:
Net cash from operating activities	$41,031	$17,232
Investing Activities:
Acquisition of property and equipment	(35,501)	(29,359)
Proceeds from disposal of property and equipment	3,387	4,987

Net cash used in investing activities	(32,114)	(24,372)
Financing Activities:
Proceeds from issuance of long-term debt	—	110,789
Repayment of long-term debt	—	(22,525)
Proceeds from stock option exercises	491	—
Net change in notes to former Parent	—	(80,221)

Net cash provided by financing activities	491	8,043

Net Increase in Cash and Cash Equivalents	9,408	903
Cash and cash equivalents, beginning of period	21,872	1,480

Cash and cash equivalents, end of period	$31,280	$2,383

Supplemental Cash Flow Information:
Income taxes paid, net	$9,980	$14,713
Interest paid	6,748	3,409

See accompanying notes to condensed consolidated financial statements

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

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the quarter ended September 30, 2003, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2003.

Organization

The Company provides regional overnight and second-day less-than-truckload (LTL) and selected inter-regional LTL and truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). For the quarter ended September 30, 2003 Saia generated 64 percent and Jevic 36 percent of total revenue.

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

Stock-Based Compensation

For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”. Accordingly, no stock-based compensation expense related to stock option awards was recorded in the quarter or nine months ended September 30, 2002.

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

In connection with the spin-off effective October 1, 2002, all former parent company stock options issued and outstanding to employees of SCST were replaced with SCST stock options with equivalent vesting, contract terms and an intrinsic value identical to the value of the former parent company options being replaced.

There were no SCST stock options outstanding during the quarter and nine months ended September 30, 2002, and therefore, no comparative information is presented.

The following table illustrates the effect on net income and earnings per share during the quarter and nine months ended September 30, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	Third Quarter	Nine Months
	2003	2003

Net income, as reported	$5,130	$10,379
Add: Stock-based compensation expense included in reported net income, net of tax	44	77
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(245)	(976)

Pro forma net income	$4,929	$9,480

Earnings per share:
As reported — Basic earnings per share	$0.35	$0.70

Pro forma — Basic earnings per share	$0.33	$0.64

As reported — Diluted earnings per share	$0.34	$0.69

Pro forma — Diluted earnings per share	$0.33	$0.63

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2003, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

(2)	Computation of Earnings Per Share

The calculation of basic and diluted earnings per share for the quarter and nine months ended September 30, 2002 was based upon the shares outstanding as of the date of the spin-off from our former parent company, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share includes the dilutive impact of outstanding stock options as shown below.

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Third Quarter		Nine Months

	2003	2002	2003	2002

Numerator:
Income before cumulative effect of accounting change	$5,130	$4,005	$10,379	$9,026
Cumulative effect of change in accounting for goodwill	—	—	—	(75,175)

Net income (loss)	$5,130	$4,005	$10,379	$(66,149)

Denominator:
Denominator for basic earnings per share — weighted average common shares	14,750	14,565	14,722	14,565
Effect of dilutive stock options	397	—	386	—

Denominator for diluted earnings per share — adjusted weighted average common shares	15,147	14,565	15,108	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.35	$0.27	$0.70	$0.62
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.35	$0.27	$0.70	$(4.54)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.34	$0.27	$0.69	$0.62
Cumulative effect of change in accounting for goodwill	—	—	—	(5.16)

Net income (loss)	$0.34	$0.27	$0.69	$(4.54)

(3)	Shareholders’ Equity

On March 6, 2003, the SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock. The Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, purchased 3,020 and 62,407 shares of the Company’s common stock at an aggregate purchase price of $46,000 and $738,000 during the quarter and nine months ended September 30, 2003, respectively. The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan.

(4)	Business Segment Information

The Company has two operating subsidiaries (Saia and Jevic) that are reportable segments. Each of these segments is a strategic business unit offering different products and services.

The segments are managed separately because each requires different operating, technology and marketing strategies. The Company evaluates financial performance primarily on operating income and return on capital.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Management fees and other corporate services are charged to segments based on direct benefit received or allocated indirect benefit based on revenue. The following table summarizes the Company’s operations by business segment (in thousands):

			Corporate
			and
	Saia	Jevic	Other	Consolidated

As of September 30, 2003
Identifiable assets	$287,834	$145,724	$30,035	$463,593
As of December 31, 2002
Identifiable assets	$274,403	$148,851	$21,089	$444,343
Quarter ended September 30, 2003
Operating revenue	$134,347	$77,183	$—	$211,530
Operating income (loss)	8,105	3,773	(720)	11,158
Quarter ended September 30, 2002
Operating revenue	$127,580	$73,575	$—	$201,155
Operating income (loss)	6,526	1,851	(281)	8,096
Nine months ended September 30, 2003
Operating revenue	$391,076	$228,827	$—	$619,903
Operating income (loss)	20,305	6,448	(2,175)	24,578
Nine months ended September 30, 2002
Operating revenue	$366,636	$214,545	$—	$581,181
Operating income	16,176	3,650	(82)	19,744

(5)	Commitments and Contingencies

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

The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundred weight (yield) and revenue per shipment, both excluding the impact of fuel surcharge; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, insurance claims and expense and fuel and maintenance; and our ability to match operating costs to shifting volume levels.

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

RESULTS OF OPERATIONS

Quarter and nine months ended September 30, 2003 vs. quarter and nine months ended September 30, 2002

Revenue and volume

Operating revenue of SCST for the quarter ended September 30, 2003 was $211.5 million, up 5.2 percent on a per day basis from $201.2 million for the quarter ended September 30, 2002. Fuel surcharge revenue, which is intended to reduce the Company’s exposure to rising diesel prices, significantly affected the Company’s revenue trend for the quarter. Operating revenue excluding fuel surcharge was up 3.7 percent on a per day basis compared to the prior-year quarter. Saia experienced tonnage and shipment increases over the prior-year quarter. While Jevic’s shipments were up, tonnage was down versus the prior-year quarter due to a shift to more LTL shipments, which have lower weights. For the nine months ended September 30, 2003, operating revenues were $619.9 million versus $581.2 million for the nine months ended September 30, 2002, primarily due to increases in market share and a $13.1 million increase in fuel surcharge revenue.

Saia had operating revenue of $134.3 million for the quarter ended September 30, 2003, up 5.3 percent on a per day basis from $127.6 million for the quarter ended September 30, 2002. Saia’s operating revenue excluding fuel surcharge was $129.9 million for the quarter ended September 30, 2003, up 3.9 percent on a per day basis from $125.0 million for the quarter ended September 30, 2002. Including the effects of mix changes, Saia’s LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) decreased 0.3 percent from the prior year quarter to $9.53 per hundredweight for the quarter ended September 30, 2003. The pricing environment, especially in regional markets, remains stable, but very competitive. LTL tonnage increased 4.0 percent to 626,000 tons and LTL shipments were up 2.0 percent to 1.2 million shipments. Management believes that Saia continues to grow volumes by providing high quality service for its customers.

For the nine months ended September 30, 2003, Saia had operating revenue of $391.1 million versus $366.6 million for the nine months ended September 30, 2002 for a 6.7 percent increase. Operating revenue, excluding fuel surcharge, was $377.1 million for the nine months ended September 30, 2003, up 4.6 percent on a per day basis from $360.5 million for the nine months ended September 30, 2002. The increase, exclusive of fuel surcharge, over the nine-month period was primarily due to increased volumes. Additionally, Saia implemented a 6.2 percent general rate increase effective June 9, 2003 on non-contractual accounts, which represent approximately 30 percent of its revenue base.

Jevic had operating revenue of $77.2 million for the quarter ended September 30, 2003, up 4.9 percent on a per day basis from operating revenue of $73.6 million for the quarter ended September 30, 2002. Jevic’s operating revenue excluding fuel surcharge was $74.6 million for the quarter ended September 30, 2003, up 3.5 percent on a per day basis from $72.1 million for the quarter ended September 30, 2002. Jevic’s revenue increase is due to increased LTL volume, improved yields and increased brokerage revenue, partially offset by lower TL volumes. Jevic’s yield increased 2.5 percent to $6.36 per hundredweight, excluding fuel surcharge revenue. On a per day basis, tonnage was down 1.6 percent versus the prior-year quarter to 558,000 tons and shipments were up 3.3 percent to 252,000 shipments. The increase in yield is a result of a mix shift toward higher yielding LTL business.

For the nine months ended September 30, 2003, Jevic had operating revenue of $228.8 million versus $214.5 million for the nine months ended September 30, 2002 for a 6.7 percent increase. Operating revenue, excluding fuel surcharge, was $220.3 million for the nine months ended September 30, 2003, up 4.3 percent on a per day basis from $211.2 million for the nine months ended September 30, 2002. The increase in revenue excluding fuel surcharge for the nine-month period is primarily a result of the mix shift toward higher yielding LTL business. Additionally, Jevic implemented a 5.9 percent general rate increase on LTL business and a 3.0 percent increase on truckload business on June 1, 2003, which affected approximately 40 percent of Jevic’s revenue base.

Operating income

Operating income of SCST for the quarter ended September 30, 2003 was $11.2 million versus $8.1 million for the quarter ended September 30, 2002 with both business segments reporting improved operating results. Volume gains, cost controls and productivity improvements contributed to the improved operating results. Higher fuel prices, in conjunction with volume changes, caused $1.8 million of the increase in operating expenses and supplies. These fuel cost increases were more than offset by increased revenues from the fuel surcharge programs. Structural cost increases, primarily in wages and health care, were offset by cost controls in other areas and improved productivity. The third quarter of 2003 includes unallocated holding company costs of $0.7 million versus $0.3 million of unallocated costs in the third quarter of 2002. Holding company costs in 2002 are not indicative of post spin-off operations. The third quarter 2003 operating ratio (operating expenses divided by operating revenue) for SCST was 94.7 compared to the third quarter 2002 operating ratio of 96.0. For the nine months ended September 30, 2003, operating income was $24.6 million with an operating ratio of 96.0 compared to operating income of $19.7 million with an operating ratio of 96.6 for the nine months ended September 30, 2002.

Saia’s third quarter 2003 operating income was $8.1 million compared to operating income of $6.5 million for the third quarter of 2002. Saia’s continued focus on cost controls and operating efficiencies contributed to its operating income improvement. Saia benefited from labor productivity gains, safety initiatives, which have reduced workers compensation claim frequency and other expense reductions that have offset structural cost increases in wages, benefits and healthcare costs. Wages increased an average of 4.2 percent versus the prior-year quarter due to scheduled wage rate increases and other pay adjustments. In addition, Saia’s healthcare costs increased $1.6 million over the third quarter of 2002. During the third quarter of 2003, Saia had an unfavorable adjustment in auto liability reserves for prior period claims of approximately $0.5 million that was more than offset by a $0.8 million favorable adjustment to allowance for doubtful accounts for prior period estimates, based on recent experience related to bad debts. Saia’s operating ratio was 94.0 for the third quarter of 2003 compared to 94.9 in the third quarter of 2002.

For the nine months ended September 30, 2003, Saia had operating income of $20.3 million and an operating ratio of 94.8 compared to operating income of $16.2 million and an operating ratio of 95.6 for the nine months ended September 30, 2002. Management believes the operating income improvement is a result of volume gains combined with effective cost and yield management.

Jevic’s third quarter 2003 operating income was $3.8 million compared to $1.9 million for the third quarter in 2002. Jevic’s operating ratio was 95.1 for the third quarter of 2003, an improvement over the 97.5 for the third quarter of 2002. The third quarter of 2002 included a $0.9 million charge to adjust workers compensation reserves to an actuarial estimate, while the third quarter of 2003 included a $0.4 million favorable adjustment to workers compensation reserves reflecting Jevic’s improved year-to-date injury frequency trends. Additionally, Jevic had net favorable adjustments to revenue and other claims reserves of $0.5 million during the quarter offset by $0.4 million in claims expense for one severe accident. Jevic’s results were also negatively impacted during the quarter by the Northeast Blackout. Jevic’s quarter-over-quarter yield improvement was offset by the impact of operational challenges related to a continuing driver shortage requiring the use of higher cost purchased transportation. The third quarter of 2003 was also impacted by an approximately 2 percent average increase over wages from the third quarter of 2002 and increased healthcare costs.

For the nine months ended September 30, 2003, Jevic had operating income of $6.4 million and an operating ratio of 97.2 compared to operating income of $3.7 million and an operating ratio of 98.3 for the nine months ended September 30, 2002. The increase in operating income for the nine months ended September 30, 2003 over the nine months ended September 30, 2002 was primarily a result of the third quarter activities discussed in the previous paragraph and a $1.5 million charge for workers compensation reserves in the second quarter of 2002, which was $1.2 million above Jevic’s experience for second quarter of 2003.

Holding company operating expenses for the quarter ended September 30, 2003 were $0.7 million in excess of costs allocated to the operating companies, which includes a $0.2 million charge related to the appreciation of SCST stock accounted for in the Capital Accumulation Plan. For the nine months ended September 30, 2003 holding company costs were $2.2 million, which includes $0.4 million of costs for a consulting project and insurance reserve adjustments plus $0.2 million related to the appreciation of SCST stock discussed above. The holding company had $0.3 million and $0.1 million in operating expenses in excess of costs allocated to the operating companies in the three months and nine months ended September 30, 2002, respectively, which are not indicative of post spin-off operations.

SCST had nonoperating expenses of $2.3 million in the third quarter of 2003 compared to nonoperating expenses of $1.3 million in the third quarter of 2002. SCST had nonoperating expenses of $6.7 million in the first nine months of 2003 compared to nonoperating expenses of $4.1 million in the first nine months of 2002. Substantially all SCST post spin-off nonoperating expenses represent interest expense. The increase in interest cost is a result of the Company’s new capital structure consisting of predominantly longer term higher fixed rate instruments versus the principally shorter term floating rate structure with the former parent company. The increase in interest rates was partially offset by lower debt in 2003 versus 2002. The effective tax rate for the first nine months of 2003 was 41.8 percent compared to an effective tax rate of 42.4 percent in the first nine months of 2002. Net income was $5.1 million in the third quarter of 2003 compared to net income of $4.0 million in the third quarter of 2002. Net income was $10.4 million in the nine months ended September 30, 2003 compared to a net loss of $66.1 million in the nine months ended September 30, 2002. The first quarter of 2002 included a non-cash charge for the cumulative effect of change in accounting for goodwill of $75.2 million. Net income before cumulative effect of change in accounting was $9.0 million for nine months ended September 30, 2002.

Working capital/capital expenditures

SCST’s working capital increased from $54.9 million at December 31, 2002 to $63.2 million at September 30, 2003. The change in working capital is predominantly a result of a higher invested cash balance and seasonal increases in accounts receivable offset by increases in wage and employee benefits accruals. These accruals are both seasonal and affected by the day of the week on which the accounting period ends. Cash flows from operating activities increased to $41.0 million for the nine months ended September 30, 2003 from $17.2 million for the nine months ended September 30, 2002, due to improved profitability and collections of accounts receivable. Net capital expenditures were $32.1 million for the nine months ended September 30, 2003 compared to $24.4 million for the nine months ended September 30, 2002. Capital investments during the first nine months of 2003 primarily represent replacement of revenue equipment. The Company anticipates that it will spend an additional $18 million in capital, net of dispositions, over the remainder of the year, resulting in total annual net capital expenditures of $50 million for 2003.

Outlook

Our business is highly correlated to the general economy. Our outlook assumes a relatively low year-over-year growth in the industrial economy during the fourth quarter. We plan to continue to apply technology, training and accountability to improve productivity, while maintaining top-quality service. We believe we are positioned to improve earnings even in a slow-growth economy.

In the short-term, we plan to continue to focus on cost and yield management efforts, while further seeking to improve productivity and positioning the Company for longer-term growth. Actual results for 2003 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery or downturn, our ability to match capacity with shifting volume levels, competitive pricing pressures and self-insurance claims. We also look to increase market share in our existing geography and to explore geographic expansion pending the right opportunities.

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

FINANCIAL CONDITION

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements. In addition, the Company may pursue selective growth initiatives, such as geographic expansion, that would require capital funding.

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

The $100 million Senior Notes are unsecured with a fixed interest rate of 7.38% and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2003, SCST was in compliance with these covenants.

The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At September 30, 2003, SCST had no borrowings under the Credit Agreement, $22.5 million in letters of credit outstanding under the Credit Agreement and availability of $27.5 million. The remaining portion of the Credit Agreement is available for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2003, SCST was in compliance with these covenants.

At September 30, 2003, the former parent company provided on behalf of SCST approximately $4.3 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. A lack of availability of surety bonds could result in the need for the former parent company to issue additional letters of credit. At September 30, 2003, the former parent company provided on behalf of SCST $13.6 million in outstanding letters of credit. Under the terms of the Master Separation and Distribution Agreement, the former parent company will continue to provide SCST with this amount of collateral to support SCST’s various insurance programs for which SCST reimburses the former parent for their cost which is subject to market variability and the former parent’s credit position. The collateral support by the former parent company is not limited to any length of time. However, the agreement does provide for significant increases in the cost to SCST for the collateral support by the former parent company after September 30, 2006.

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

In accordance with accounting principles generally accepted in the United States of America, our operating leases are not recorded on our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002, and in “Contractual Cash Obligations” below.

CONTRACTUAL CASH OBLIGATIONS

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2003 (in millions):

	Payments due by year

	2003 (1)	2004	2005	2006	2007	Thereafter	Total

Contractual cash obligations:
Recorded obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	—	1.3	6.4	11.4	97.4	116.5
Operating leases	2.4	9.4	7.3	4.6	2.4	0.9	27.0

Total contractual obligations	$2.4	$9.4	$8.6	$11.0	$13.8	$98.3	$143.5

(1)	Cash obligations for the remainder of 2003.

	Amount of commitment expiration by year

	2003 (1)	2004	2005	2006	2007	Thereafter	Total

Other commercial commitments:
Available line of credit	$—	$—	$27.5	$—	$—	$—	$27.5
Letters of credit	—	36.1	—	—	—	—	36.1
Surety bonds	0.1	5.4	0.1	—	—	—	5.6
Noncancellable purchase commitments	12.6	3.8	—	—	—	—	16.4

Total commercial commitments	$12.7	$45.3	$27.6	$—	$—	$—	$85.6

(1)	Commercial commitments for the remainder of 2003.

FORWARD-LOOKING STATEMENTS

Certain statements in this Report, including those contained in “Outlook” and “Financial Condition”, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Forward-looking statements include those preceded by, followed by, or that include words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers; governmental regulations, including but not limited to Hours of Service, engine emissions and Homeland Security; cost and availability of fuel; inclement weather; competitive initiatives and pricing pressures; self insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in other filings with the Securities and Exchange Commission.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure, which presently has limited exposure to floating interest rate risks, is more fully described in the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Saia and Jevic each maintain fuel surcharge programs that are designed to mitigate our risk to rising fuel prices. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of September 30, 2003. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. Weighted average variable rates are based on the prime rate as of September 30, 2003.

	Expected Maturity Date						2003

								Fair
	2003	2004	2005	2006	2007	Thereafter	Total	Value

Fixed Rate Debt	$—	$—	$1.3	$6.4	$11.4	$97.4	$116.5	$126.1
Average Interest Rate	0.00%	0.00%	7.00%	7.24%	7.32%	7.34%
Variable Rate Debt	$—	$—	$—	$—	$—	$—	$—	$—

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Disclosure Controls were effective to provide reasonable assurance that material information relating to SCST and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when SCST’s periodic reports are being prepared.

As of the end of the period covered by this Quarterly Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of SCST’s financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities and Use of Proceeds — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002)

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002)

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The registrant furnished a current report on Form 8-K, dated July 17, 2003, reporting under Item 9, announcing its second quarter results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

/s/ James J. Bellinghausen

Date: October 30, 2003	James J. Bellinghausen Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002)

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002)

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002)

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1