Form 10-K
period 2003-12-31
SCS TRANSPORTATION INC
filed 2004-02-25
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-49983

SCS Transportation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4435 Main Street, Suite 930
Kansas City, Missouri	64111

(Address of Principal Executive Offices)	(Zip Code)

(816) 960-3664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Names of each exchange on which registered

Common Stock, par value $.001 per share	The Nasdaq National Market
Preferred Stock Purchase Rights	The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

The aggregate market value of the 14,653,786 shares of Common Stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors or 10 percent stockholders) was $310,806,801 based on the last sales price of the Common Stock on February 18, 2004, as reported on the Nasdaq National Market. The number of shares of Common Stock outstanding as of February 18, 2004 was 14,776,160.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2003, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 21, 2004 have been incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

Overview

SCS Transportation, Inc. (SCST or the Company) is a leading transportation company that provides a variety of trucking transportation and supply chain solutions to a broad range of industries, including the retail, chemical and manufacturing industries. Through our operating subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic), we serve a wide variety of customers by offering regional, interregional and national less-than-truckload (LTL) services and selected truckload (TL) services across the United States. None of our approximately 7,700 employees is represented by a union.

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

We operate two business segments, Saia and Jevic. In 2003, Saia generated revenue of $521 million and operating income of $27.7 million. In 2002, Saia generated revenue of $490 million and operating income of $21.9 million. In 2003, Jevic generated revenue of $307 million and operating income of $9.4 million. In 2002, Jevic generated revenue of $286 million and operating income of $5.8 million. Information regarding revenues and operating income of Saia and Jevic are contained in the notes to our audited financial statements contained in this annual report.

Operating Subsidiaries

Saia Motor Freight Line, Inc.

Founded in 1924, Saia is a leading multi-regional LTL carrier that serves the South, Southwest, Pacific Northwest and the West. Saia specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia primarily provides its customers with solutions to handle shipments between 100 and 10,000 pounds, but also provides selected truckload service.

Saia has invested substantially in technology to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia to provide its trademarked Customer Service Indicators ® program, allowing customers to monitor service performance on a wide array of attributes. Customers can access the information via the Internet to help manage their shipments. The Customer Service Indicators® measure the following: on-time pickup; on-time delivery; claims settled within 30 days; claim free shipments; proof of delivery request turnaround; and invoicing accuracy. The index provides both Saia and the customer with a report card of overall service levels.

As of December 31, 2003, Saia operated a network comprised of 112 service facilities. The average Saia shipment weighs approximately 1,300 pounds and travels an average distance of approximately 560 miles. In March 2001, Saia successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. Saia had approximately 5,200 employees at December 31, 2003.

On February 16, 2004, we acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern less-than-truckload carrier operating in ten states with approximately 600 employees. The operations of Clark Bros. are expected to be integrated into Saia in May 2004 bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The expanded Saia now serves 29 states with 127 service facilities.

Jevic Transportation, Inc.

Founded in 1981, Jevic is a specialized LTL transportation services provider that also offers selected TL services throughout the continental United States and portions of Canada. Jevic specializes in offering its customers standard and customized regional transportation solutions based on its non-traditional Breakbulk-Free® operating model, often eliminating the need to rehandle freight at interim and destination service facilities. The average shipment weight is approximately 4,400 pounds, and the average shipment distance is approximately 750 miles. Jevic has approximately 2,500 employees.

The Jevic approach offers customers a broad line of LTL and TL services that can accommodate a wider range of shipment sizes and trip lengths than traditional regional carriers. Jevic develops integrated solutions for customers designed to lower their overall supply chain costs, which can include direct-to-customer deliveries, multi-shipper order consolidation for their inbound supplies, and express and time-definite deliveries. Approximately half of the Jevic trailers are heated and service customers with temperature-sensitive requirements. Jevic is a partner with the American Chemical Council Responsible Care Program and derives over 50 percent of its revenue from chemical and chemical-related sectors.

The technology employed by Jevic is crucial to its Breakbulk-Free® LTL operating model. Jevic uses the Qualcomm OmniTRACS satellite-based communications system, facilitating the load planning and capacity management processes critical to its operating structure. To leverage this information, Jevic has developed a proprietary suite of programs called PreSys® (predictive systems) providing information to effectively anticipate volumes, optimize load planning and meet customer service expectations while minimizing cost. In addition to these items, Jevic has several initiatives in process to further enhance its technology applications.

Industry

According to an American Trucking Associations report, in 2002 the trucking industry accounted for 87 percent of total domestic freight revenue, or $585 billion, and 68 percent of domestic freight volume. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability, shipment integrity and speed than other surface transportation options.

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

SCST is primarily an LTL carrier. The LTL segment accounted for approximately $58 billion of revenue in 2002, or 10 percent of total trucking revenue according to the American Trucking Associations.

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service facilities. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment is typically classified into three subgroups:

•	Regional — Average distance is typically less than 500 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination centers, which increase service reliability and avoid costs associated with intermediate handling.

•	Interregional — Average distance is usually between 500 and 1,000 miles with a focus on serving two- and three-day markets.

•	National — Average distance is typically in excess of 1,000 miles with focus on service in two- to five-day markets. National providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service facilities, multiple distribution facilities, and a relay network. To gain service and cost advantages, they occasionally ship directly between service facilities, reducing intermediate handling.

Over the last several years there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple subgroups.

Saia operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes. Although Jevic focuses on the LTL sector, its non-traditional operating model allows it to provide high quality service across sector boundaries of weight (LTL and TL) and distance (regional, interregional and national).

The TL segment is the largest portion of the “for-hire” truck transportation market. In 2002 the TL segment generated approximately $250 billion in revenue or 43 percent of total trucking revenue according to the American Trucking Associations. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds at one time, making multiple delivery stops.

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

Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment, largely due to the number of transactions and number of customers served on a daily basis. Saia, for example, picks up approximately 18,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment, with a few large national carriers and several large regional carriers.

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

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continually emphasize the importance of safe operations and to reduce both the frequency and severity of injuries and accidents. This emphasis is not only appropriate to protect our employees and our communities, but with the continued escalation of commercial insurance and health care costs, is important to maintain and improve shareholder returns.

Continue focus on delivering best-in-class service.

The foundation of our growth and profitability strategy is consistently delivering high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.

Prepare the organization for future growth.

Our primary focus within organizational development is maintaining sound relationships with our current employees. We invest in thorough internal communications programs and are committed to providing competitive wages and benefits to our employees.

We believe it is also important to invest in the development of human resources, technology capabilities and strategic real estate that positions our Company for future growth and will allow the Company to meet the increasing demands of the marketplace.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be as much as 15 percent. This improves margins, asset turnover and return on capital. To support this initiative, sales staffing was increased by approximately 15 percent during the first half of 2003. The additional staffing was deployed in markets and towards customer segments that provide the greatest opportunities for profitable growth.

We actively monitor opportunities to add service facilities where we have sufficient density and we see potential for future volume growth. Both Saia and Jevic have added modest facility capacity, including Jevic’s expansion to Los Angeles and capacity expansion in Houston in 2002, and in Saia’s 2003 opening of three new service facilities in Colorado and California.

Continue focus on improving operating efficiencies.

As a result of aggressive management initiatives and ongoing establishment of comprehensive operating best practices, both Saia and Jevic continue to improve operating efficiency. This success helps offset a variety of structural cost increases like casualty insurance, wage rates and health care benefits. We believe our companies are well positioned to manage costs and asset utilization as the economy rebounds and we believe we will continue to see new opportunities for cost savings.

Manage yields and business mix.

This strategy involves managing both the pricing process and the mix of customers, in ways that allow our networks to operate more profitably. While regional pricing remains highly competitive, it appears to have improved relative to 2002 trends and should further benefit as the economy strengthens as expected.

Expand geographic footprint.

When the time is right, we plan to pursue geographic expansion because we believe it promotes earnings growth and improves our customer value proposition. We increased our borrowing availability under our revolver and increased cash balances during 2003. This increased financial capacity allows us to be more opportunistic with growth initiatives. On February 16, 2004, we acquired Clark Bros., a Midwestern less-than-truckload carrier operating in ten states. The operations of Clark Bros. are expected to be integrated into Saia in May 2004 bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City.

Management may consider acquisitions from time to time to help expand geographic reach while gaining built-in customer volume. Management believes integration of acquisitions is a core competency and it has developed a repeatable blueprint from its successful experience in 2001 integrating WestEx and Action Express into Saia.

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest while the third quarter is the strongest.

Labor

Most regional LTL companies, including Saia and Jevic, and virtually all TL companies are not subject to collective bargaining agreements. By contrast, the vast majority of employees in the national LTL sector are subject to collective bargaining agreements with the International Brotherhood of Teamsters.

In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items.

Work rule flexibility is a major issue in the regional LTL sector, as flexibility is required to meet the service levels required by customers.

Our employees are not represented by a collective bargaining unit allowing for better communications and employee relations, stronger future growth prospects, as well as improved efficiencies and customer service capabilities.

Competition

Shippers have an increasingly wide range of choices. We believe that service quality, variety of services offered, responsiveness and flexibility are the important competitive differentiators.

SCST focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the national and two-day markets and a large number of shorter-haul or regional transportation companies in the two-day and overnight markets. Since 2000, Jevic has faced additional competition in primarily Northeast markets from a recently established company that employs numerous former Jevic employees and that actively solicits business from Jevic customers. SCST also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking industry due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.

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

Key areas of regulatory activity include:

Department of Homeland Security.

The trucking industry is working closely with government agencies to define and implement improved security processes. The Transportation Security Administration is currently focusing on trailer security, driver identification, driver background checking processes and border-crossing procedures. Various measures are being implemented that could increase the cost of operations or reduce productivity.

Department of Transportation.

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) finalized rules on motor carrier driver hours of service that require motor carriers to provide drivers with more opportunities to sleep by limiting the maximum number of hours a driver may be on duty between mandatory off-duty hours. This new regulation effects Jevic’s operations and could increase its costs and decrease its productivity. In addition, we believe this regulation could further tighten the market for qualified drivers and put upward pressure on driver wages. However, the Company does not believe these new regulations will materially impact our operations. The new rules were made effective in January of 2004.

Environmental Protection Agency.

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

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We have established programs to monitor and control environmental risks and to comply with all applicable environmental regulations. As part of our safety and risk management program, we periodically perform internal environmental reviews to maintain environmental compliance and avoid environmental risk. We believe that we are currently in substantial compliance with applicable environmental laws and regulations and that the cost of compliance has not materially affected results of operations.

Food and Drug Administration.

The Food and Drug Administration has issued rules in support of the Bioterrorism Preparedness and Response Act of 2002 to provide security of food and foodstuffs throughout the supply chain. As transporters of food items, our companies will be required to track and maintain records of these items throughout their movement and provide access to government officials upon request. We do not believe these regulations will have a material impact on our operations.

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

Executive Officers of the Registrant

Information regarding executive officers of SCST is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held

Herbert A. Trucksess, III	54	Chairman, President and Chief Executive Officer, SCS Transportation, Inc. Mr.
		Trucksess was named President and Chief Executive Officer of the Yellow Regional Transportation Group (now SCS Transportation, Inc.) in February 2000. Mr. Trucksess had been Senior Vice President and Chief Financial Officer of Yellow Corporation since June 1994.

Richard D. O’Dell	42	President and Chief Executive Officer, Saia Motor Freight Line, Inc. since November 1999. Mr. O’Dell joined Saia in 1997 as Vice President of Finance and Administration.

Paul J. Karvois	49	President and Chief Executive Officer, Jevic Transportation, Inc. since January 2000, having served as President since March 1997.

James J. Bellinghausen	42	Vice President and Chief Financial Officer of SCS Transportation, Inc. (formerly Yellow Regional Transportation Group) since April 2000. Mr. Bellinghausen joined Yellow Corporation in August 1998 as Director of Corporate Accounting. Prior to joining Yellow Corporation, Mr. Bellinghausen had 14 years of experience in public accounting.

John P. Burton	48	Vice President, Marketing and External Affairs, SCS Transportation, Inc. since January 2002 having previously served as Vice President of the Yellow Regional Transportation Group from November 2000 to December 2001. Mr. Burton was Senior Director of Sales Administration at Yellow Freight from 1997 to 1999 and was promoted to Vice President of Channel Marketing in July 1999.

David J. Letke	58	Vice President, Operations and Planning, SCS Transportation, Inc. since October 2002. Mr. Letke served as a consultant to the Yellow Regional Transportation Group from February 2000 through September 2002. From July 1998 until January 2000, Mr. Letke served as President and CEO of Preston Trucking Company.

Officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any executive officer and any other executive officer or director of SCST or of any of its subsidiaries.

Additional Information

SCST has an Internet website that is located at www.scstransportation.com. SCST makes available free of charge through its Internet website all filings with the Securities and Exchange Commission as soon as reasonably practicable after making such filings with the Securities and Exchange Commission. SCST has adopted a code of ethics that applies to its executive officers and is available free of charge through its Internet website.

Item 2. Properties

SCST is the corporate holding company for Saia and Jevic and has eight employees. SCST leases its corporate office space in Kansas City, Missouri.

Saia is headquartered in Duluth, Georgia. At December 31, 2003 Saia owned 36 service facilities and the Houma, Louisiana general office and leased 76 service facilities, the Duluth, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 32 percent of its service facility locations, these locations account for 53 percent of its door capacity. This follows the Saia strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2003, Saia owned all of its 2,268 tractors and 7,765 trailers.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2003

Location	Own/lease	Doors

Atlanta, GA	Own	224
Dallas, TX	Own	174
Memphis, TN	Own	124
Houston, TX	Own	108
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Los Angeles, CA	Lease	80
Miami, FL	Own	68
Jacksonville, FL	Own	64
Phoenix, AZ	Own	59
Oklahoma City, OK	Own	55
Denver, CO	Lease	54
Tyler, TX	Lease	52
Birmingham, AL	Own	51
Tampa, FL	Own	51
Greensboro, NC	Own	49
Lafayette, LA	Own	48
Little Rock, AR	Own	44
Nashville, TN	Lease	44
Sacramento, CA	Lease	44
Seattle, WA	Lease	44

Jevic is headquartered in Delanco, New Jersey and originates shipments primarily east of the Mississippi River, but provides services to customers throughout the continental United States and portions of Canada through ten origination facilities. As of December 31, 2003, Jevic owned all of its 1,272 tractors and 2,564 trailers.

Jevic Facilities

Location	Own/lease	Doors

Delanco, NJ	Own	108
Chicago, IL	Own	100
Charlotte, NC	Lease	100
Cleveland, OH	Lease	83
Oxford, MA	Own	80
Atlanta, GA	Lease	74
Cincinnati, OH	Lease	72
Newark, NJ	Lease	58
Houston, TX	Lease	50
Los Angeles, CA	Lease	32
Willingboro, NJ (maintenance facility)	Lease	N/A

Item 3. Legal Proceedings

Saia and Jevic are both subject to ordinary-course litigation arising out of personal injury, property damage, freight and employment claims. None of these legal actions separately or in the aggregate are viewed by management to be excessive compared to historical trends, nor are they expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

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

	Low	High

Year Ended December 31, 2003
First Quarter	$9.76	$12.64
Second Quarter	$10.15	$13.40
Third Quarter	$12.55	$17.30
Fourth Quarter	$13.49	$18.79
Year Ended December 31, 2002
Fourth Quarter	$6.64	$10.30

Stockholders

As of January 31, 2004, there were 2,029 holders of record of our common stock.

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

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuances under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,109,509	$5.09	229,093 (1)
Equity compensation plans not approved by security holders	—	—	—

Total	1,109,509	$5.09	229,093

(1)  See note 8 to the consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. No more than 68,500 of the amount remaining available may be issued in the form of restricted stock under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan.

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

	Year ended December 31

	2003	2002	2001	2000	1999(1)

	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue	$827,359	$775,436	$771,582	$789,009	$594,510
Operating income (2)	32,882	27,230	15,743	21,661	28,678
Income before cumulative effect of accounting change	14,933	12,058	771	1,698	9,789
Net income (loss) (3)	14,933	(63,117)	771	1,698	9,789
Diluted earnings per share before cumulative effect of accounting change (4)	0.99	0.82	0.05	0.12	0.67
Diluted earnings (loss) per share (4)	0.99	(4.30)	0.05	0.12	0.67
Other financial data:
Net cash provided by operating activities	58,270	50,439	68,718	69,521	40,951
Net cash used in investing activities (1)	(49,830)	(24,792)	(19,613)	(59,033)	(53,016)
Depreciation and amortization	44,039	44,920	49,166	48,296	33,406
Balance sheet data:
Cash and cash equivalents	30,870	21,872	1,480	4,922	3,558
Net property and equipment	292,393	287,158	306,041	334,427	319,635
Total assets	464,066	444,343	511,946	551,667	536,461
Total debt	116,510	116,410	128,992	206,884	218,899
Total shareholders’ equity	189,582	174,277	229,649	203,514	198,926
Measurements:
Operating ratio (5)	96.0%	96.5%	98.0%	97.3%	95.2%

(1)	On July 9, 1999, Jevic was acquired. The results of operations include the results of operations of Jevic from the date of the acquisition. Net cash used in investing activities in 1999 excludes $164.5 million relating to the acquisition of Jevic.

(2)	Operating expenses in 2001 and 2000 include integration charges of $6.7 million and $2.7 million, respectively, relating to the integration of WestEx and Action Express into Saia.

(3)	Net loss for the year ended December 31, 2002 includes a non-cash charge of $75.2 million recorded as a cumulative effect of change in accounting principle to reflect the impairment of goodwill at Jevic under new accounting standards adopted January 1, 2002.

(4)	Earnings per share amounts for periods presented prior to the spin-off are based on 14,565,478 shares of common stock outstanding at the September 30, 2002 Spin-off date.

(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company’s business is highly correlated to the industrial economy. The Company is focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is both labor intensive and capital intensive. The Company looks for opportunities to leverage technology, improve safety and achieve better asset utilization (primarily tractors and trailers) to improve cost and productivity. The Company grew year over year revenue by 7 percent in 2003 despite a flat economy as measured by Blue Chip Economic Indicators, which estimated 0.2 percent year over year growth in industrial production. Revenue growth was primarily attributable to the Company’s growth in less-than-truckload (LTL) tonnage which management believes reflects market share gains due to various sales initiatives. The LTL pricing environment remained competitive and the Company saw only modest year over year improvement in LTL revenue per hundredweight, one measure of yield.

Incremental margins from increased tonnage volume within its existing network, along with cost and productivity improvements realized in 2003, more than offset structural cost increases in wages, health insurance claims, public company costs and other expense items. This resulted in an overall improvement in the Company’s operating ratio (operating expenses divided by operating revenue) of 50 basis points to 96.0 percent in 2003.

The Company generated cash flows from operations of $58.3 million in 2003. The Company improved its financial capacity to pursue opportunistic growth strategies by increasing its cash balance to $30.9 million and availability under its revolving credit facility to $35.2 million at December 31, 2003. There was no significant change in the Company’s outstanding indebtedness during 2003.

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

SCST is a leading transportation company providing regional and interregional LTL and selected truckload (TL) service solutions to more than 72,000 customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey. On September 30, 2002, Yellow Corporation (Yellow) completed a tax-free distribution to its shareholders of 100 percent of the outstanding common stock of SCST (the Spin-off).

Our business is highly correlated to the industrial economy and is impacted by a number of other external factors including the weather, price and availability of fuel and regulation. The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, claims and insurance expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except ratios and revenue per hundredweight)

				Percent Variance

	2003	2002	2001	’03 v. ’02	’02 v. ’01

Operating Revenue	$827,359	$775,436	$771,582	6.7%	0.5%
Operating Expenses:
Salaries, wages and employees’ benefits	465,714	439,590	435,795	5.9	0.9
Purchased transportation	81,551	77,885	71,304	4.7	9.2
Depreciation and amortization	44,039	44,920	49,166	(2.0)	(8.6)
Other operating expenses	203,173	185,811	199,574	9.3	(6.9)
Operating Income	32,882	27,230	15,743	20.8	73.0
Nonoperating Expense	8,970	6,271	10,939	43.0	(42.7)
Operating Ratio	96.0%	96.5%	98.0%	(0.5)	(1.5)
Working Capital	68,519	54,928	21,300	24.7	157.9
Cash flow from operations	58,270	50,439	68,718	15.5	(26.6)
Net capital expenditures	49,830	24,792	19,613	101.0	26.4
Operating Statistics:
LTL Tonnage
Saia	2,422	2,319	2,229	4.4	4.0
Jevic	1,053	995	994	5.8	0.2
Total Tonnage
Saia	2,977	2,861	2,790	4.0	2.6
Jevic	2,209	2,235	2,252	(1.2)	(0.8)
LTL Shipments
Saia	4,504	4,356	4,181	3.4	4.2
Jevic	877	833	815	5.3	2.2
Total Shipments
Saia	4,575	4,423	4,245	3.4	4.2
Jevic	1,012	971	954	4.3	1.7
LTL Revenue per hundredweight excluding fuel surcharge
Saia	9.54	9.52	9.72	0.2	(2.1)
Jevic	9.19	9.09	8.96	1.0	1.5
Total Revenue per hundred weight excluding fuel surcharge
Saia	8.44	8.40	8.47	0.5	(0.9)
Jevic	6.44	6.15	6.08	4.8	1.2

Year ended December 31, 2003 vs. year ended December 31, 2002

Revenue and volume

The 6.7 percent increase in consolidated revenue to $827.4 million was the result of volume increases in both shipments and LTL tonnage while year over year yield was relatively flat, as pricing remains very competitive. Fuel surcharge revenue, which was 3.6 percent of total revenue in 2003, is intended to reduce the Company’s exposure to rising diesel prices and was higher by approximately $14.7 million in 2003.

Saia had operating revenue of $520.7 million in 2003, an increase of 6.3 percent over 2002 operating revenue of $489.8 million. Saia’s operating revenue excluding fuel surcharge was $502.3 million in 2003, up 4.6 percent from $480.3 million in 2002. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 0.2 percent to $9.54 per hundredweight for 2003, while LTL tonnage was up 4.4 percent to 2.4 million tons and LTL shipments were up 3.4 percent to 4.5 million shipments. The flat yield is a combination of freight mix and competitive pricing pressure in regional markets. Management believes that Saia continues to grow volume by providing high quality service for its customers and from sales initiatives in specific market segments. Saia has approximately 70 percent of revenue that is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On June 9, 2003, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Jevic had operating revenue of $306.7 million in 2003, a 7.4 percent increase over $285.6 million in 2002. Jevic’s operating revenue excluding fuel surcharge was $295.5 million in 2003, up 5.5 percent from $280.2 million in 2002. Jevic revenue per hundredweight excluding fuel surcharge increased 4.8 percent to $6.44 per hundredweight, while tonnage was down 1.2 percent to 2.2 million tons and shipments were up 4.3 percent to 1.0 million shipments. Jevic’s revenue increase is due to increased LTL volume, improved yields and increased brokerage revenue, partially offset by lower truckload volumes. The increase in yield is primarily a result of a planned mix shift toward higher yielding LTL business. Jevic has approximately 60 percent of revenue that is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 1, 2003, Jevic implemented a 5.9 percent general rate increase on LTL business and a 3.0 percent increase on truckload business for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

The 20.8 percent increase in consolidated operating income reflects higher margin contribution on year over year volume increases and cost and productivity improvements partially offset by structural cost increases. The 2003 operating ratio (operating expenses divided by operating revenue) was 96.0 compared to 96.5 in 2002. Both Saia and Jevic continued initiatives to improve productivity and control variable costs as monthly volumes fluctuated. These costs and productivity initiatives were partially offset by structural cost increases in wage rates, healthcare costs, casualty insurance premiums and other operating expenses. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $10.6 million of the increase in operating expenses and supplies. These fuel price increases were more than offset by increased revenues from the fuel surcharge program.

Saia had operating income of $27.7 million in 2003, compared to $21.9 million in 2002. The operating ratio at Saia was 94.7 in 2003 compared to 95.5 in 2002. Despite the relatively flat yield discussed above, Saia improved its operating income through continued strong cost controls and productivity initiatives that improved performance metrics in pickup and delivery, linehaul and dock areas of the Company. These improvements in labor productivity, safety initiatives and other expense reductions offset higher healthcare costs, a general wage increase in August 2003 and other wage adjustments during the year. As of the end of 2003, Saia’s wage rates were 4.5 percent higher than the end of 2002. Saia’s overall increase in wage expense was partially offset by a decrease in purchased transportation, as Saia more efficiently utilized purchased transportation in meeting its peak capacity needs.

Jevic operating income was $9.4 million in 2003, up from $5.8 million in 2002. Jevic’s revenue and yield improvement offset structural cost increases in 2003. The operating ratio at Jevic was 96.9 in 2003 compared to 98.0 in 2002. Jevic reduced its frequency rate for workers’ compensation claims in 2003. Workers’ compensation expense in 2002 included $2.7 million higher than anticipated costs relating to unfavorable development in the severity of open claims and the implementation of a more conservative, actuarial estimate for establishing workers’ compensation reserves. This level of profitability was obtained despite a 1.0 percent average wage increase over 2002. Jevic increased its use of purchased transportation to fill peak capacity needs during 2003 versus the prior year, principally due to operational challenges related to a continuing shortage of drivers throughout the year.

Holding company operating expenses for 2003 were $4.3 million in excess of costs allocated to the operating companies. These holding company costs included a $0.4 million charge related to the appreciation of SCST stock accounted for in the Capital Accumulation Plan, a $0.9 million charge for the estimated payout of our long-term incentive plan related to the appreciation of SCST stock, $1.1 million related to reserve increases on older casualty claims and $0.2 million for a consulting project. These older casualty claims were incurred prior to our September 2002 spin-off, and had been subject to a deductible buy-down program with our former parent. The increase in reserves was appropriate to estimate the increased severity potential of these claims. The holding company had $0.5 million in operating expenses in excess of costs allocated to the operating companies in 2002, which was not indicative of post spin-off operations.

Other

Substantially all SCST nonoperating expenses represent interest expense. The increase in interest cost is a result of the Company’s post spin-off capital structure consisting of predominantly longer-term, higher fixed rate instruments versus the principally shorter term floating rate structure with the former parent company. The consolidated effective tax rate was 37.6 percent in 2003 compared to 42.5 percent in 2002. The decrease in the effective tax rate is due to the tax benefit for previously unrecognized state operating loss carryforwards of $1.0 million, due to changes in state tax laws enacted in 2003, together with the reduced impact of nondeductible business expenses on higher income before income taxes. The 2002 results include a charge of $75.2 million recorded in the first quarter of 2002 from the cumulative effect of a change in accounting for goodwill. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate and additional discussion on the charge for the cumulative effect of a change in accounting for goodwill.

Working capital/capital expenditures

The change in working capital is predominantly the result of a higher invested cash balance and increases in accounts receivable, due to higher revenues in December 2003 versus December 2002, offset by increases in wage and employee benefits accruals, primarily related to increased accruals for profit sharing and vacation. Restrictions on prepayment of long-term fixed rate debt resulted in a higher cash and cash equivalent balance from operations in 2003 . The 2003 capital investments primarily represent replacement of revenue equipment and investment in technology equipment and software.

Year ended December 31, 2002 vs. year ended December 31, 2001

Revenue and volume

Revenue of $775.4 million in 2002 reflected relatively flat year over year growth resulting from small volume increases and competitive pricing pressures brought on by the sluggish economy. In addition, fuel surcharge revenue was lower by approximately $5.4 million in 2002.

Saia had operating revenue of $489.8 million in 2002, an increase of 0.9 percent over 2001 operating revenue of $485.4 million. Saia’s operating revenue excluding fuel surcharge was $480.3 million in 2002, up 1.6 percent from $472.6 million in 2001. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) decreased 2.1 percent to $9.52 per hundredweight for 2002, while LTL tonnage was up 4.0 percent to 2.3 million tons and LTL shipments were up 4.2 percent to 4.4 million shipments. The decrease in yield is a combination of freight mix and competitive pricing pressure. Saia had approximately 60 percent of revenue that was subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue was subject to the annual general rate increase. On July 15, 2002, Saia implemented a 5.9 percent general rate increase for this group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Jevic had operating revenue of $286 million in 2002, consistent with $286 million in 2001. Jevic’s operating revenue excluding fuel surcharge was $280.2 million in 2002, up 0.5 percent from $278.6 million in 2001. Jevic yield excluding fuel surcharge increased 1.1 percent to $6.15 per hundredweight, while tonnage was down 0.8 percent to 2.2 million tons and shipments were up 1.7 percent to 971,000 shipments. Jevic experienced improved quarter over quarter volume comparisons in the second half of 2002 after several quarters of declining trends due to the economic downturn and competition. The increase in yield was due to some firming in the pricing environment. Jevic had approximately 60 percent of revenue that was subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue was subject to the annual general rate increase. On August 1, 2002, Jevic implemented a 5.9 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

The increase in 2002 operating income is a combination of cost management efforts, a modest increase in shipping volumes and the elimination of prior year integration charges and goodwill amortization. The operating income in 2001 included $6.7 million of costs for the integration of WestEx and Action Express into Saia and goodwill amortization of approximately $3.0 million that was eliminated in 2002. Both Saia and Jevic continued initiatives to improve productivity and control variable costs as volumes fluctuated. However, these cost reduction and productivity initiatives were partially offset by increases in wage rates (total employees increased by only 1.0 percent to 7,500 at year end), casualty insurance premiums and other operating expenses. The Company had a $3.5 million decrease in operating expense and supplies as a result of declines in fuel prices and volume changes which reduced total year over year fuel costs.

Saia had operating income of $21.9 million in 2002, compared to $9.7 million in 2001 (including integration charges of $6.7 million). The operating ratio at Saia was 95.5 in 2002 compared to 98.0 in 2001. Despite the decrease in yield discussed above, Saia improved its operating income due to strong cost controls and improved operating efficiencies. Improvements in productivity offset higher workers’ compensation costs and pay increases. Saia implemented a wage increase in August 2002, which was substantially offset by labor productivity gains and other expense reductions. As of the end of 2002, Saia’s wage rates were 4 percent higher than the end of 2001 reflecting some changes in wage structure as well. Saia increased its use of purchased transportation to fill peak capacity needs during 2002 versus the prior year.

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

Other

Borrowings for the first nine months of 2002 and full year 2001 reflect lower rate, shorter-term financing with Yellow, the former parent. However, the 2001 interest expense reflects higher average debt balances. The consolidated effective tax rate was 42.5 percent in 2002 compared to 84.0 percent in 2001. The decrease in effective tax rate is due to the lessened impact of nondeductible business expenses on higher income before income taxes along with the elimination of nondeductible goodwill amortization in 2002. The 2002 results include a charge of $75.2 million in the first quarter of 2002 from the cumulative effect of a change in accounting for goodwill. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate and additional discussion on the charge for the cumulative effect of a change in accounting for goodwill.

Working capital/capital expenditures

The change in working capital is a result of increases in accounts receivable due to higher revenues in December 2002 versus December 2001. Working capital was further increased by a reduction of current maturities of long-term debt and a substantial increase in cash and cash equivalents in 2002. Cash from operations in 2002 was used to pay down short-term variable rate debt; however, restrictions on prepayment of long-term fixed rate debt resulted in a higher cash and cash equivalent balance. The 2002 capital investments primarily represent replacement of revenue equipment and the purchase of three service facilities for Saia, net of proceeds from the sale of an existing Saia service facility.

Outlook

Our business is highly correlated to the general economy, and in particular industrial production. However, in 2003, we achieved revenue growth and profitability improvement despite a relatively flat industrial economic environment. For 2004, we anticipate an improving economy that will allow continued growth in our existing geography and subsidiary-specific profit improvement initiatives, focused on cost management, productivity and asset utilization that will help offset anticipated structural cost increases in wages and healthcare claims. We also believe an improving economy will provide the opportunity for improved pricing and yield management.

Our priorities in 2004 include a continued focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth. Actual results for 2004 will depend upon a number of factors, including the timing, speed and magnitude of the economic recovery, our ability to match capacity with shifting volume levels, competitive pricing pressures, insurance claims and integration risks.

See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for further discussion of recent accounting pronouncements.

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. See Note 1 to the accompanying consolidated financial statements for further discussion.

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. See Notes 1 and 5 to the accompanying consolidated financial statements for further discussion.

Financial Condition

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

In connection with the Spin-off, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST also entered into a $50 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent, which has subsequently been increased to $75 million. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow discussed below. SCST had approximately $120.5 million outstanding under line-of-credit agreements with Yellow immediately prior to the Spin-off, of which $113.6 million was repaid to Yellow under the terms of the Spin-off. The remaining $6.9 million reduction in the line-of-credit with Yellow was a capital contribution to SCST from Yellow.

The Company’s long-term debt at December 31, 2003 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2003, SCST was in compliance with these covenants. In addition, SCST has third party borrowings of approximately $16.5 million in subordinated notes.

On November 14, 2003, the Credit Agreement was amended to $75 million to increase the Company’s capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims without diminishing its borrowing capacity. The amended $75 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2006. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At December 31, 2003, SCST had no borrowings under the Credit Agreement, $35.3 million in letters of credit outstanding under the Credit Agreement and availability of $35.2 million based on SCST’s qualified receivables. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2003, SCST was in compliance with these covenants.

At December 31, 2003 Yellow provided on behalf of SCST approximately $2.3 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. A lack of availability of surety bonds could result in the need for Yellow to issue additional letters of credit. At December 31, 2003, Yellow has provided on behalf of SCST $3.3 million in outstanding letters of credit under historical insurance programs, which Saia participated with other Yellow affiliates. The collateral support by Yellow is expected to remain in place until claims for these prior years are closed. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off,

SCST pays Yellow’s actual cost of the collateral through October 2005 after which time it is cost plus 100 basis points through October 2007.

Projected net capital expenditures for 2004 are approximately $55 million, an approximately $5 million increase from 2003 net capital expenditures. Approximately $3 million of the 2004 capital budget was committed at December 31, 2003. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $58.3 million for the year ended December 31, 2003, which were $8.4 million more than 2003 net capital expenditures. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. However, the Company has adequate sources of capital to meet short-term liquidity needs through its cash ($30.9 million at December 31, 2003) and availability under its revolving credit facility ($35.2 million at December 31, 2003). In addition to these sources of liquidity, the Company has $25 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. The February 16, 2004 acquisition of Clark Bros. Transfer, Inc. utilized approximately $25 million in cash. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

Actual net capital expenditures are summarized in the following table (in millions):

	Year ended

	2003	2002	2001

Land and structures:
Additions	$1.3	$6.7	$3.3
Sales	(0.4)	(1.8)	—
Revenue equipment, net	42.5	12.6	8.6
Technology and other	6.4	7.3	7.7

Total	$49.8	$24.8	$19.6

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited consolidated financial statements included in this Form 10-K, and in “Contractual Cash Obligations” table below. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $8.6 million for 2004 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2003.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2003 (in millions):

	Payments due by year

	2004	2005	2006	2007	2008	Thereafter	Total

Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	—	1.3	6.4	11.4	11.4	86.0	116.5
Operating leases	9.6	7.6	4.8	2.6	0.8	0.1	25.5
Purchase obligations (2)	5.1	0.5	0.3	—	—	—	5.9

Total contractual obligations	$14.7	$9.4	$11.5	$14.0	$12.2	$86.1	$147.9

(1)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes commitments of $2.6 million for capital expenditures.

	Amount of commitment expiration by year

	2004	2005	2006	2007	2008	Thereafter	Total

Other commercial commitments:
Available line of credit	$—	$—	$35.2	$—	$—	$—	$35.2
Letters of credit	38.7	—	—	—	—	—	38.7
Surety bonds	3.5	0.1	—	—	—	—	3.6

Total commercial commitments	$42.2	$0.1	$35.2	$—	$—	$—	$77.5

Critical Accounting Policies And Estimates

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the current policy year, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions. These estimates tend to be historically accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers. Since the cycle for pick up and delivery of shipments is generally 1-3 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections. Billing adjustments are primarily made for discounts and billing corrections. These estimates are continuously evaluated and updated; however, changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are continuously evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. Annually, SCST assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

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

Forward-Looking Statements

Certain statements in this Report, including those contained in Item 1, “Outlook” and Item 7, “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers; governmental regulations, including but not limited to Hours of Service, engine emissions and Homeland Security; cost and availability of fuel; inclement weather; integration risks; competitive initiatives and pricing pressures; self-insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the consolidated financial statements. To mitigate our risk to rising fuel prices, Saia and Jevic each have implemented fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of December 31, 2003 with comparative information for December 31, 2002. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2003		2002

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value	Total	Fair Value

Fixed rate debt	$—	$1.3	$6.4	$11.4	$11.4	$86.0	$116.5	$127.6	$116.4	$123.4
Average interest rate	—	7.00%	7.24%	7.32%	7.33%	7.34%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—	—	—	—	—

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Independent Auditors’ Report

The Board of Directors and Shareholders
SCS Transportation, Inc.:

We have audited the accompanying consolidated balance sheets of SCS Transportation, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The 2001 consolidated financial statements of SCS Transportation, Inc. were audited by other auditors who have ceased operations. Those auditors’ report dated January 25, 2002, on those consolidated financial statements was unqualified and included an explanatory paragraph that described the relationship of SCS Transportation, Inc. and Yellow Corporation, before the revisions described in Notes 5 and 13.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCS Transportation, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of SCS Transportation, Inc. were audited by other auditors who have ceased operations. As described in Note 5, effective January 1, 2002, the Company changed its method of accounting for goodwill as required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, and these consolidated financial statements have been revised to include the required transitional disclosures. Additionally, as described in Note 13, these consolidated financial statements have been revised to include the required 2001 financial statement schedule information for valuation and qualifying accounts. In our opinion, the disclosures for 2001 in Notes 5 and 13 are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of SCS Transportation, Inc. other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP

Kansas City, Missouri
January 21, 2004,
except for Note 14, which is as of February 16, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with SCS Transportation, Inc.’s 2001 consolidated financial statements previously filed on Form 10 and before certain limited revisions described in Notes 5 and 13. This report refers to periods not presented herein. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

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

/s/ Arthur Andersen LLP

Kansas City, Missouri,
January 25, 2002

SCS Transportation, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2003 and 2002
(in thousands, except share data)

	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$30,870	$21,872
Accounts receivable, less allowance of $5,118 and $6,878 in 2003 and 2002, respectively	93,283	86,908
Prepaid expenses	10,824	9,724
Deferred income taxes	15,714	16,681
Other current assets	3,823	4,304

Total current assets	154,514	139,489
Property and Equipment, at cost	519,715	487,803
Less-accumulated depreciation	227,322	200,645

Net property and equipment	292,393	287,158
Goodwill and Other Intangibles, net	15,420	15,683
Other Noncurrent Assets	1,739	2,013

Total assets	$464,066	$444,343

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding	$7,844	$5,495
Accounts payable	19,701	20,514
Wages, vacations and employees’ benefits	30,779	27,870
Claims and insurance accruals	10,757	12,277
Accrued liabilities	16,914	18,405

Total current liabilities	85,995	84,561
Other Liabilities:
Long-term debt	116,510	116,410
Deferred income taxes	53,504	54,087
Claims, insurance and other	18,475	15,008

Total other liabilities	188,489	185,505
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,776,160 and 14,655,303 shares issued and outstanding in 2003 and 2002, respectively	15	15
Additional paid-in-capital	201,743	200,611
Deferred compensation trust, 63,617 and zero shares of common stock at cost in 2003 and 2002, respectively	(760)	—
Retained earnings (deficit)	(11,416)	(26,349)

Total shareholders’ equity	189,582	174,277

Total liabilities and shareholders’ equity	$464,066	$444,343

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except share data)

	2003	2002	2001

Operating Revenue	$827,359	$775,436	$771,582
Operating Expenses:
Salaries, wages and employees’ benefits	465,714	439,590	435,795
Purchased transportation	81,551	77,885	71,304
Operating expenses and supplies	145,363	131,681	141,124
Operating taxes and licenses	32,431	30,754	31,521
Claims and insurance	25,391	22,781	20,251
Depreciation and amortization	44,039	44,920	49,166
Operating (gains) and losses	(12)	595	(27)
Integration charges	—	—	6,705

Total operating expenses	794,477	748,206	755,839

Operating Income	32,882	27,230	15,743
Nonoperating Expenses:
Interest expense	9,460	6,192	10,942
Interest income	(217)	(23)	(6)
Other, net	(273)	102	3

Nonoperating expenses, net	8,970	6,271	10,939

Income Before Income Taxes and Cumulative Effect of Accounting Change	23,912	20,959	4,804
Income Tax Provision	8,979	8,901	4,033

Income Before Cumulative Effect of Accounting Change	14,933	12,058	771
Cumulative Effect of Change in Accounting for Goodwill	—	(75,175)	—

Net Income (Loss)	$14,933	$(63,117)	$771

Average common shares outstanding – basic	14,687	14,585	14,565

Average common shares outstanding – diluted	15,129	14,671	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$1.02	$0.83	$0.05
Cumulative effect of change in accounting for goodwill	—	(5.16)	—

Net income (loss)	$1.02	$(4.33)	$0.05

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.99	$0.82	$0.05
Cumulative effect of change in accounting for goodwill	—	(5.12)	—

Net income (loss)	$0.99	$(4.30)	$0.05

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

					Former
		Additional	Deferred	Retained	Parent
	Common	Paid-in	Compensation	Earnings	Company
	Stock	Capital	Trust	(Deficit)	Equity	Total

Balance at December 31, 2000	$—	$—	$—	$—	$203,514	$203,514
Equity contribution by former Parent	—	—	—	—	25,695	25,695
Net income	—	—	—	—	771	771
Accumulated other comprehensive loss	—	—	—	—	(331)	(331)

Total comprehensive income						440

Balance at December 31, 2001	—	—	—	—	229,649	229,649
Equity contribution by former Parent	—	—	—	—	6,936	6,936
Stock distribution by former Parent	15	200,133	—	36,437	(236,585)	—
Exercise of stock options, including tax benefits of $87	—	478	—	—	—	478
Net loss	—	—	—	(63,117)	—	(63,117)
Accumulated other comprehensive income	—	—	—	331	—	331

Total comprehensive loss						(62,786)

Balance at December 31, 2002	15	200,611	—	(26,349)	—	174,277
Shares issued for director compensation	—	89	—	—	—	89
Stock compensation for director options	—	143	—	—	—	143
Exercise of stock options, including tax benefits of $342	—	900	—	—	—	900
Purchase of shares by deferred compensation trust	—	—	(760)	—	—	(760)
Net income	—	—	—	14,933	—	14,933

Balance at December 31, 2003	$15	$201,743	$(760)	$(11,416)	$—	$189,582

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2003, 2002 and 2001
(in thousands)

	2003	2002	2001

Operating Activities:
Net income (loss)	$14,933	$(63,117)	$771
Noncash items included in net income:
Cumulative effect of change in accounting for goodwill	—	75,175	—
Depreciation and amortization	44,039	44,920	49,166
Provision for doubtful accounts	2,051	3,924	4,118
Deferred income taxes	384	(3,918)	(883)
(Gain) losses from property disposals, net	(12)	595	52
Stock compensation for director options	143	—	—
Shares issued for director compensation	89	—	—
Changes in assets and liabilities, net:
Accounts receivable	(7,707)	(6,903)	6,103
Accounts payable and checks outstanding	3,286	(6,084)	(509)
Other working capital items	(1,481)	968	5,477
Claims, insurance and other	3,467	6,649	2,323
Other, net	(922)	(1,770)	2,100

Net cash from operating activities	58,270	50,439	68,718
Investing Activities:
Acquisition of property and equipment	(55,548)	(33,101)	(25,161)
Proceeds from disposal of property and equipment	5,718	8,309	5,548

Net cash used in investing activities	(49,830)	(24,792)	(19,613)
Financing Activities:
Proceeds from the issuance of long-term debt	—	110,820	—
Repayment of long-term debt	—	(33,245)	(1,817)
Stock option exercises	558	391	—
Equity contribution from former Parent	—	—	1,087
Net change in notes to former Parent	—	(83,221)	(51,817)

Net cash provided by (used in) financing activities	558	(5,255)	(52,547)

Net Increase (Decrease) in Cash and Cash Equivalents	8,998	20,392	(3,442)
Cash and cash equivalents, beginning of year	21,872	1,480	4,922

Cash and cash equivalents, end of year	$30,870	$21,872	$1,480

Noncash Transactions:
Assumption of subordinated debentures from former Parent	$—	$—	$16,311
Transfer of other assets from former Parent	—	—	(351)
Decrease in notes to former Parent	—	(6,936)	(40,568)
Equity contribution by former Parent	—	6,936	24,608
Supplemental Cash Flow Information:
Income taxes paid, net	12,470	12,155	725
Interest paid	9,428	6,017	10,941

SCS Transportation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2003, 2002 and 2001

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

•	Saia Motor Freight Line, Inc. (Saia) is a multi-regional LTL carrier providing overnight and second-day delivery in 21 states across the South, Southwest, West and Pacific Northwest United States. Saia employs approximately 5,200 employees and is headquartered in Duluth, Georgia. On March 5, 2001, Saia integrated two of its sister companies, WestEx and Action Express, into Saia, which was accounted for at historical cost as a combination between entities under common control. This expanded Saia’s territory to include the West and the Pacific Northwest. The consolidated financial statements include the financial position and results of operations of WestEx and Action Express for all of the periods presented.

•	Jevic Transportation, Inc. (Jevic) is a hybrid LTL and selected TL carrier providing regional and interregional delivery across the continental United States and portions of Canada. Jevic employs approximately 2,500 employees and is headquartered in Delanco, New Jersey.

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

Interest Rate Swap: The Company utilized interest rate swap contracts to hedge a portion of its LIBOR-based variable rate debt through September 30, 2002 at which time these obligations were settled by the former Parent in connection with the Spin-off. The Company had interest rate contracts with a notional amount totaling $10.8 million and $12.3 million at December 31, 2001. The differentials to be received or paid under contracts designated as hedges were recognized as adjustments to interest expense over the life of the contract. At December 31, 2001, the Company recorded $0.3 million in unrealized loss on the interest rate contracts as a decrease to accumulated other comprehensive income included in parent company equity. The $0.3 million unrealized loss was reversed in 2002 as a result of the settlement.

Property and Equipment Including Repairs and Maintenance: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years

Structures	20 to 25
Revenue equipment	5 to 13
Technology equipment and software	3 to 8
Other	3 to 15

At December 31, property and equipment consisted of the following (in thousands):

	2003	2002

Land	$23,534	$23,018
Structures	86,134	86,156
Revenue equipment	342,275	316,080
Technology equipment and software	39,251	34,989
Other	28,521	27,560

Total property and equipment, at cost	$519,715	$487,803

Maintenance and repairs are charged to operations currently; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of advanced customer service and freight management communications equipment and related software.

Goodwill: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Prior to the adoption of Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets” in January 2002, goodwill was amortized over the estimated period of benefit on a straight-line basis over periods generally ranging from 20 to 40 years, and was periodically reviewed for impairment based on undiscounted cash flows. Since adoption of SFAS 142 in January 2002, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment based on fair value. Accumulated amortization of goodwill was $7.4 million at December 31, 2003 and 2002. See also Note 5.

Computer Software Developed or Obtained for Internal Use: The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2003, 2002 and 2001, the Company capitalized $1.2 million, $1.7 million, and $1.5 million, respectively, of primarily payroll-related costs.

Integration Charges: Integration charges were $6.7 million in 2001 associated with the integration of WestEx and Action Express into Saia. Integration charges consisted of severance, costs associated with disposition of duplicate facilities, costs of relogoing the WestEx and Action Express fleet and losses on the liquidation of receivables of the merged entities.

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

Risk retention amounts per occurrence during the three years ended December 31, 2003, were as follows:

Workers’ compensation	$250,000 to 2,000,000
Bodily injury and property damage	1,000,000 to 2,000,000
Employee medical and hospitalization	250,000
Cargo loss and damage	250,000

For the current policy year, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program.

The former Parent provided an intermediate layer of self-insurance behind the specific retention levels for bodily injury and property damage claims for the Company up to $1.0 million per occurrence through September 30, 2002. The Company was assessed a premium from the former Parent. Premiums paid to the former Parent under these insurance arrangements were $0.9 million in 2002 and $1.8 million in 2001.

Included in the consolidated financial statements are costs incurred by the former Parent in excess of premiums received from the Company for the intermediate layer of self-insurance described above. The additional pretax costs were $1.2 million in 2002 and $1.6 million in 2001.

The Company assumed all open self-insurance claims of its operating subsidiaries from the former Parent in connection with the Spin-off. The estimated liability for open claims under the former Parent’s self-insured retention at December 31, 2003 and 2002 was approximately $4.7 million and $5.1 million, respectively. The Company has also recorded a receivable for amounts previously paid to the former Parent toward settlement of these claims totaling approximately $0.8 million and $2.4 million at December 31, 2003 and 2002, respectively. The Company incurred additional pretax costs of $1.1 million in 2003 related to open claims under the former Parent’s self-insured retention.

Revenue Recognition: Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.

Stock-Based Compensation: For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards

Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”. Accordingly, no stock-based compensation expense related to stock option awards was recorded in the year ended December 31, 2002 or 2001.

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123”. Under SFAS No. 123 the Company will recognize stock option expense prospectively for all stock awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted.

In connection with the Spin-off effective October 1, 2002, all former parent company stock options issued and outstanding to employees of SCST were replaced with SCST stock options with equivalent vesting, contract terms and an intrinsic value identical to the value of the former parent company options being replaced.

There were no SCST stock options outstanding during the year ended December 31, 2001, and therefore, no comparative information is presented for 2001.

The following table illustrates the effect on net income and earnings per share during the years ended December 31, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data):

	2003	2002

Net income, as reported	$14,933	$(63,117)
Add: Stock-based compensation expense included in reported net income, net of tax	88	—
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(1,059)	(2,411)

Pro forma net income	$13,962	$(65,528)

Earnings per share:
As reported – Basic earnings per share	$1.02	$(4.33)

Pro forma – Basic earnings per share	$0.95	$(4.49)

As reported – Diluted earnings per share	$0.99	$(4.30)

Pro forma – Diluted earnings per share	$0.92	$(4.47)

Credit Risk: The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 3.0 percent of consolidated revenue. Allowances for potential credit losses are based on historical experience, current economic environment, expected trends and customer specific factors.

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

New Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through a means other than voting rights and accordingly should consolidate the entity. The Company currently does not have any variable interests in VIEs.

FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (Statement No. 150) was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company currently does not have any financial instruments that are within the scope of Statement No. 150.

2.	Related-Party Transactions

The Company has transactions with the former Parent as well as other affiliated companies. Through September 30, 2002, the former Parent provided services including legal, tax, internal audit, insurance administration, treasury and management for which the Company was assessed a management fee. The management fee consisted of direct charges incurred on behalf of the subsidiaries and an allocation of corporate services costs based on each subsidiary’s revenue. The management fee was $1.7 million in 2002 and $3.1 million in 2001. Until November 2001, Yellow Technologies, Inc., an affiliated company of the former Parent, provided information technology support, limited purchasing and security services to the Company. The service fee paid by the Company to Yellow Technologies was $0.3 million in 2001, and is included in operating expenses and supplies in the accompanying consolidated statements of operations.

The Company had working capital line-of-credit agreements with the former Parent totaling $225 million through September 30, 2002. These line-of-credit agreements had interest cost of 50 basis points over the LIBOR rate, adjusted quarterly. The Company had borrowings under these agreements of $90.2 million at December 31, 2001. The former Parent maintained $5.6 million and $18.6 million of letters of credit and surety bonds at December 31, 2003 and December 31, 2002, respectively, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost. The former Parent also provided guarantees of approximately $5.9 million and $8.2 million for Saia service facility leases at December 31, 2003 and 2002, respectively.

Total interest expense under the borrowing arrangements with the former Parent was $1.8 million in 2002 and $9.1 million in 2001. Interest expense was settled monthly through the Company’s borrowing arrangement with its former Parent.

3.	Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	2003	2002

Credit agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	100,000	100,000
Subordinated debentures, interest rate of 7.0%, installment payments due from 2005 to 2011	16,510	16,410

Total debt	116,510	116,410
Current maturities	—	—

Long-term debt	$116,510	$116,410

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

The $100 million Senior Notes are unsecured, have a fixed interest rate of 7.38 percent and have an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-

annual principal payments begin with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2003 and 2002, the Company was in compliance with these covenants.

The $50 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2005. On November 14, 2003, the Company amended the Credit Agreement to increase the availability to $75 million to increase its capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims without diminishing its borrowing capacity. The amended $75 million Credit Agreement now expires in September 2006. The availability under the Credit Agreement remains limited to SCST’s qualified receivables (as defined in the Credit Agreement). At December 31, 2003, SCST had no borrowings under the Credit Agreement, $35.3 million in letters of credit outstanding under the Credit Agreement and remaining availability of $35.2 million. At December 31, 2002, SCST had no borrowings under the Credit Agreement, $15.0 million in letters of credit outstanding under the Credit Agreement and remaining availability of $35.0 million. Under the terms of the Credit Agreement, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. The Amended $75 million Credit Agreement maintains the same financial covenants as the original agreement. At December 31, 2003 and 2002, the Company was in compliance with these covenants.

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

Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2003 and 2002 is $127.6 million and $123.4 million, respectively.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount

2004	$—
2005	1,263
2006	6,438
2007	11,438
2008	11,438
Thereafter	85,933

4.	Commitments, contingencies and uncertainties

The Company leases certain service facilities and equipment. Rent expense was $10.8 million, $10.8 million and $11.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

At December 31, 2003, the Company was committed under noncancellable lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount

2004	$9,545
2005	7,637
2006	4,819
2007	2,579
2008	826
Thereafter	126

Management expects that in the normal course of business leases will be renewed or replaced as they expire.

Capital expenditures of approximately $3 million were committed at December 31, 2003.

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

There were no changes to the net carrying amount of goodwill during 2003.

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets other than goodwill and determined that they continue to be appropriate. The Company’s intangible assets subject to amortization consist of contract based assets totaling $1.9 million in gross carrying amount at December 31, 2003 and 2002 and accumulated amortization of $1.3 million and $1.1 million at December 31, 2003 and 2002, respectively.

Amortization expense for intangible assets other than goodwill was $0.3 million for 2003, $0.3 million for 2002 and $0.3 million for 2001. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount

2004	$263
2005	263
2006	97
2007	—
2008	—

Actual results of operations before cumulative effect of accounting change had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follow (in thousands, except per share amounts):

	Year ended December 31,

	2003	2002	2001

Reported income before cumulative effect of accounting change	$14,933	$12,058	$771
Goodwill amortization	—	—	3,006

Adjusted income before cumulative effect of accounting change	$14,933	$12,058	$3,777

Basic earnings per share:
Reported income before cumulative effect of accounting change	$1.02	$0.83	$0.05
Goodwill amortization	—	—	0.21

Adjusted income before cumulative effect of accounting change	$1.02	$0.83	$0.26

Diluted earnings per share:
Reported income before cumulative effect of accounting change	$0.99	$0.82	$0.05
Goodwill amortization	—	—	0.21

Adjusted income before cumulative effect of accounting change	$0.99	$0.82	$0.26

6.	Computation of Earnings Per Share

The calculation of basic and diluted earnings per share for the year ended December 31, 2001 and all prior periods was based upon the shares outstanding as of the date of the Spin-off from Yellow, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share includes the dilutive impact of outstanding stock options as shown below.

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Year ended December 31,

	2003	2002	2001

Numerator:
Net income (loss)	$14,933	$(63,117)	$771

Denominator:
Denominator for basic earnings per share – weighted average common shares	14,687	14,585	14,565
Effect of dilutive stock options	442	86	—

Denominator for diluted earnings per share – adjusted weighted average common shares	15,129	14,671	14,565

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$1.02	$0.83	$0.05
Cumulative effect of change in accounting for goodwill	—	(5.16)	—

Net income (loss)	$1.02	$(4.33)	$0.05

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$0.99	$0.82	$0.05
Cumulative effect of change in accounting for goodwill	—	(5.12)	—

Net income (loss)	$0.99	$(4.30)	$0.05

7.	Shareholders’ Equity

Series A Junior Participating Preferred Stock

As of December 31, 2003 and 2002, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2003 and 2002, none of these shares have been issued.

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

Deferred Compensation Trust

On March 6, 2003, the SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock. The Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, purchased 63,617 shares of the Company’s common stock at an aggregate purchase price of $760,000 during the year ended December 31, 2003. The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the value of shares held in the Rabbi Trust are recorded in net income and $0.4 million of expense was included in the 2003 operating results.

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

In April 2003, the shareholders of the Company approved the 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. The Company has reserved 274,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted stock; and cash performance unit awards. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent of annual cash retainers and provides for an annual grant to each non-employee director of options for 5,000 shares of common stock. During 2003, 7,407 shares were issued to non-employee directors in lieu of at least 50 percent of their annual cash retainers and 37,500 options were issued to non-employee directors in accordance with the 2003 Omnibus Plan. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; became exercisable six months after the date of grant; have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Operating results included $0.1 million in 2003 for stock options issued after January 1, 2003.

The following table summarizes the activity of stock options for the years ended December 31:

	2003		2002

		Weighted		Weighted
		average		average
	Options	exercise price	Options	exercise price

Outstanding at beginning of year	1,190,917	$4.85	—	$—
Converted from Old Yellow Options	—	—	1,280,742	4.81
Granted	37,500	12.05	—	—
Exercised	(113,450)	4.92	(89,825)	4.35
Forfeited	(5,458)	4.36	—	—

Outstanding at end of year	1,109,509	$5.09	1,190,917	$4.85

Options exercisable at end of year	913,031	$5.24	636,505	$5.22

Weighted average fair value of options converted from Old Yellow Options during the year	—		$4.52

Weighted average fair value of options granted during the year	$3.79		—

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

	Number of	Weighted
	options	average	Weighted	Exercisable	Weighted
	outstanding at	remaining	average	as of	average
	December 31,	contractual	exercise	December 31,	exercise
Range of Exercise Prices	2003	life (years)	price	2003	price

$3.99 - $4.82	887,811	6.00	$4.48	691,333	$4.51
$4.82 - $6.03	2,274	4.30	5.43	2,274	5.43
$6.03 - $7.23	181,924	3.50	6.61	181,924	6.61
$12.05	37,500	9.30	12.05	37,500	12.05

	1,109,509	5.70	$5.09	913,031	$5.24

Under the Master Separation and Distribution Agreement, SCST replaced existing Old Yellow Options with New SCST Options of identical intrinsic value. All options awarded at October 1, 2002 were in the money and substantially vested at the date of grant. This resulted in a significant amount of SFAS No. 123 pro forma compensation expense for 2002, as the option exercise price was less than the market price of the underlying stock. The fair value of each option converted from an Old Yellow Option was estimated on the date of conversion from the Old Yellow Option using the Black-Scholes option pricing model with the following weighted average assumptions used for conversions in 2002, risk free interest rate of 4.06 percent, expected life of 4 years, expected volatility of 40 percent, expected dividend rate of zero and expected forfeitures of zero. The fair value of each option granted during 2003 was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, risk free interest rate of 3.92 percent, expected life of 3 years, expected volatility of 40 percent, expected dividend rate of zero and expected forfeitures of zero.

9.	Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a fixed matching percentage. The nondiscretionary Company match was increased from 25 to 50 percent of the first six percent of an eligible employee’s contributions in 2001. The Company’s total contributions for the years ended December 31, 2003, 2002, and 2001, were $5.7 million, $5.7 million and $3.5 million, respectively.

Deferred Compensation Plan

The SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. At December 31, 2003, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 63,617 shares of the Company’s common stock, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan were excluded from the calculation of basic shares outstanding for purposes of calculating earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to employees, which are based primarily on actual operating results achieved compared to targeted operating results. Operating results include performance incentive accruals for substantially all salaried employees and certain hourly employees of $5.9 million, $6.1 million and $4.6 million in 2003, 2002 and 2001, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of SCS Transportation, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 3,370 shares in the open market during 2003.

Performance Unit Awards

Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a total of 19 management and executive employees. The performance period for these awards will be three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over the performance period of the total shareholder return of the Company’s common stock compared to the total shareholder return of the companies in the peer group set forth by the Compensation Committee. The Company accrues amounts for such payments over the performance period and at each reporting date adjusts the accrual based upon the performance criteria set forth in the plan through the reporting date. Operating results include accruals for the performance unit awards of $0.9 million in 2003. The performance unit awards will be paid in the first quarter of the year following the end of the performance period.

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

Deferred tax liabilities (assets) are comprised of the following at December 31, (in thousands):

	2003	2002

Depreciation	$59,892	$54,471
Other	7,476	11,532
Revenue	2,423	1,945

Gross tax liabilities	69,791	67,948
Allowance for doubtful accounts	(1,947)	(2,632)
Employee benefits	(5,666)	(4,609)
Claims and insurance	(15,552)	(14,163)
Other	(7,020)	(7,365)
Revenue	(1,816)	(1,773)

Gross tax assets	(32,001)	(30,542)

Net tax liability	$37,790	$37,406

The Company has determined a valuation allowance related to deferred tax assets was not necessary at December 31, 2003.

The income tax provision consists of the following (in thousands):

	2003	2002	2001

Current:
U.S. federal	$7,348	$11,626	$4,182
State	1,247	1,193	734

Total current	8,595	12,819	4,916
Deferred:
U.S. federal	354	(3,578)	(756)
State	30	(340)	(127)

Total deferred	384	(3,918)	(883)

Total provision	$8,979	$8,901	$4,033

A reconciliation between income taxes at the federal statutory rate (35 percent) and the provision follows:

	2003	2002	2001

Provision at federal statutory rate	$8,369	$7,336	$1,682
State income taxes, net	727	697	364
Nondeductible goodwill	—	—	1,052
Nondeductible business expenses	895	868	860
Net operating loss carryforwards	(956)	—	—
Other, net	(56)	—	75

Total provision	$8,979	$8,901	$4,033

In 2003, the Company recorded a tax benefit for previously unrecognized state operating loss carryforwards of approximately $1.0 million due to changes in state tax laws enacted in 2003.

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

The following table summarizes the Company’s operations by business segment (in thousands).

			Corporate
	Saia*	Jevic	and Other	Consolidated

2003
Operating revenue	$520,668	$306,691	$—	$827,359
Operating income	27,710	9,434	(4,262)	32,882
Identifiable assets	286,899	146,895	30,272	464,066
Capital expenditures, net	31,506	18,227	97	49,830
Depreciation and amortization	23,946	20,053	40	44,039

2002
Operating revenue	$489,832	$285,604	$—	$775,436
Operating income	21,922	5,793	(485)	27,230
Identifiable assets	274,403	148,851	21,089	444,343
Capital expenditures, net	23,108	1,484	200	24,792
Depreciation and amortization	23,716	21,189	15	44,920

2001
Operating revenue	$485,379	$286,203	$—	$771,582
Operating income	9,731	6,012	—	15,743
Identifiable assets	280,427	231,519	—	511,946
Capital expenditures, net	13,578	6,035	—	19,613
Depreciation and amortization	25,269	23,897	—	49,166

*	Saia data represents the combined financial results of Saia, WestEx and Action Express due to the integration of these companies.

12.	Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2003	March 31	June 30	September 30	December 31

Operating revenue	$200,110	$208,263	$211,530	$207,456
Operating income	4,516	8,905	11,158	8,303
Income before cumulative effect of accounting change	1,326	3,923	5,130	4,554
Cumulative effect of change in accounting for goodwill	—	—	—	—

Net income	$1,326	$3,923	$5,130	$4,554

Basic earnings per share:
Income before cumulative effect of accounting change	$0.09	$0.27	$0.35	$0.31
Cumulative effect of change in accounting for goodwill	—	—	—	—

Net income	$0.09	$0.27	$0.35	$0.31

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.09	$0.26	$0.34	$0.30
Cumulative effect of change in accounting for goodwill	—	—	—	—

Net income	$0.09	$0.26	$0.34	$0.30

Three months ended, 2002	March 31	June 30	September 30	December 31

Operating revenue	$183,538	$196,487	$201,155	$194,255
Operating income	4,885	6,763	8,096	7,486
Income before cumulative effect of accounting change	1,927	3,094	4,005	3,032
Cumulative effect of change in accounting for goodwill	(75,175)	—	—	—

Net income (loss)	$(73,248)	$3,094	$4,005	$3,032

Basic earnings (loss) per share:
Income before cumulative effect of accounting change	$0.13	$0.21	$0.27	$0.21
Cumulative effect of change in accounting for goodwill	(5.16)	—	—	—

Net income (loss)	$(5.03)	$0.21	$0.27	$0.21

Diluted earnings (loss) per share:
Income before cumulative effect of accounting change	$0.13	$0.21	$0.27	$0.20
Cumulative effect of change in accounting for goodwill	(5.16)	—	—	—

Net income (loss)	$(5.03)	$0.21	$0.27	$0.20

13.	Valuation and Qualifying Accounts

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E

		Additions

		-1-	-2-
	Balance,	Charged to	Charged to		Balance,
	beginning	costs and	other	Deductions-	end of
Description	of period	expenses	accounts	describe (1)	period

Year ended December 31, 2003:
Deducted from asset account – Allowance for uncollectible
accounts	$6,878	2,051	—	(3,811)	$5,118
Year ended December 31, 2002:
Deducted from asset account – Allowance for uncollectible accounts	$6,809	3,924	—	(3,855)	$6,878
Year ended December 31, 2001:
Deducted from asset account – Allowance for uncollectible accounts	$5,244	4,118	—	(2,553)	$6,809

(1)	Primarily uncollectible accounts written off – net of recoveries.

14.	Subsequent Event

On February 16, 2004, the Company acquired 100 percent of the outstanding stock of Clark Bros. Transfer, Inc. (Clark Bros.). The base consideration paid for Clark Bros. was $27.7 million including the assumption of $6.0 million in debt. The Company paid an additional $2.8 million to the Clark Bros. shareholders to structure the transaction as an asset sale for tax purposes, allowing the Company future deductibility of tax goodwill and basis step-up in deductible assets. The transaction was financed from existing cash balances and capacity under the Credit Agreement, as well as a $6.2 million seller note.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 17, 2002, SCST’s former Parent, Yellow Corporation, dismissed its independent auditors, Arthur Andersen LLP, and engaged the services of KPMG LLP as its new independent auditors. The change in auditors became effective on May 17, 2002. Following the October 1, 2002 Spin-off of SCST, the audit committee of SCST recommended and the Board of Directors approved the retention of KPMG LLP as independent auditors for SCST’s 2002 audit. The audit committee of SCST also retained KPMG LLP as independent auditors for SCST’s 2003 audit.

Item 9A.	Controls and Procedures

Annual Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Disclosure Controls were effective to provide reasonable assurance that material information relating to SCST and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when SCST’s periodic reports are being prepared.

During the period covered by this Annual Report, there have been no significant changes in internal control over financial reporting or in other factors that could significantly affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

Information regarding members of the Board of Directors will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 21, 2004, and is incorporated herein by reference. Information regarding executive officers of SCST is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 21, 2004, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 21, 2004, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 21, 2004, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accountant fees and services will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 21, 2004, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II — Valuation and Qualifying Accounts financial statement schedule is included in Note 13 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.12, 21, 23.1, 23.2, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference.

The Exhibit Index on page E-1 is incorporated herein by reference.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003: (i) Current Report on Form 8-K dated October 16, 2003 (announcing third quarter results); and (ii) Current Report on Form 8-K dated November 14, 2003 (announcing terms of an amendment to the Credit Agreement).

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: February 25, 2004	By:	/s/ James J. Bellinghausen

James J. Bellinghausen
Vice President of Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, President and Chief Executive Officer, SCS Transportation, Inc.	February 25, 2004

/s/ James J. Bellinghausen James J. Bellinghausen	Vice President and Chief Financial Officer, SCS Transportation, Inc.	February 25, 2004

/s/ Klaus E. Agthe Klaus E. Agthe	Director	February 25, 2004

/s/ Mark A. Ernst Mark A. Ernst	Director	February 25, 2004

/s/ John J. Holland John J. Holland	Director	February 25, 2004

/s/ James A. Olson James A. Olson	Director	February 25, 2004

/s/ Douglas W. Rockel Douglas W. Rockel	Director	February 25, 2004

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.2	Amendment One to Agented Revolving Credit Agreement dated as of November 14, 2003, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on November 17, 2003).

10.3	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.4	Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.5	Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.4 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.6	Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.7	Employment Agreement between SCS Transportation, Inc., Saia Motor Freight Line, Inc. and Richard D. O’Dell dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.6 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.8	Employment Agreement between SCS Transportation, Inc., Jevic Transportation, Inc. and Paul J. Karvois dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.7 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.9	Executive Severance Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of September 28, 2002 (incorporated herein by reference to Exhibit 10.8 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.10	Form of Executive Severance Agreement dated as of September 28, 2002 entered into between SCS Transportation, Inc. and Richard D. O’Dell, Paul J. Karvois, James J. Bellinghausen, John P. Burton and David J. Letke (incorporated herein by reference to Exhibit 10.9 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.11	Amendment to Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003.

10.12	Stock Purchase Agreement dated February 16, 2004, by and among Saia Motor Freight Line, Inc. and James D. Clark, Janice A. Clark, Amy L. Hunt, G.J. Deyonge, and Stuart W. Kutler Trust Under Trust Agreement Dated January 28,1998.

E-1

EXHIBIT INDEX (Continued)

Exhibit
Number	Description of Exhibit

10.13	SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit B of SCS Transportation, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) Filed on March 14, 2003).

10.14	First Amendment to the SCS Transportation, Inc. 2003 Omnibus Incentive Plan.

10.15	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003.

21	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Auditors.

23.2	Information Regarding Consent of Arthur Andersen LLP.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2