Form 10-Q
period 2004-03-31
SCS TRANSPORTATION INC
filed 2004-04-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 23, 2004
Common Stock, par value $.001 per share	14,862,091

SCS TRANSPORTATION, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$5,945	$30,870
Accounts receivable	110,453	93,283
Prepaid expenses and other	35,734	30,361

Total current assets	152,132	154,514
Property and Equipment, at cost	536,296	519,715
Less-accumulated depreciation	236,736	227,322

Net property and equipment	299,560	292,393
Goodwill and Other Intangibles, net	32,845	15,420
Other Noncurrent Assets	1,856	1,739

Total assets	$486,393	$464,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$35,811	$27,545
Wages, vacations and employees’ benefits	31,250	30,779
Other current liabilities	30,776	27,671

Total current liabilities	97,837	85,995
Other Liabilities:
Long-term debt	122,735	116,510
Deferred income taxes	53,485	53,504
Claims, insurance and other	19,199	18,475

Total other liabilities	195,419	188,489
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,862,091 and 14,776,160 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	15	15
Additional paid-in-capital	202,703	201,743
Deferred compensation trust, 62,217 and 63,617 shares of common stock at cost at March 31, 2004 and December 31, 2003, respectively	(772)	(760)
Retained earnings (deficit)	(8,809)	(11,416)

Total shareholders’ equity	193,137	189,582

Total liabilities and shareholders’ equity	$486,393	$464,066

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Income Statements
For the quarter ended March 31, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	First Quarter
	2004	2003
Operating Revenue	$225,276	$200,110
Operating Expenses:
Salaries, wages and employees’ benefits	127,943	113,144
Purchased transportation	20,152	19,116
Operating expenses and supplies	42,137	37,815
Operating taxes and licenses	9,140	8,051
Claims and insurance	6,481	6,636
Depreciation and amortization	11,622	10,855
Operating (gains) and losses	9	(23)
Integration charges	1,004	—

Total operating expenses	218,488	195,594

Operating Income	6,788	4,516
Nonoperating Expenses:
Interest expense	2,421	2,291
Other, net	(75)	(34)

Nonoperating expenses, net	2,346	2,257

Income Before Income Taxes	4,442	2,259
Income Tax Provision	1,835	933

Net Income	$2,607	$1,326

Average common shares outstanding – basic	14,741	14,685

Average common shares outstanding – diluted	15,239	15,094

Basic Earnings Per Share	$0.18	$0.09

Diluted Earnings Per Share	$0.17	$0.09

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the quarter ended March 31, 2004 and 2003
(in thousands)
(unaudited)

	First Quarter
	2004	2003
Operating Activities:
Net cash from operating activities	$1,008	$2,719
Investing Activities:
Acquisition of property and equipment	(4,847)	(3,567)
Proceeds from disposal of property and equipment	1,584	1,815
Acquisition of business, net of cash received	(23,040)	—

Net cash used in investing activities	(26,303)	(1,752)
Financing Activities:
Proceeds from stock option exercises	370	296

Net cash provided by financing activities	370	296

Net Increase (Decrease) in Cash and Cash Equivalents	(24,925)	1,263
Cash and cash equivalents, beginning of period	30,870	21,872

Cash and cash equivalents, end of period	$5,945	$23,135

Supplemental Cash Flow Information:
Income taxes paid, net	$589	$4,029
Interest paid	2,097	1,998

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SCS Transportation, Inc. and its two wholly owned regional transportation subsidiaries (together the Company or SCST), Saia Motor Freight Line, Inc. and Jevic Transportation, Inc. and the accounts of Clark Bros. Transfer, Inc. since its acquisition date of February 16, 2004 (See Note 3).

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the quarter ended March 31, 2004, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

Organization

The Company provides regional overnight and second-day less-than-truckload (LTL) and selected inter-regional LTL and truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). The Company expects the operations of Clark Bros. Transfer, Inc. (Clark Bros.) to be integrated and merged into Saia in early May 2004. The accounts of Saia reflect the results of Clark Bros. since the acquisition date. For the quarter ended March 31, 2004 Saia generated 63 percent and Jevic 37 percent of total revenue.

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

In connection with the spin-off of SCST from its former parent, which was effective October 1, 2002, all former parent company stock options issued and outstanding to employees of SCST were replaced with SCST stock options with equivalent vesting, contract terms and an intrinsic value identical to the value of the former parent company options being replaced.

The following table illustrates the effect on net income and earnings per share during the quarters ended March 31, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	First Quarter
	2004	2003
Net income, as reported	$2,607	$1,326
Add: Stock-based compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(69)	(254)

Pro forma net income	$2,538	$1,072

Earnings per share:
As reported – Basic earnings per share	$0.18	$0.09

Pro forma – Basic earnings per share	$0.17	$0.07

As reported – Diluted earnings per share	$0.17	$0.09

Pro forma – Diluted earnings per share	$0.17	$0.07

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2004, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	First Quarter
	2004	2003
Numerator:
Net income	$2,607	$1,326

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,741	14,685
Effect of dilutive stock options	498	409

Denominator for diluted earnings per share– adjusted weighted average common shares	15,239	15,094

Basic Earnings Per Share	$0.18	$0.09

Diluted Earnings Per Share	$0.17	$0.09

(3) Acquisition

On February 16, 2004 the Company acquired all of the outstanding common stock of Clark Bros. Transfer, Inc. a Midwestern less-than-truckload carrier operating in eleven states with revenue of approximately $66 million, in fiscal year 2003. The operations of Clark Bros. are expected to be integrated into Saia in May 2004, bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The results of operations of Clark Bros. are included in the consolidated results of the Company since the mid-February acquisition date. The total consideration of $30.5 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and approximately $2.8 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note payable in 2008 with a variable rate of interest based upon prime less 1.25% (2.75% at March 31, 2004). As a result of the preliminary allocation of the purchase price, the Company recorded approximately $17.4 million of purchase price in excess of tangible assets; however, the Company has not yet completed the allocation of this intangible between goodwill and other identifiable intangible assets. Management does not believe the amortization of identifiable intangibles would be material to its 2004 first quarter financial results or this pro forma disclosure.

Integration charges consist of employee retention and stay bonuses, communications, relogoing the fleet of Clark Bros., technology integration and other miscellaneous items totaling $1.0 million in the quarter ended March 31, 2004. Additionally, at the date of acquisition the Company accrued exit costs related to employee severance and lease costs associated with the elimination of duplicate facilities totaling approximately $1.1 million with no significant changes during the first quarter of 2004.

The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2003. The quarter ended March 31, 2004 includes $1.0 million of integration charges that were not included in the quarter ended March 31, 2003. The pro forma information includes primarily an adjustment for interest expense on estimated incremental acquisition debt. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	Quarter Ended	Quarter Ended
	March 31, 2004	March 31, 2003
Pro Forma Revenue	$233,372	$215,781
Pro Forma Net Income	2,516	1,530
Pro Forma Earnings per share	$0.17	$0.10

(4) Business Segment Information

The Company has two operating subsidiaries (Saia and Jevic) that are reportable segments. Each of these segments is a strategic business unit offering different products and services. The operations of Clark Bros. are included with Saia since the date of acquisition.

The segments are managed separately because each requires different operating, technology and marketing strategies. The Company evaluates financial performance primarily on operating income and return on capital.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management fees and other corporate services are charged to segments based on direct benefit received or allocated indirect benefit based on revenue. The following table summarizes the Company’s operations by business segment (in thousands):

			Corporate
			and
	Saia	Jevic	Other	Consolidated
As of March 31, 2004
Identifiable assets	$337,173	$145,644	$3,576	$486,393
As of December 31, 2003
Identifiable assets	$286,899	$146,895	$30,272	$464,066
Quarter ended March 31, 2004
Operating revenue	$142,816	$82,460	$—	$225,276
Operating income (loss)	6,093	1,881	(1,186)	6,788
Quarter ended March 31, 2003
Operating revenue	$123,611	$76,499	$—	$200,110
Operating income (loss)	4,299	1,104	(887)	4,516

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company’s business is highly correlated to the industrial economy. The Company is focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is both labor intensive and capital intensive. The Company looks for opportunities to leverage technology, improve safety and achieve better asset utilization (primarily tractors and trailers) to improve cost and productivity. On February 16, 2004, the Company acquired Clark Bros. Transfer, Inc., a Midwestern less-than-truckload carrier operating in eleven states that is expected to be integrated into Saia Motor Freight Lines operations in early May 2004. The Company grew quarter over quarter revenue by approximately 10.8 percent on a per day basis in the first quarter of 2004 due to the acquisition of Clark in mid February, improved economic conditions, Company specific growth initiatives and improved weather conditions over the first quarter of 2003. This revenue growth was primarily attributable to growth in less-than-truckload (LTL) tonnage which management believes reflects market share gains due to various sales initiatives. The LTL pricing environment remained competitive and the Company saw modest quarter over quarter improvement in LTL revenue per hundredweight, one measure of yield, at Jevic, while yields were down slightly at Saia.

The first quarter of the year is seasonally the weakest quarter. However, incremental margins from increased tonnage volume within its existing network, along with cost and productivity improvements realized in the first quarter of 2004, more than offset structural cost increases in wages and health insurance claims and integration charges related to the acquisition. This resulted in an overall improvement in the Company’s operating ratio (operating expenses divided by operating revenue) of 70 basis points to 97.0 percent in the first quarter of 2004.

Due to the seasonally weak first quarter and build up of working capital toward the end of the first quarter, the company generated minimal cash flows from operations in the first quarter of 2004 and 2003. The Company primarily utilized its cash balance of $30.9 million at December 31, 2003, a $6.2 million note to the seller and availability under its revolving credit facility to fund the Clark acquisition. As a result, outstanding indebtedness increased by $6.2 million during the first quarter of 2004.

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (also referred to as “SCST”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and our 2003 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. These financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

SCST is a leading transportation company providing regional and interregional LTL and selected truckload (TL) service solutions to a broad base of customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey. On February 16, 2004 the Company acquired Clark Bros. Transfer, Inc., a Midwestern less-than-truckload carrier operating in eleven states. The operations of Clark Bros. are expected to be integrated into Saia in May 2004. The total consideration of $30.5 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and $2.8 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note.

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

Results of Operations

SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2004 and 2003
(in thousands, except ratios and revenue per hundredweight)

			Percent
			Variance
	2004	2003	’04 v. ’03
Operating Revenue	$225,276	$200,110	12.6%
Operating Expenses:
Salaries, wages and employees’ benefits	127,943	113,144	13.1
Purchased transportation	20,152	19,116	5.4
Depreciation and amortization	11,622	10,855	7.1
Other operating expenses	57,767	52,479	10.1
Integration charges	1,004	—	na
Operating Income	6,788	4,516	50.3
Operating Ratio	97.0%	97.7%	(0.8)
Nonoperating Expense	2,346	2,257	3.9
Working Capital	54,295	67,705	(19.8)
Cash flow from operations	1,008	2,719	(62.9)
Net acquisitions of property & equipment	3,263	1,752	86.2
Operating Statistics:
LTL Tonnage
Saia	670	575	16.5
Jevic	274	265	3.3
Total Tonnage
Saia	814	702	16.0
Jevic	580	551	5.3
LTL Shipments
Saia	1,235	1,090	13.3
Jevic	227	225	0.8
Total Shipments
Saia	1,254	1,106	13.3
Jevic	263	259	1.5
LTL Revenue per hundredweight excluding fuel surcharge
Saia	9.45	9.54	(0.9)
Jevic	9.49	9.18	3.4
Total Revenue per hundredweight excluding fuel surcharge
Saia	8.42	8.47	(0.6)
Jevic	6.60	6.46	2.2

Quarter ended March 31, 2004 vs. quarter ended March 31, 2003

Revenue and volume

Consolidated revenue increased 12.6% to $225.3 million in the first quarter of 2004 as a result of volume increases in both shipments and LTL tonnage. Current quarter results benefited from the mid-February acquisition of Clark Bros., an improving economy, Company specific sales initiatives, one extra workday in the current quarter and improved weather conditions over the first quarter of 2003. Jevic’s results included modest quarter over quarter yield improvement, while Saia’s yield was down slightly between quarters, as pricing remains very competitive for both operating subsidiaries. Fuel surcharge revenue, which was 4.3 percent of total revenue in the first quarter of 2004 compared to 4.2 percent of total revenue in the first quarter of 2003, is intended to reduce the Company’s exposure to rising diesel prices.

Saia consolidated operating revenue (inclusive of the mid-February 2004 acquisition of Clark Bros.) was $142.8 million in the first quarter of 2004, an increase of 15.5 percent over first quarter 2003 operating revenue of $123.6 million. Saia consolidated operating revenue excluding fuel surcharge was $136.7 million in the first quarter of 2004, up 15.3 percent from $118.6 million in the first quarter of 2003. Clark Bros. accounted for $9.2 million or a little less than half of Saia’s first quarter revenue increase. Saia also benefited from one extra workday in the current quarter versus the prior year quarter. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) decreased 0.9 percent to $9.45 per hundredweight for the first quarter of 2004, while LTL tonnage was up 16.5 percent to 0.7 million tons and LTL shipments were up 13.3 percent to 1.2 million shipments. The slight decline in yield is a combination of freight mix and competitive pricing pressure in regional markets. Management believes that Saia continues to grow volume by providing high quality service for its customers and from sales initiatives in specific market segments. Saia has approximately 70 percent of revenue that is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On June 9, 2003, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Jevic had operating revenue of $82.5 million in the first quarter of 2004, a 7.8 percent increase over $76.5 million in the first quarter of 2003. Jevic operating revenue excluding fuel surcharge was $78.8 million in the first quarter of 2004, up 7.6 percent from $73.2 million in the first quarter of 2003. Jevic revenue per hundredweight excluding fuel surcharge increased 2.2 percent to $6.60 per hundredweight and tonnage increased 5.3 percent to 0.6 million tons and shipments were up 1.5 percent to 0.3 million shipments. Jevic’s revenue increase is due to increased LTL and truckload volumes and improved yields. Jevic has approximately 60 percent of revenue that is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 1, 2003, Jevic implemented a 5.9 percent general rate increase on LTL business and a 3.0 percent increase on truckload business for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

The 50.3 percent increase in consolidated operating income reflects higher margin contribution on quarter over quarter volume increases and cost and productivity improvements partially offset by structural cost increases and $1.0 million of integration charges related to the Clark Bros. acquisition. The first quarter 2004 operating ratio (operating expenses divided by operating revenue) was 97.0 compared to 97.7 in first quarter of 2003. Both Saia and Jevic continued to improve productivity and control variable costs as monthly volumes fluctuated, partially offset by structural cost increases in wage rates and healthcare costs. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $1.5 million of the increase in operating expenses and supplies. Fuel price increases were largely offset by increased revenues from the fuel surcharge program.

Saia had operating income of $6.1 million in the first quarter of 2004 inclusive of $1.0 million of integration charges related to the Clark Bros. acquisition, compared to $4.3 million of operating income in the first quarter of 2003. The operating ratio at Saia was 95.7 in the current quarter compared to 96.5 in first quarter of 2003. Despite the decline in yield discussed above, Saia improved its operating income through volume gains, and continued strong cost controls and productivity initiatives that improved performance. These improvements in labor productivity, safety initiatives and other expense reductions offset higher healthcare costs, a general wage increase in August 2003 and other wage adjustments during the year. Saia’s wage rates averaged 3.8 percent higher in the first quarter of 2004 compared to the first quarter of 2003. Saia’s overall increase in wage expense was partially offset by a decrease in purchased transportation as a percentage of revenue as Saia utilized more Company drivers in selected lanes.

Jevic operating income was $1.9 million in the first quarter of 2004, up from $1.1 million in the first quarter of 2003. Jevic’s revenue and yield improvement offset structural cost increases in wages and benefits as well as a higher level of casualty claims expense in the current quarter. Through on-going operating initiatives Jevic improved its overall freight delivery performance and costs while managing higher volumes in the current quarter contributing to the improved margin. Simultaneously, process changes recently implemented also played a role in helping Jevic improve operating effectiveness as well as manage the implementation of new Hours of Service rules. The operating ratio at Jevic was 97.7 for the first quarter of 2004 compared to 98.6 for the first quarter of 2003. Jevic’s wage rates averaged 2 percent higher in the first quarter of 2004 compared to the first quarter of 2003.

Holding company operating expenses for the first quarter of 2004 were $1.2 million in excess of costs allocated to the operating companies. These holding company costs included an increase of $0.7 million over the prior year quarter related to the effect of SCST equity based compensation and benefit plans. The holding company had $0.9 million in operating expenses in excess of costs allocated to the operating companies in the first quarter of 2003.

Other

Substantially all SCST nonoperating expenses represent interest expense. The increase in interest cost is a result of the $6.2 million seller note and temporary borrowings under the Company’s revolving credit facility. The consolidated effective tax rate was 41.3 percent in the first quarter of 2004 and the first quarter of 2003. The notes to the 2003 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2003 provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

The decrease in working capital at March 31, 2004 compared to March 31, 2003 is predominantly due to a lower invested cash balance as a result of the mid-February 2004 acquisition of Clark Bros. Cash used for the Clark acquisition was $23.0 million, which represents the $30.5 million purchase price less a $6.2 million note to the selling shareholders and net of cash acquired. Increases in accounts receivable due to the acquisition and stronger business volumes in first quarter 2004 versus first quarter 2003 were largely offset by increases in accounts payable and wage and employee benefits accruals. The 2004 acquisition of property and equipment is primarily investments in revenue equipment and technology equipment and software.

Outlook

Our business is highly correlated to the general economy, and in particular industrial production. However, in 2003 and through the first quarter of 2004, we achieved profitability improvement and revenue growth rates above the underlying economic indicators. For the remainder of 2004, we anticipate an improving economy and subsidiary specific growth initiatives are expected to allow continued growth in our existing geography, including the new states gained through the Clark Bros. acquisition. We also expect subsidiary-specific profit improvement initiatives, focused on cost management, productivity and asset utilization will help offset anticipated structural cost increases in wages and healthcare claims. Additionally, we believe an improving economy will provide the opportunity for improved pricing and yield management.

Our priorities in 2004 include a continued focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2004, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

Financial Condition

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

In connection with the spin-off from the former parent, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST has also entered into an amended $75 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due to Yellow Roadway Corporation (Yellow) discussed below. SCST had approximately $120.5 million outstanding under line-of-credit agreements with Yellow immediately prior to the spin-off, of which $113.6 million was repaid to Yellow under the terms of the spin-off. The remaining $6.9 million reduction in the line-of-credit with Yellow was a capital contribution to SCST from Yellow.

The Company’s long-term debt at March 31, 2004 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average original maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2004, SCST was in compliance with these covenants.

The amended $75 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2006. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At March 31, 2004, SCST had no borrowings under the Credit Agreement, $41 million in letters of credit outstanding under the Credit Agreement and availability of $34 million based on SCST’s qualified receivables. The letters of credit are primarily in support of self-insured retentions for casualty and workers compensation claims. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2004, SCST was in compliance with these covenants.

In addition, SCST has third party borrowings of approximately $16.5 million in subordinated notes and a $6.2 million note to the selling shareholders issued in connection with the Company’s acquisition of Clark Bros.

At March 31, 2004, Yellow provided on behalf of SCST approximately $1.8 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. At March 31, 2004, Yellow has provided on behalf of SCST $3.3 million in outstanding letters of credit under historical insurance programs, in which Saia participated with other Yellow affiliates. The collateral support by Yellow is expected to remain in place until claims for these prior years are closed. Under the Master Separation and Distribution Agreement entered into in connection with the spin-off, SCST pays Yellow’s actual cost of the collateral through October 2005 after which time it is cost plus 100 basis points through October 2007.

Projected net capital expenditures for 2004 are approximately $60 million, an approximately $10 million increase from 2003 net capital expenditures. Approximately $35.5 million of the 2004 capital budget was committed at March 31, 2004. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $58.3 million for the year ended December 31, 2003, which were $8.4 million more than 2003 net capital expenditures. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. However, the Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($5.9 million at March 31, 2004) and availability under its revolving credit facility ($34 million at March 31, 2004). In addition to these sources of liquidity, the Company has $25 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. The February 16, 2004 acquisition of Clark Bros. Transfer, Inc. utilized approximately $23 million in cash. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2003 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.0 million for 2004 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2004.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2004 (in millions):

	Payments due by year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt(1)	—	1.3	6.4	11.4	17.6	86.0	122.7
Operating leases	9.9	10.2	7.1	4.1	1.9	0.7	33.9
Purchase obligations (2)	40.0	0.7	0.5	0.2	0.2	—	41.6

Total contractual obligations	$49.9	$12.2	$14.0	$15.7	$19.7	$86.7	$198.2

(1) See Note 3 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2003.

(2) Includes commitments of $35.5 million for capital expenditures.

	Amount of commitment expiration by year
	2004	2005	2006	2007	2008	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$34.0	$—	$—	$—	$34.0
Letters of credit	39.5	4.9	—	—	—	—	44.4
Surety bonds	2.5	0.6	—	—	—	—	3.1

Total commercial commitments	$42.0	$5.5	$34.0	$—	$—	$—	$81.5

Critical Accounting Policies And Estimates

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the current policy year, the Company has an aggregate exposure limited to $2,000,000 per claim deductible under its auto liability program and $1,000,000 per claim deductible under its workers’ compensation program. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions. These estimates tend to be historically accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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

These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2003.

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

Forward-Looking Statements

Certain statements in this Report, including those contained in “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers; governmental regulations, including but not limited to Hours of Service, engine emissions and Homeland Security; cost and availability of fuel; inclement weather; integration risks; competitive initiatives and pricing pressures; volatility in self-insurance claims, other expense items and the Company’s common stock price; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Form 10-K for the year ended December 31, 2003. To mitigate our risk to rising fuel prices, Saia and Jevic each have implemented fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of March 31, 2004. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate debt	$—	$1.3	$6.4	$11.4	$11.4	$86.0	$116.5	$127.6
Average interest rate	—	7.00%	7.24%	7.32%	7.33%	7.34%
Variable rate debt	$—	$—	$—	$—	$6.2	$—	$6.2	$6.2
Average interest rate	—	—	—	—	2.75%	—

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

Attached as Exhibits 31.1 and 31.2 to this Quarterly Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities — None

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders —

(a)	On April 21, 2004, SCST held its Annual Meeting of Shareholders

(b)	The following directors were elected for three-year terms with the indicated number of votes set forth below:

	For	Withheld
John J. Holland	13,100,094	29,520
Douglas W. Rockel	13,101,346	28,268

Continuing Directors:

Klaus E. Agthe
James A. Olson
Herbert A. Trucksess, III

Mark Ernst resigned from the Board of Directors effective April 21, 2004, due to increasing commitments. The Nominating and Governance Committee of the Board of Directors is charged with recommending replacement nominees to the entire Board, and they have begun that process.

(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2004 was voted on and approved at the meeting by the following vote: For: 13,121,913, Against: 3,392, Abstain: 4,310.

     Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The registrant furnished the following current reports on Form 8-K:

•	Form 8-K dated January 22, 2004, reporting under Item 12, announcing its fourth quarter and annual results.

•	Form 8-K dated February 16, 2004, reporting under Item 5, announcing the acquisition of Clark Bros. Transfer, Inc.

•	Form 8-K dated February 19, 2004, reporting under Item 9, providing the transcript of the conference call regarding the acquisition of Clark Bros. Transfer, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: April 30, 2004	/s/ James J. Bellinghausen

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