Form 10-Q
period 2004-06-30
SCS TRANSPORTATION INC
filed 2004-07-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 23, 2004

Common Stock, par value $.001 per share	14,962,900

SCS TRANSPORTATION, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$21,024	$30,870
Accounts receivable	112,901	93,283
Prepaid expenses and other	34,631	30,361

Total current assets	168,556	154,514
Property and Equipment, at cost	541,635	519,715
Less-accumulated depreciation	241,680	227,322

Net property and equipment	299,955	292,393
Goodwill and Other Intangibles, net	33,602	15,420
Other Noncurrent Assets	1,727	1,739

Total assets	$503,840	$464,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$36,060	$27,545
Wages, vacations and employees’ benefits	37,325	30,779
Other current liabilities	35,518	27,671
Current portion of long-term debt	1,263	—

Total current liabilities	110,166	85,995
Other Liabilities:
Long-term debt	121,497	116,510
Deferred income taxes	53,455	53,504
Claims, insurance and other	19,209	18,475

Total other liabilities	194,161	188,489
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,937,900 and 14,776,160 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	15	15
Additional paid-in-capital	203,719	201,743
Deferred compensation trust, 66,557 and 63,617 shares of common stock at cost at June 30, 2004 and December 31, 2003, respectively	(885)	(760)
Retained earnings (deficit)	(3,336)	(11,416)

Total shareholders’ equity	199,513	189,582

Total liabilities and shareholders’ equity	$503,840	$464,066

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Income Statements
For the quarter and six months ended June 30, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2004	2003	2004	2003
Operating Revenue	$248,232	$208,263	$473,508	$408,373
Operating Expenses:
Salaries, wages and employees’ benefits	137,283	116,003	265,226	229,147
Purchased transportation	23,424	22,384	43,576	41,500
Operating expenses and supplies	45,498	35,191	87,635	73,006
Operating taxes and licenses	9,353	8,008	18,493	16,058
Claims and insurance	8,516	6,706	14,997	13,342
Depreciation and amortization	12,154	10,985	23,776	21,840
Operating (gains) and losses	(437)	81	(428)	59
Integration charges	1,050	—	2,054	—

Total operating expenses	236,841	199,358	455,329	394,952

Operating Income	11,391	8,905	18,179	13,421
Nonoperating Expenses:
Interest expense	2,386	2,386	4,807	4,677
Other, net	(51)	(194)	(126)	(228)

Nonoperating expenses, net	2,335	2,192	4,681	4,449

Income Before Income Taxes	9,056	6,713	13,498	8,972
Income Tax Provision	3,583	2,790	5,418	3,723

Net Income	$5,473	$3,923	$8,080	$5,249

Average common shares outstanding – basic	14,837	14,665	14,789	14,675

Average common shares outstanding – diluted	15,312	15,083	15,274	15,089

Basic Earnings Per Share	$0.37	$0.27	$0.55	$0.36

Diluted Earnings Per Share	$0.36	$0.26	$0.53	$0.35

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2004 and 2003
(in thousands)
(unaudited)

	Six Months
	2004	2003
Operating Activities:
Net cash from operating activities	$29,027	$24,970
Investing Activities:
Acquisition of property and equipment	(18,725)	(17,751)
Proceeds from disposal of property and equipment	2,646	2,908
Acquisition of business, net of cash received	(23,549)	—

Net cash used in investing activities	(39,628)	(14,843)
Financing Activities:
Proceeds from stock option exercises	755	317

Net cash from financing activities	755	317

Net Increase (Decrease) in Cash and Cash Equivalents	(9,846)	10,444
Cash and cash equivalents, beginning of period	30,870	21,872

Cash and cash equivalents, end of period	$21,024	$32,316

Supplemental Cash Flow Information:
Income taxes paid, net	$2,675	$5,041
Interest paid	4,750	4,670

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

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the quarter and six months ended June 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

Organization

The Company provides regional overnight and second-day less-than-truckload (LTL) and selected inter-regional LTL and truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). The Company merged Clark Bros. Transfer, Inc. (Clark Bros.) into Saia and integrated operations in May 2004 (See Note 3). The accounts of Saia reflect the results of Clark Bros. since February 16, 2004, the acquisition date. For the quarter ended June 30, 2004 Saia generated 66 percent and Jevic 34 percent of total revenue.

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

The following table illustrates the effect on net income and earnings per share during the quarters and six months ended June 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	Second Quarter		Six Months
	2004	2003	2004	2003
Net income, as reported	$5,473	$3,923	$8,080	$5,249
Add: Stock-based compensation expense included in reported net income, net of tax	36	33	36	33
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(85)	(343)	(154)	(735)

Pro forma net income	$5,424	$3,613	$7,962	$4,547

Earnings per share:
As reported – Basic earnings per share	$0.37	$0.27	$0.55	$0.36

Pro forma – Basic earnings per share	$0.37	$0.25	$0.54	$0.31

As reported – Diluted earnings per share	$0.36	$0.26	$0.53	$0.35

Pro forma – Diluted earnings per share	$0.35	$0.24	$0.52	$0.30

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2004, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Second Quarter		Six Months
	2004	2003	2004	2003
Numerator:
Net income	$5,473	$3,923	$8,080	5,249

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,837	14,665	14,789	14,675
Effect of dilutive stock options	473	418	484	414
Effect of other common stock equivalents	2	—	1	—

Denominator for diluted earnings per share– adjusted weighted average common shares	15,312	15,083	15,274	15,089

Basic Earnings Per Share	$0.37	$0.27	$0.55	$0.36

Diluted Earnings Per Share	$0.36	$0.26	$0.53	$0.35

(3) Acquisition

On February 16, 2004, the Company acquired all of the outstanding common stock of Clark Bros., a Midwestern less-than-truckload carrier operating in eleven states with revenue of approximately $66 million in fiscal year 2003. Clark Bros. was merged and its operations integrated into Saia in May 2004, bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The results of operations of Clark Bros. are included in the consolidated results of the Company since the mid-February acquisition date. The total consideration of $30.8 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and approximately $3.1 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note payable in 2008 with a variable rate of interest, adjusted semi-annually, to prime less 1.25% (2.75% at June 30, 2004). As a result of the preliminary allocation of the purchase price, the Company recorded approximately $18.5 million of purchase price in excess of net tangible assets, including an adjustment of $1.1 million recorded in the quarter ended June 30, 2004 to reflect revised estimates of the fair value of assets acquired and liabilities assumed; however, the Company has not yet completed the allocation of this intangible between goodwill and other identifiable intangible assets. Management does not believe the amortization of identifiable intangibles would be material to its 2004 financial results or the pro forma disclosures below.

Integration charges totaling $1.1 million and $2.1 million were expensed in the quarter and six months ended June 30, 2004, respectively. These integration charges consist of employee retention and stay bonuses, communications, re-logoing the fleet of Clark Bros., technology integration and other miscellaneous items. The Company does not anticipate any additional significant integration charges. In addition, at the date of acquisition, the Company accrued and capitalized approximately $1.1 million in exit costs as part of the purchase allocation for employee severance and lease costs associated with the elimination of duplicate facilities. At June 30, 2004, total remaining accrued exit costs were $0.9 million with changes during the quarter and six month period related to payments of these liabilities. These accrued exit costs are anticipated to be fully paid by April 2006.

The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2003. The quarter and six months ended June 30, 2004 include $1.1 million and $2.1 million of integration charges that were not included in the quarter and six months ended June 30, 2003. The pro forma information includes primarily adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangibles. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	Quarter	Quarter	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Pro forma revenue	$248,232	$224,798	$481,455	$440,579
Pro forma net income	5,473	4,383	7,906	5,865
Pro forma diluted earnings per share	$0.36	$0.29	$0.52	$0.39

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

			Corporate
			and
	Saia	Jevic	Other	Consolidated
As of June 30, 2004
Identifiable assets	$337,351	$148,425	$18,064	$503,840
As of December 31, 2003
Identifiable assets	$286,899	$146,895	$30,272	$464,066
Quarter ended June 30, 2004
Operating revenue	$164,604	$83,628	$—	$248,232
Operating income (loss)	9,114	3,587	(1,310)	11,391
Quarter ended June 30, 2003
Operating revenue	$133,117	$75,146	$—	$208,263
Operating income (loss)	7,901	1,571	(567)	8,905
Six months ended June 30, 2004
Operating revenue	$307,420	$166,088	$—	$473,508
Operating income (loss)	15,207	5,468	(2,496)	18,179
Six months ended June 30, 2003
Operating revenue	$256,728	$151,645	$—	$408,373
Operating income (loss)	12,201	2,675	(1,455)	13,421

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company’s business is highly correlated to the industrial economy. The Company is focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is both labor intensive and capital intensive. The Company looks for opportunities to improve safety, leverage technology and achieve better asset utilization to improve cost and productivity. On February 16, 2004, the Company acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern less-than-truckload carrier operating in eleven states, and merged this company into the operations of Saia Motor Freight Line, Inc. in May 2004. The Company grew quarter over quarter revenue by approximately 19.2 percent in the second quarter of 2004. Approximately 9 percent of this growth was due to the acquisition of Clark Bros., and the remainder of this increase was attributable to improved economic conditions and company-specific growth initiatives compared to the second quarter of 2003. While consolidated revenue is primarily from less-than-truckload (LTL) tonnage, the Company experienced growth in both LTL and truckload revenues. Management believes the LTL revenue growth reflects improved economic conditions and market share gains due to various sales initiatives. Truckload growth is largely due to an improved economy, tightened capacity within the truckload industry and a targeted backhaul program at Jevic. The LTL pricing environment remained competitive and the Company saw some improvement in quarter over quarter LTL revenue per hundredweight, one measure of yield, at Jevic, while yields were slightly lower at Saia primarily due to mix issues.

The consolidated operating income of $11.4 million improved $2.5 million from the prior year quarter. The second quarter 2004 consolidated results included $1.1 million of integration charges related to the Clark Bros. acquisition as well as a significant increase in insurance claims due to severe accidents during the quarter. Tonnage increases within the Company’s existing networks, along with cost and productivity improvements realized in the second quarter of 2004, more than offset structural cost increases in wages and health insurance as well as funding the integration charges and higher level of accident expense. This resulted in an overall improvement in the Company’s operating ratio (operating expenses divided by operating revenue) of 30 basis points to 95.4 percent in the second quarter of 2004.

The Company generated $29.0 million in cash from operating activities through the first six-months of the year versus $25.0 million in the prior year period. The Company had net capital expenditures of $39.6 million during the first six months of 2004, of which $23.5 million was for the Clark Bros. acquisition. The Company primarily utilized a portion of its cash balance of $30.9 million at December 31, 2003, a $6.2 million note to the seller and availability under its revolving credit facility to fund the Clark Bros. acquisition. As a result, outstanding indebtedness at June 30, 2004 increased by $6.2 million from December 31, 2003.

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (also referred to as “SCST”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and our 2003 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

SCST is an asset-based transportation company providing regional and interregional LTL and selected truckload (TL) service solutions to a broad base of customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey. On February 16, 2004 the Company acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern less-than-truckload carrier operating in eleven states. The operations of Clark Bros. were merged into Saia in May 2004. The total consideration of $30.8 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and $3.1 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note.

Our business is highly correlated to the industrial economy and is impacted by a number of other external factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, claims and insurance expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

For the quarters ended June 30, 2004 and 2003
(in thousands, except ratios and revenue per hundredweight)

			Percent
			Variance
	2004	2003	’04 v. ’03
Operating Revenue	$248,232	$208,263	19.2%
Operating Expenses:
Salaries, wages and employees’ benefits	137,283	116,003	18.3
Purchased transportation	23,424	22,384	4.6
Depreciation and amortization	12,154	10,985	10.6
Other operating expenses	62,930	49,986	25.9
Integration charges	1,050	—	na
Operating Income	11,391	8,905	27.9
Operating Ratio	95.4%	95.7%	(0.3)
Nonoperating Expense	2,335	2,192	6.5
Working Capital	58,390	68,539	(14.8)
Cash flow from operations	29,027	24,970	16.2
Net acquisitions of property & equipment	16,079	14,843	8.3
Operating Statistics:
LTL Tonnage
Saia	759	620	22.4
Jevic	270	264	2.3
Total Tonnage
Saia	924	763	21.1
Jevic	580	550	5.5
LTL Shipments
Saia	1,380	1,163	18.6
Jevic	222	219	1.1
Total Shipments
Saia	1,402	1,181	18.6
Jevic	259	253	2.4
LTL Revenue per hundredweight excluding fuel surcharge
Saia	9.48	9.55	(0.6)
Jevic	9.37	9.02	3.9
Total Revenue per hundredweight excluding fuel surcharge
Saia
Jevic	6.54	6.38	2.4

Quarter and six-months ended June 30, 2004 vs. quarter and six-months ended June 30, 2003

Revenue and volume

Consolidated revenue increased 19.2% to $248.2 million in the second quarter of 2004 as a result of volume increases in both shipments and LTL tonnage. Current quarter results benefited from the mid-February acquisition of Clark Bros., an improving economy and company-specific sales initiatives compared to the second quarter of 2003. On a pro forma basis, including Clark Bros. in the prior quarter comparison, consolidated revenue was up 10.4 percent. Jevic’s results included quarter over quarter yield improvement, while mix issues resulted in a slight decrease in Saia’s yield between quarters, as pricing remains competitive for both operating subsidiaries. Fuel surcharge revenue, which was 5.3 percent of total revenue in the second quarter of 2004 compared to 3.4 percent of total revenue in the second quarter of 2003, is intended to reduce the Company’s exposure to rising diesel prices.

For the six-months ended June 30, 2004 operating revenues were $473.5 million up 15.9 percent from $408.4 million for the six-months ended June 30, 2003, primarily due to the Clark Bros. acquisition, a $7.4 million increase in fuel surcharge revenue, increases in market share and improved economic conditions.

Saia consolidated operating revenue was $164.6 million in the second quarter of 2004, an increase of 23.7 percent over second quarter 2003 operating revenue of $133.1 million. Saia consolidated operating revenue excluding fuel surcharge was $156.0 million in the second quarter of 2004, up 21.3 percent from $128.6 million in the second quarter of 2003. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) decreased 0.6 percent to $9.48 per hundredweight for the second quarter of 2004 due primarily to mix issues, including increased weight per shipment and lower yielding revenue from the Clark Bros. acquisition, not in the prior year amount. LTL tonnage was up 22.4 percent to 0.8 million tons and LTL shipments were up 18.6 percent to 1.4 million shipments. On a pro forma basis, including Clark Bros. in the prior quarter comparison, Saia revenue was up 10.0 percent, LTL tonnage was up 7.4 percent and LTL shipments were up 2.6 percent. Management believes that Saia continues to grow volume by providing high quality service for its customers and from sales initiatives in specific market segments. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On June 1, 2004, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Saia implemented a similar rate increase during the second quarter of 2003 and the current rate increase did not materially impact the second quarter 2004 results. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

For the six-months ended June 30, 2004, Saia had operating revenue of $307.4 million versus $256.7 million for the six-months ended June 30, 2003 for a 19.7 percent increase. Operating revenues, excluding fuel surcharges, were $292.7 million for the six-months ended June 30, 2004 up 18.4 percent from $247.2 million for the six-months ended June 30, 2003. The increase, exclusive of fuel surcharges, over the six-month periods is primarily due to increased volumes from the Clark Bros. acquisition and revenue growth in Saia’s historical geography in the current period versus the prior year period.

Jevic had operating revenue of $83.6 million in the second quarter of 2004, an 11.3 percent increase over $75.1 million in the second quarter of 2003. Jevic operating revenue excluding fuel surcharge was $79.1 million in the second quarter of 2004, up 9.1 percent from $72.6 million in the second quarter of 2003. Jevic revenue per hundredweight excluding fuel surcharge increased 2.4 percent to $6.54 per hundredweight and tonnage increased 5.5 percent to 0.6 million tons and shipments were up 2.4 percent to 0.3 million shipments compared to the prior year quarter. Jevic’s revenue increase is due to increased LTL and truckload volumes and improved yields. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 21, 2004, Jevic implemented a 6.0 percent general rate increase on LTL business and a 5.0 percent increase on truckload business for this smaller group of customers. Jevic implemented a similar rate increase during the second quarter of 2003 and the current rate increase did not materially impact the second quarter 2004 results. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

For the six-months ended June 30, 2004, Jevic had operating revenue of $166.1 million versus $151.6 million for the six-months ended June 30, 2003 for a 9.5 percent increase. Operating revenues, excluding fuel surcharges, were $157.9 million for the six-months ended June 30, 2004, up 8.3 percent from $145.8 million for the six-months ended June 30, 2003. Jevic benefited from an improved economy and company-specific initiatives that resulted in increased tonnage and prices, which drove the year over year revenue increase for the six-month period.

Operating expenses and margin

Consolidated operating income increased 27.9 percent to $11.4 million inclusive of $1.1 million of integration charges for the first quarter acquisition of Clark Bros. and auto liability claims expense approximately $1.4 million higher than the company’s three-year historical average (when calculated as a percent of revenue excluding fuel surcharge). The increase in consolidated operating income reflects higher margin contribution on quarter over quarter volume increases and cost and productivity improvements partially offset by structural cost increases, integration charges and higher accident expense. The second quarter 2004 operating ratio (operating expenses divided by operating revenue) was 95.4 compared to 95.7 in the second quarter of 2003. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $5.7 million of the increase in operating expenses and supplies. Increased revenues from the fuel surcharge program largely offset fuel price increases.

For the six-months ended June 30, 2004, operating income was $18.2 million with an operating ratio of 96.2 compared to operating income of $13.4 million with an operating ratio of 96.7 for the six-months ended June 30,

2003. Year over year volume gains for the six-month period ended June 30, 2004 more than offset $2.1 million of integration costs, higher than expected accident expense and structural cost increases in salaries, wages and health insurance.

Saia had operating income of $9.1 million in the second quarter of 2004 inclusive of $1.1 million of integration charges related to the Clark Bros. acquisition. Claims and insurance expense was up $1.6 million over the prior quarter, reflecting higher than expected accident expense for the quarter. Saia had operating income of $7.9 million in the second quarter of 2003. The operating ratio at Saia was 94.5 in the current quarter (93.8 excluding the integration charges) compared to 94.1 in the second quarter of 2003. Saia improved its operating income through volume gains, and continued strong cost controls and productivity initiatives that improved performance. These improvements in labor productivity and other expense reductions offset higher healthcare costs, a general wage increase in August 2003 and other wage adjustments during the year. Saia’s wage rates averaged 3.1 percent higher in the second quarter of 2004 compared to the second quarter of 2003. Saia’s overall increase in wage expense was partially offset by a decrease in purchased transportation as a percentage of revenue as Saia utilized more Company drivers in selected lanes.

For the six-months ended June 30, 2004, Saia had operating income of $15.2 million (inclusive of $2.1 million of integration charges related to the Clark Bros. acquisition) and an operating ratio of 95.1 compared to operating income of $12.2 million and an operating ratio of 95.2 for the six-months ended June 30, 2003. Operating income improvement for the six month period ended June 30, 2004 from volume gains and effective cost management was partially offset by the integration costs, increased accident expense and other structural cost increases.

Jevic operating income was $3.6 million in the second quarter of 2004, up from $1.6 million in the second quarter of 2003. Jevic’s revenue and yield improvement offset structural cost increases in wages and benefits as well as modest increases in casualty claims expense in the current quarter. Through on-going operating initiatives, Jevic improved its overall freight delivery performance and costs while managing higher volumes in the current quarter contributing to the improved margin. Simultaneously, process changes implemented in the first quarter continued to play a role in helping Jevic improve operating effectiveness. The operating ratio at Jevic was 95.7 for the second quarter of 2004 compared to 97.9 for the second quarter of 2003. Jevic’s wage rates averaged 1.8 percent higher in the second quarter of 2004 compared to the second quarter of 2003.

For the six-months ended June 30, 2004, Jevic had operating income of $5.5 million and an operating ratio of 96.7 compared to operating income of $2.7 million and an operating ratio of 98.2 for the six-months ended June 30, 2003. The increase in operating income for the six-months ended June 30, 2004 over the six-months ended June 30, 2003 was primarily a result of the second quarter activities discussed in the previous paragraph.

Holding company operating expenses for the second quarter of 2004 were $1.3 million in excess of costs allocated to the operating companies, an increase of $0.7 million over the second quarter of 2003. The increase in holding company costs included $0.4 million attributable to equity based compensation charges resulting from SCST stock price appreciation and about $0.2 million in higher professional fees. For the six-month period ended June 30, 2004, holding company costs were $2.5 million up $1.0 million over the prior year six-month period. The increase in year-to-date holding company costs is primarily related to charges for equity based compensation resulting from SCST stock price appreciation and increased professional fees.

Other

Substantially all SCST nonoperating expenses represent interest expense and there was no significant change in net interest expense between the quarters or six-month periods. The consolidated effective tax rate was 39.6 percent in the second quarter of 2004 versus 41.6 percent in the second quarter of 2003. The consolidated effective tax rate was 40.1 percent for the six-months ended June 30, 2004 versus 41.5 percent for the six-months ended June 30, 2003. The decrease in year over year effective tax rate is primarily due to higher forecasted pretax income in 2004 versus the prior year. The notes to the 2003 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2003 provide an analysis of the income tax provision and the effective tax rate.

Net income was $5.5 million or $0.36 per diluted share in the second quarter of 2004 compared to net income of $3.9 million or $0.26 per diluted share in the second quarter of 2003. Net income was $8.1 million or $0.53 per diluted share in the six-months ended June 30, 2004 compared to $5.2 million or $0.35 per diluted share for the six-months ended June 30, 2003.

Working capital/capital expenditures

The decrease in working capital at June 30, 2004 compared to June 30, 2003 is predominantly due to a lower invested cash balance, higher salary, wage and benefit accruals and higher accident claim accruals, which more than offset increases in accounts receivable. Cash used for the Clark Bros. acquisition was $23.5 million, which represents the $30.8 million purchase price less a $6.2 million note to the selling shareholders and net of cash acquired. Increases in accounts receivable due to the acquisition and stronger business volumes in the first half of 2004 versus the first half of 2003 were more than offset by increases in accounts payable, wage and employee benefits accruals and accident claim accruals. The 2004 acquisition of property and equipment is primarily investments in revenue equipment and technology equipment and software.

Outlook

Our business is highly correlated to the general economy, and in particular industrial production. However, in 2003 and through the first six-months of 2004, we achieved profitability improvement and revenue growth rates above the underlying economic indicators. For the remainder of 2004, we anticipate an improving economy and subsidiary-specific growth initiatives to create continued growth in our existing geography, including the new states gained through the Clark Bros. acquisition. We also expect subsidiary-specific profit improvement initiatives, focused on cost management, productivity and asset utilization will help offset anticipated structural cost increases in wages and healthcare costs. Additionally, we believe an improving economy will provide the opportunity for improved pricing and yield management.

Our priorities in 2004 include a continued focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth. The Company is currently assessing the potential impact, if any, of the July 2004 judicial ruling on recently enacted Hours of Service rules. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2004, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

Financial Condition

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

In connection with the spin-off from our former parent, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST has also entered into an amended $75 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due to Yellow Corporation, now known as Yellow Roadway Corporation, (Yellow) discussed below. SCST had approximately $120.5 million outstanding under line-of-credit agreements with Yellow immediately prior to the spin-off, of which $113.6 million was repaid to Yellow under the terms of the spin-off. The remaining $6.9 million reduction in the line of credit with Yellow was a capital contribution to SCST from Yellow.

The Company’s long-term debt at June 30, 2004 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average original maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2004, SCST was in compliance with these covenants.

The amended $75 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2006. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At June 30, 2004, SCST had no borrowings under the Credit Agreement, $41 million in letters of credit outstanding under the Credit Agreement and availability of $34 million based on SCST’s qualified receivables. The letters of credit are primarily in support of self-insured retentions for casualty and workers compensation claims. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2004, SCST was in compliance with these covenants.

In addition, SCST has third party borrowings of approximately $16.5 million in subordinated notes and a $6.2 million note to the selling shareholders issued in connection with the Company’s acquisition of Clark Bros.

At June 30, 2004, Yellow provided on behalf of SCST approximately $1.1 million in outstanding surety bonds. These bonds, issued by insurance companies, serve as collateral support primarily for workers’ compensation programs in states where SCST is self-insured. The price and availability of surety bonds fluctuates over time with general conditions in the insurance market. At June 30, 2004, Yellow has provided on behalf of SCST $3.3 million in outstanding letters of credit under historical insurance programs, in which Saia participated with other Yellow affiliates. The collateral support by Yellow is expected to remain in place until claims for these prior years are closed. Under the Master Separation and Distribution Agreement entered into in connection with the spin-off, SCST pays Yellow’s actual cost of the collateral through October 2005 after which time it will pay Yellow’s cost plus 100 basis points through October 2007.

Projected net capital expenditures for 2004 are approximately $60 million, an approximately $10 million increase from 2003 net capital expenditures. The projected net capital expenditures include planned real estate divestment proceeds expected to be reinvested in strategic real estate locations. Approximately $28.5 million of the remaining 2004 capital budget was committed at June 30, 2004. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $58.3 million for the year ended December 31, 2003, which were $8.4 million more than 2003 net capital expenditures. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. However, the Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($21 million at June 30, 2004) and availability under its revolving credit facility ($34 million at June 30, 2004). In addition to these sources of liquidity, the Company has $25 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. The February 16, 2004 acquisition of Clark Bros. Transfer, Inc. utilized approximately $24 million in cash. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2003 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.0 million for 2004 and decreasing for each year thereafter, based on borrowings outstanding at June 30, 2004.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2004 (in millions):

	Payments due by year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	—	1.3	6.4	11.4	17.6	86.0	122.7
Operating leases	6.4	11.0	8.0	4.7	2.0	0.5	32.6
Purchase obligations (2)	29.8	0.7	0.5	0.2	0.2	—	31.4

Total contractual obligations	$36.2	$13.0	$14.9	$16.3	$19.8	$86.5	$186.7

(1)	See Note 3 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2003.

(2)	Includes commitments of $28.5 million for capital expenditures.

	Amount of commitment expiration by year
	2004	2005	2006	2007	2008	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$34.0	$—	$—	$—	$34.0
Letters of credit	39.4	4.9	—	—	—	—	44.3
Surety bonds	0.4	2.6	—	—	—	—	3.0

Total commercial commitments	$39.8	$7.5	$34.0	$—	$—	$—	$81.3

Critical Accounting Policies And Estimates

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the current policy year, the Company has a $2.0 million per claim deductible under its auto liability program and $1.0 million per claim deductible under its workers’ compensation program. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions. These estimates tend to be historically accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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

Forward-Looking Statements

Certain statements in this Report, including those contained in “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers; governmental regulations, including but not limited to Hours of Service, engine emissions and Homeland Security; cost and availability of fuel; inclement weather; expansion and integration risks; competitive initiatives and pricing pressures; self-insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Form 10-K for the year ended December 31, 2003. To help mitigate our risk to rising fuel prices, Saia and Jevic each have implemented fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of June 30, 2004. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate debt	$—	$1.3	$6.4	$11.4	$11.4	$86.0	$116.5	$123.7
Average interest rate	—	7.00%	7.24%	7.32%	7.33%	7.34%
Variable rate debt	$—	$—	$—	$—	$6.2	$—	$6.2	$6.2
Average interest rate	—	—	—	—	2.75%	—

Item 4. Controls and Procedures

Quarterly Controls Evaluation and Related CEO and CFO Certifications

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities —

Issuer Purchases of Equity Securities
				(d) Maximum Number
			(c) Total Number	(or Approximate
	(a) Total		of Shares (or	Dollar Value) of
	Number of	(b) Average	Units) Purchased	Shares (or Units) that
	Shares (or	Price Paid per	as Part of Publicly	May Yet be Purchased
	Units)	Share (or	Announced Plans	under the Plans or
Period	Purchased	Unit)	or Programs	Programs
April 1, 2004 through April 30, 2004	6,200 (2)	$23.03 (2)	— (1)	— (1)
May 1, 2004 through May 31, 2004	— (3)	— (3)	— (1)	— (1)
June 1, 2004 through June 30, 2004	— (4)	— (4)	— (1)	— (1)

Total	6,200	—	—	—

(1)	All shares purchased were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold 360 shares of SCST stock on the open market at $23.89 per share during the period of April 1, 2004 through April 30, 2004.

(3)	The SCST Executive Capital Accumulation Plan sold 1,500 shares of SCST stock on the open market at $22.12 per share during the period of May 1, 2004 through May 31, 2004.

(4)	The SCST Executive Capital Accumulation Plan sold 380 shares of SCST stock on the open market at $25.91 per share during the period of June 1, 2004 through June 30, 2004.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The registrant furnished or filed the following current reports on Form 8-K:

•	Form 8-K dated April 21, 2004, reporting under Item 12, announcing its first quarter results.

•	Form 8-K dated April 21, 2004, reporting under Item 5, announcing the resignation of Mark Ernst from the Board of Directors.

•	Form 8-K dated May 27, 2004, reporting under Item 5, announcing the election of Linda J. French as a Class III director of the Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: July 29, 2004	/s/ James J. Bellinghausen

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