Form 10-Q
period 2004-09-30
SCS TRANSPORTATION INC
filed 2004-10-29
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 25, 2004

Common Stock, par value $.001 per share	15,007,900

SCS TRANSPORTATION, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$23,787	$30,870
Accounts receivable	118,695	93,283
Prepaid expenses and other	30,789	30,361

Total current assets	173,271	154,514
Property and Equipment, at cost	551,969	519,715
Less-accumulated depreciation	246,606	227,322

Net property and equipment	305,363	292,393
Goodwill and Other Intangibles, net	33,423	15,420
Other Noncurrent Assets	1,796	1,739

Total assets	$513,853	$464,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$39,443	$27,545
Wages, vacations and employees’ benefits	39,079	30,779
Other current liabilities	36,176	27,671
Current portion of long-term debt	1,263	—

Total current liabilities	115,961	85,995
Other Liabilities:
Long-term debt	121,522	116,510
Deferred income taxes	51,352	53,504
Claims, insurance and other	18,328	18,475

Total other liabilities	191,202	188,489
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,997,900 and 14,776,160 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	15	15
Additional paid-in-capital	204,575	201,743
Deferred compensation trust, 76,947 and 63,617 shares of common stock at cost at September 30, 2004 and December 31, 2003, respectively	(1,116)	(760)
Retained earnings (deficit)	3,216	(11,416)

Total shareholders’ equity	206,690	189,582

Total liabilities and shareholders’ equity	$513,853	$464,066

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Income Statements
For the quarter and nine months ended September 30, 2004 and 2003
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2004	2003	2004	2003
Operating Revenue	$256,824	$211,530	$730,332	$619,903
Operating Expenses:
Salaries, wages and employees’ benefits	143,074	119,054	408,300	348,201
Purchased transportation	25,241	20,927	68,817	62,427
Operating expenses and supplies	48,461	35,166	136,096	108,171
Operating taxes and licenses	9,583	8,127	28,076	24,186
Claims and insurance	6,074	5,979	21,071	19,321
Depreciation and amortization	12,180	11,074	35,957	32,915
Operating (gains) and losses	(1,305)	45	(1,734)	104
Integration charges	—	—	2,054	—

Total operating expenses	243,308	200,372	698,637	595,325

Operating Income	13,516	11,158	31,695	24,578
Nonoperating Expenses:
Interest expense	2,489	2,385	7,296	7,062
Other, net	(19)	(90)	(146)	(319)

Nonoperating expenses, net	2,470	2,295	7,150	6,743

Income Before Income Taxes	11,046	8,863	24,545	17,835
Income Tax Provision	4,494	3,733	9,913	7,456

Net Income	$6,552	$5,130	$14,632	$10,379

Average common shares outstanding – basic	14,910	14,750	14,830	14,722

Average common shares outstanding – diluted	15,345	15,147	15,300	15,108

Basic Earnings Per Share	$0.44	$0.35	$0.99	$0.70

Diluted Earnings Per Share	$0.43	$0.34	$0.96	$0.69

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2004 and 2003
(in thousands)
(unaudited)

	Nine Months
	2004	2003
Operating Activities:
Net cash from operating activities	$43,453	$41,031
Investing Activities:
Acquisition of property and equipment	(35,437)	(35,501)
Proceeds from disposal of property and equipment	7,332	3,387
Acquisition of business, net of cash received	(23,549)	—

Net cash used in investing activities	(51,654)	(32,114)
Financing Activities:
Proceeds from stock option exercises	1,118	491

Net cash from financing activities	1,118	491

Net Increase (Decrease) in Cash and Cash Equivalents	(7,083)	9,408
Cash and cash equivalents, beginning of period	30,870	21,872

Cash and cash equivalents, end of period	$23,787	$31,280

Supplemental Cash Flow Information:
Income taxes paid, net	$7,939	$9,980
Interest paid	6,852	6,748

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

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the quarter and nine months ended September 30, 2004, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2004.

Organization

The Company provides regional overnight and second-day less-than-truckload (LTL) and selected inter-regional LTL and truckload (TL) transportation services through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). The accounts of Saia reflect the results of Clark Bros. since February 16, 2004, the acquisition date. The Company merged Clark Bros. Transfer, Inc. (Clark Bros.) into Saia and integrated operations in May 2004 (See Note 3). For the quarter ended September 30, 2004 Saia generated 67 percent and Jevic 33 percent of total revenue.

Stock-Based Compensation

For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation”.

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. Under SFAS No. 123 the Company will recognize stock option expense prospectively for all stock awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted.

In connection with the spin-off of SCST from its former parent, which was effective October 1, 2002, all former parent company stock options issued and outstanding to employees of SCST were replaced with SCST stock options with equivalent vesting, contract terms and an intrinsic value identical to the value of the former parent company options being replaced.

The following table illustrates the effect on net income and earnings per share during the quarters and nine months ended September 30, 2004 and 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	Third Quarter		Nine Months
	2004	2003	2004	2003
Net income, as reported	$6,552	$5,130	$14,632	$10,379
Add: Stock-based compensation expense included in reported net income, net of tax	47	44	83	77
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(79)	(245)	(233)	(976)

Pro forma net income	$6,520	$4,929	$14,482	$9,480

Earnings per share:
As reported – Basic earnings per share	$0.44	$0.35	$0.99	$0.70

Pro forma – Basic earnings per share	$0.44	$0.33	$0.98	$0.64

As reported – Diluted earnings per share	$0.43	$0.34	$0.96	$0.69

Pro forma – Diluted earnings per share	$0.42	$0.33	$0.95	$0.63

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2004, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2004	2003	2004	2003
Numerator:
Net income	$6,552	$5,130	$14,632	$10,379

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,910	14,750	14,830	14,722
Effect of dilutive stock options	432	397	468	386
Effect of other common stock equivalents	3	—	2	—

Denominator for diluted earnings per share– adjusted weighted average common shares	15,345	15,147	15,300	15,108

Basic Earnings Per Share	$0.44	$0.35	$0.99	$0.70

Diluted Earnings Per Share	$0.43	$0.34	$0.96	$0.69

(3) Acquisition

On February 16, 2004, the Company acquired all of the outstanding common stock of Clark Bros., a Midwestern less-than-truckload carrier operating in eleven states with revenue of approximately $66 million in fiscal year 2003. Clark Bros. was merged and its operations integrated into Saia in May 2004, bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The results of operations of Clark Bros. are included in the consolidated results of the Company since the mid-February acquisition date. The total consideration of $30.8 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and approximately $3.1 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note payable in 2008 with a variable rate of interest, adjusted semi-annually, to prime less 1.25% (3.25% at September 30, 2004).

The purchase price of Clark Bros. has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Acquired intangible assets:
Covenants not-to-compete (useful life of 4 years)	$750
Customer list (useful life of 6 years)	1,700
Goodwill	16,045
Acquired net tangible assets	12,298

Total allocation of purchase price	$30,793

The net carrying amount of goodwill attributed to each reportable operating segment with goodwill balances and adjustments follows (in thousands):

	December 31,	Goodwill	September 30,
	2003	Acquired	2004
Saia	$14,796	$16,045	$30,841
Jevic	—	—	—

	$14,796	$16,045	$30,841

There were no changes to the net carrying amount of goodwill during the nine months ended September 30, 2003.

The gross amounts and accumulated amortization of identifiable intangible assets at Saia is as follows (in thousands):

	September 30, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer lists	$1,700	$177	$—	$—
Covenants not-to-compete	2,713	1,654	1,963	1,339

	$4,413	$1,831	$1,963	$1,339

Amortization expense for intangible assets other than goodwill was $0.2 million and $0.1 million for the quarter ended September 30, 2004 and 2003, respectively. Amortization expense for intangible assets other than goodwill was $0.5 million and $0.2 million for the nine months ended September 30, 2004 and 2003, respectively. Estimated amortization expense for the five succeeding years as of September 30, 2004 follows (in thousands):

Amount
Remainder of 2004	$184
2005	734
2006	567
2007	471
2008	307
2009	283
2010	36

Integration charges totaling zero and $2.1 million were expensed in the quarter and nine months ended September 30, 2004, respectively. These integration charges consist of employee retention and stay bonuses, communications, re-logoing the fleet of Clark Bros., technology integration and other miscellaneous items. The Company does not anticipate any additional significant integration charges. In addition, at the date of acquisition, the Company accrued and capitalized approximately $1.1 million in exit costs as part of the purchase allocation for employee severance and lease costs associated with the elimination of duplicate facilities. At September 30, 2004, total remaining accrued exit costs were $0.8 million with changes during the quarter and nine month period related to payments of these liabilities. These accrued exit costs are anticipated to be fully paid by April 2006.

The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2003. The quarter and nine months ended September 30, 2004 include zero and $2.1 million of integration charges that were not included in the quarter and nine months ended September 30, 2003. The pro forma information includes primarily adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangibles. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	Quarter	Quarter	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Pro forma revenue	$256,824	$228,873	$738,279	$669,452
Pro forma net income	6,552	5,615	14,459	11,482
Pro forma diluted earnings per share	0.43	0.37	0.95	0.76

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

			Corporate
			and
	Saia	Jevic	Other	Consolidated
As of September 30, 2004
Identifiable assets	$345,593	$144,253	$24,007	$513,853
As of December 31, 2003
Identifiable assets	$286,899	$146,895	$30,272	$464,066
Quarter ended September 30, 2004
Operating revenue	$172,307	$84,517	$—	$256,824
Operating income (loss)	10,526	2,832	158	13,516
Quarter ended September 30, 2003
Operating revenue	$134,347	$77,183	$—	$211,530
Operating income (loss)	8,105	3,773	(720)	11,158
Nine months ended September 30, 2004
Operating revenue	$479,727	$250,605	$—	$730,332
Operating income (loss)	25,734	8,300	(2,339)	31,695
Nine months ended September 30, 2003
Operating revenue	$391,076	$228,827	$—	$619,903
Operating income (loss)	20,305	6,448	(2,175)	24,578

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company’s business is highly correlated to the industrial economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company also looks to opportunistically expand its geographic footprint. The Company’s business is both labor intensive and capital intensive. The Company looks for opportunities to improve safety, leverage technology and achieve better asset utilization to improve cost and productivity. On February 16, 2004, the Company acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern less-than-truckload carrier operating in eleven states, and merged this company into the operations of Saia Motor Freight Line, Inc. in May 2004. The Company grew quarter over quarter revenue by 21.4 percent in the third quarter of 2004. Approximately 9 percent of this growth was due to the acquisition of Clark Bros., and the remainder of this increase was attributable to improved economic conditions, company-specific growth initiatives and increased fuel surcharge revenue compared to the third quarter of 2003. While consolidated revenue is primarily from less-than-truckload (LTL) tonnage, the Company experienced growth in both LTL and truckload revenues. Management believes the LTL revenue growth reflects improved economic conditions and market share gains due to the acquisition of Clark Bros. and various sales initiatives. Management believes truckload growth is largely due to an improved economy, tightened capacity within the truckload industry and a targeted backhaul program at Jevic. While the LTL pricing environment remained competitive, the Company saw improvement in quarter over quarter LTL revenue per hundredweight, one measure of yield, at both Saia and Jevic.

Consolidated operating income was $13.5 million for the third quarter of 2004, an increase of $2.4 million from the prior year quarter. Quarter-over-quarter tonnage increases as well as yield improvement were partially offset by structural cost increases in wages, health care and workers’ compensation costs. The increase in workers’ compensation costs in the third quarter of 2004 was primarily attributable to a $1.9 million charge for Jevic workers’ compensation costs, which resulted from unfavorable development of prior year claims. This was partially offset by a $0.6 million gain on the sale of excess real estate at Jevic during the third quarter of 2004 and $0.9 million lower equity based compensation expense at corporate than in the prior year quarter. This resulted in a consolidated operating ratio (operating expenses divided by operating revenue) of 94.7 percent in the third quarter of 2004, consistent with the prior year quarter operating ratio.

The Company generated $43.5 million in cash from operating activities through the first nine months of the year versus $41.0 million in the prior year period. The Company had net cash used in investing activities of $51.7 million during the first nine months of 2004, of which $23.5 million was for the first-quarter acquisition of Clark Bros. The Company utilized a portion of its cash balance of $30.9 million at December 31, 2003, a $6.2 million note to the sellers and availability under its revolving credit facility to fund the Clark Bros. acquisition.

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (also referred to as “SCST” and the “Company”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and our 2003 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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

Results of Operations

SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended September 30, 2004 and 2003
(in thousands, except ratios and revenue per hundredweight)

			Percent
			Variance
	2004	2003	’04 v. ’03
Operating Revenue	$256,824	$211,530	21.4%
Operating Expenses:
Salaries, wages and employees’ benefits	143,074	119,054	20.2
Purchased transportation	25,241	20,927	20.6
Depreciation and amortization	12,180	11,074	10.0
Other operating expenses	62,813	49,317	27.4
Operating Income	13,516	11,158	21.1
Operating Ratio	94.7%	94.7%	0.0
Nonoperating Expense	2,470	2,295	7.6
Working Capital	57,310	63,230	(9.4)
Cash Flow from Operations	43,453	41,031	5.9
Net Acquisitions of Property & Equipment	28,105	32,114	(12.5)
Operating Statistics:
LTL Tonnage
Saia	764	626	22.1
Jevic	266	265	0.3
Total Tonnage
Saia	924	772	19.8
Jevic	567	558	1.4
LTL Shipments
Saia	1,398	1,153	21.2
Jevic	221	218	1.0
Total Shipments
Saia	1,420	1,171	21.1
Jevic	257	252	1.4
LTL Revenue per hundredweight excluding fuel surcharge
Saia	9.81	9.53	2.9
Jevic	9.63	9.08	6.0
Total Revenue per hundredweight excluding fuel surcharge
Saia	8.79	8.42	4.3
Jevic	6.72	6.36	5.7

Quarter and nine-months ended September 30, 2004 vs. quarter and nine-months ended September 30, 2003

Revenue and volume

Consolidated revenue increased 21.4 percent to $256.8 million in the third quarter of 2004 as a result of volume increases in both shipments and tonnage. Current quarter volume increases benefited from the mid-February acquisition of Clark Bros., an improving economy and company-specific sales initiatives compared to the third quarter of 2003. Also contributing to the quarter-over-quarter revenue increase is higher average revenue per hundred weight (yield) and higher fuel surcharge revenue. On a pro forma basis, including Clark Bros. in the prior quarter comparison, consolidated revenue was up 12.2 percent and consolidated total tonnage was up 5 percent. While pricing remains competitive for both operating subsidiaries, results for Saia and Jevic included better quarter over quarter yield improvement than in recent quarters. Fuel surcharge revenue, which was 5.9 percent of total revenue in the third quarter of 2004 compared to 3.3 percent of total revenue in the third quarter of 2003, is intended to reduce the Company’s exposure to rising diesel prices.

For the nine-months ended September 30, 2004 operating revenues were $730.3 million up 17.2 percent on a per day basis from $619.9 million for the nine-months ended September 30, 2003, due to increased volumes resulting from the Clark Bros. acquisition, an improving economy and increases in market share, as well as a $15.4 million increase in fuel surcharge revenue.

Saia operating revenue was $172.3 million in the third quarter of 2004, an increase of 28.3 percent over third quarter 2003 operating revenue of $134.3 million. Saia operating revenue excluding fuel surcharge was $162.3 million in the third quarter of 2004, up 25.0 percent from $129.9 million in the third quarter of 2003. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 2.9 percent to $9.81 per hundredweight for the third quarter of 2004, due to the June general rate increase, increased length of haul and contract renewals. LTL tonnage was up 22.1 percent to 0.8 million tons and LTL shipments were up 21.2 percent to 1.4 million shipments. On a pro forma basis, including Clark Bros. in the prior year quarter comparison, Saia revenue was up 13.6 percent, LTL tonnage was up 6.8 percent and LTL shipments were up 4.2 percent. Management believes that Saia continues to grow volume by providing high quality service for its customers and from sales initiatives in specific market segments. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On June 1, 2004, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Saia implemented a similar rate increase during the second quarter of 2003. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

For the nine-months ended September 30, 2004, Saia had operating revenue of $479.7 million versus $391.1 million for the nine-months ended September 30, 2003 for a 22.7 percent increase. Operating revenues, excluding fuel surcharges, were $455.1 million for the nine-months ended September 30, 2004 up 20.7 percent from $377.1 million for the nine-months ended September 30, 2003. The revenue increase, exclusive of fuel surcharges, in the nine-month period over the prior year is primarily due to increased volumes from the Clark Bros. acquisition, and improved economic conditions and specific sales initiatives that have resulted in revenue growth in Saia’s historical geography.

Jevic had operating revenue of $84.5 million in the third quarter of 2004, a 9.5 percent increase over $77.2 million in the third quarter of 2003. Jevic operating revenue excluding fuel surcharge was $79.4 million in the third quarter of 2004, up 6.5 percent from $74.6 million in the third quarter of 2003. Jevic’s revenue increase is due to improved yields and modest increases in LTL and truckload volumes. Jevic revenue per hundredweight excluding fuel surcharge increased 5.7 percent to $6.72 per hundredweight. The increase reflects price improvements on contract renewals, the June general rate increase, as well as management growth initiatives focused on higher yielding business. Jevic’s tonnage increased 1.4 percent to 0.6 million tons and shipments were up 1.4 percent to 0.3 million shipments compared to the prior year quarter. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 21, 2004, Jevic implemented a 6.0 percent general rate increase on LTL business and a 5.0 percent increase on truckload business for this smaller group of customers. Jevic implemented a similar rate increase during the second quarter of 2003. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

For the nine-months ended September 30, 2004, Jevic operating revenue increased 9.5 percent to $250.6 million versus $228.8 million for the nine-months ended September 30, 2003. Operating revenues, excluding fuel surcharges, were $237.3 million for the nine-months ended September 30, 2004, up 7.7 percent from $220.3 million for the nine-months ended September 30, 2003. Jevic benefited from an improved economy and company-specific initiatives that resulted in increased tonnage and prices, which drove the year-over-year revenue increase for the nine-month period.

Operating expenses and margin

Consolidated operating income increased 21.1 percent to $13.5 million, inclusive of $1.9 million in higher than anticipated workers’ compensation expense at Jevic as a result of unfavorable development of prior year claims. The current quarter workers’ compensation charge was partially offset by an unplanned $0.6 million real estate gain at Jevic and $0.9 million lower equity-based compensation expense at corporate compared to the prior year quarter. In addition, planned consolidated operating gains on revenue equipment increased $0.8 million from the prior year quarter. Quarter over quarter volume and price increases were partially offset by structural cost increases in wages, health care and workers’ compensation costs. During the third quarter of 2004, the Company incurred additional costs to enhance its service primarily in new geography resulting from the first quarter acquisition of Clark Bros. The third quarter 2004 operating ratio (operating expenses divided by operating revenue) was 94.7, consistent with the third quarter of 2003. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $7.3 million of the increase in operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases.

For the nine months ended September 30, 2004, operating income was $31.7 million with an operating ratio of 95.7 compared to operating income of $24.6 million with an operating ratio of 96.0 for the nine-months ended September 30, 2003. Year-over-year volume gains for the nine-month period ended September 30, 2004 more than offset $2.1 million of integration costs, higher workers’ compensation and accident expense and structural cost increases in salaries, wages and healthcare costs.

Saia had operating income of $10.5 million in the third quarter of 2004 up 29.9 percent from $8.1 million in the third quarter of 2003. Saia improved quarter-over-quarter operating income through increases in tonnage and price that were partially offset by structural cost increases. During the third quarter of 2004, Saia incurred additional costs to enhance its service primarily in new geography, resulting from the first-quarter acquisition of Clark Bros. Current quarter incremental margins were less than Saia has historically averaged due to the short-term impact of service enhancements and related transition effects. The service enhancements were principally building new intraregional lanes within the new Midwest geography, new interregional lanes between Saia’s historical territory and the new Midwest geography and converting certain Midwest pickup and delivery markets from outside cartage to company-direct operations. These investments included the use of higher cost purchased transportation, which was up 100 basis points as a percentage of revenue (excluding fuel surcharge) versus the prior year quarter. In addition, workers’ compensation expense was up $0.9 million over the prior year quarter. The operating ratio at Saia was 93.9 in the current quarter compared to 94.0 in the third quarter of 2003. Saia implemented a wage increase at the beginning of August 2004. Saia’s wage rates averaged 3.4 percent higher in the third quarter of 2004 compared to the third quarter of 2003. Saia’s overall decrease in salaries, wages and benefits as a percent of revenue (excluding fuel surcharge) by 80 basis points was more than offset by the increase in purchased transportation discussed above.

For the nine months ended September 30, 2004, Saia had operating income of $25.7 million (inclusive of $2.1 million of integration charges related to the Clark Bros. acquisition) and an operating ratio of 94.6 compared to operating income of $20.3 million and an operating ratio of 94.8 for the nine-months ended September 30, 2003. Operating income improvement for the nine month period ended September 30, 2004 resulted from volume gains and effective cost management that was partially offset by the integration costs, increased accident expense in the second quarter, costs to enhance service and other structural cost increases.

Jevic operating income was $2.8 million in the third quarter of 2004, down from $3.8 million in the third quarter of 2003. In the third quarter of 2004, Jevic recorded a $1.9 million charge to increase workers’ compensation reserves related to the adverse development of prior year claims. This charge was based on management’s analysis of outstanding claims and historical, as well as emerging, development patterns. In accordance with the Company’s accounting policies, Jevic expects to receive its annual actuarial analysis of the workers’ compensation liability for claims incurred and claims incurred but not yet reported prior to the end of 2004, which could result in an additional adjustment. Partially offsetting the workers’ compensation charge was a $0.6 million gain on the sale of excess real estate. Excluding the effects of these two items, Jevic’s core operating performance was consistent with the prior-year quarter. Jevic’s revenue and yield improvement offset structural cost increases in wages and benefits, including increases in health care costs which were up $1.1 million over the prior year quarter. Jevic implemented a planned wage increase in September 2004. Wage rates averaged 1.8 percent higher in the third quarter of 2004 compared to the third quarter of 2003. The operating ratio at Jevic was 96.6 for the third quarter of 2004 compared to 95.1 for the third quarter of 2003.

For the nine months ended September 30, 2004, Jevic had operating income of $8.3 million and an operating ratio of 96.7 compared to operating income of $6.4 million and an operating ratio of 97.2 for the nine-months ended September 30, 2003. The increase in operating income for the nine-months ended September 30, 2004 over the nine-months ended September 30, 2003 was primarily a result of improved overall freight delivery performance and cost management, while handling higher volumes with improved yield, offset by structural cost increases in wages, workers’ compensation claims and healthcare costs.

Net holding company operating expenses for the third quarter of 2004 resulted in $0.2 million in operating income, a $0.9 million favorable operating income variance from the third quarter of 2003 where holding company operating expenses in excess of costs allocated to the operating companies were $0.7 million. The decrease in net holding company costs was primarily due to $0.9 million lower equity-based compensation charges in the current quarter resulting from both the decline in SCST stock price in the third quarter of 2004 and the decrease in SCST stock’s performance relative to the stock of SCST’s peers. For the nine-month period ended September 30, 2004, holding company expenses in excess of costs allocated to the operating companies were $2.3 million up from $2.2 million in the prior year nine-month period. The increase in year-to-date holding company costs is primarily related to increased professional fees offset by a decrease in equity-based compensation expense.

Other

Substantially all SCST nonoperating expenses represent interest expense and there was no significant change in net interest expense between the quarter or nine-month periods. The consolidated effective tax rate was 40.7 percent in the third quarter of 2004 versus 42.1 percent in the third quarter of 2003. The consolidated effective tax rate was 40.4 percent for the nine-months ended September 30, 2004 versus 41.8 percent for the nine-months ended September 30, 2003. The decrease in year-over-year effective tax rate is primarily due to higher expected pre-tax income in 2004 versus the prior year. The notes to the 2003 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2003 provide an analysis of the income tax provision and the effective tax rate.

Net income was $6.6 million or $0.43 per diluted share in the third quarter of 2004 compared to net income of $5.1 million or $0.34 per diluted share in the third quarter of 2003. Net income was $14.6 million or $0.96 per diluted share in the nine months ended September 30, 2004 compared to $10.4 million or $0.69 per diluted share for the nine months ended September 30, 2003.

Working capital/capital expenditures

The decrease in working capital at September 30, 2004 compared to September 30, 2003 is predominantly due to a lower invested cash balance; higher accounts payable, salary, wage and benefit accruals and higher accident claim accruals, which more than offset an increase in accounts receivable. For the nine months ended September 30, 2004 cash used in investing activities was $51.6 million including $23.5 million for the acquisition of Clark Bros. compared to $32.1 million used in investing activities in 2003. Increases in accounts receivable due to the acquisition and stronger business volumes in the first nine months of 2004 versus the first nine months of 2003 were more than offset by increases in accounts payable, wage and employee benefits accruals and accident claim accruals. The 2004 acquisition of property and equipment is primarily investments in revenue equipment and technology equipment and software.

Outlook

Our business is highly correlated to the general economy, and in particular industrial production. However, in 2003 and through the first nine-months of 2004, we achieved profitability improvement and revenue growth rates above the underlying economic indicators. For the remainder of 2004 and into 2005, we anticipate an improving economy and subsidiary-specific growth initiatives to create continued growth in our existing geography, including the new states gained through the Clark Bros. acquisition. We also expect subsidiary-specific profit improvement initiatives, focused on cost management; productivity and asset utilization will help offset anticipated structural cost increases in wages and healthcare costs. Additionally, we believe an improving economy will provide the opportunity for improved pricing and yield management.

Our continuing priorities include focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2004, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

Financial Condition

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

In connection with the spin-off from our former parent, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST has also entered into an amended $75 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due to Yellow Corporation, now known as Yellow Roadway Corporation, (Yellow). SCST had approximately $120.5 million outstanding under line-of-credit agreements with Yellow immediately prior to the spin-off, of which $113.6 million was repaid to Yellow under the terms of the spin-off. The remaining $6.9 million reduction in the line of credit with Yellow was a capital contribution to SCST from Yellow.

The Company’s long-term debt at September 30, 2004 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average original maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2004, SCST was in compliance with these covenants.

The amended $75 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2006. The availability under the Credit Agreement is limited to SCST’s qualified receivables (as defined in the Credit Agreement). At September 30, 2004, SCST had no borrowings under the Credit Agreement, $41 million in letters of credit outstanding under the Credit Agreement and availability of $34 million based on SCST’s qualified receivables. The letters of credit are primarily in support of self-insured retentions for casualty and workers’ compensation claims. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2004, SCST was in compliance with these covenants.

In addition, SCST has third party borrowings of approximately $16.5 million in subordinated notes and a $6.2 million note to the selling shareholders issued in connection with the Company’s acquisition of Clark Bros.

At September 30, 2004, Yellow has provided on behalf of SCST $2.6 million in outstanding letters of credit and bonds under historical insurance programs, in which Saia participated with other Yellow affiliates. The collateral support by Yellow is expected to remain in place until claims for these prior years are closed. Under the Master Separation and Distribution Agreement entered into in connection with the spin-off, SCST pays Yellow’s actual cost of the collateral through October 2005 after which time it will pay Yellow’s cost plus 100 basis points through October 2007.

Projected net capital expenditures for 2004 are approximately $58 million, an approximately $8 million increase from 2003 net capital expenditures. Approximately $21.7 million of the remaining 2004 capital budget was committed at September 30, 2004. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $58.3 million for the year ended December 31, 2003, which were $8.4 million more than 2003 net capital expenditures. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. However, the Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($23.8 million at September 30, 2004) and availability under its revolving credit facility ($34 million at September 30, 2004). In addition to these sources of liquidity, the Company has $25 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. The February 16, 2004 acquisition of Clark Bros. Transfer, Inc. utilized approximately $24 million in cash and increased outstanding indebtedness by $6.2 million. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2003 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.0 million for 2004 and decreasing for each year thereafter, based on borrowings outstanding at September 30, 2004.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2004 (in millions):

	Payments due by year
	2004	2005	2006	2007	2008	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	—	1.3	6.4	11.4	17.6	86.1	122.8
Operating leases	3.4	12.2	9.1	5.8	3.0	1.9	35.4
Purchase obligations (2)	25.9	20.9	0.5	0.1	0.2	—	47.6

Total contractual obligations	$29.3	$34.4	$16.0	$17.3	$20.8	$88.0	$205.8

(1)	Includes current maturities of long-term debt. See Note 3 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2003.

(2)	Includes commitments of $41.9 million for capital expenditures.

	Amount of commitment expiration by year
	2004	2005	2006	2007	2008	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$34.0	$—	$—	$—	$34.0
Letters of credit	0.3	43.2	—	—	—	—	43.5
Surety bonds	—	3.0	—	—	—	—	3.0

Total commercial commitments	$0.3	$46.2	$34.0	$—	$—	$—	$80.5

Critical Accounting Policies And Estimates

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the current policy year, the Company has a $2.0 million per claim deductible under its auto liability program and $1.0 million per claim deductible under its workers’ compensation program. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, periodic third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs to SCST differ from these assumptions. The estimates are based on assumptions regarding severity of claims, medical cost inflation, as well as specific case facts that can change over time and result in short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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

Forward-Looking Statements

Certain statements in this Report, including those contained in “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; cost and availability of fuel; inclement weather; expansion and integration risks; competitive initiatives and pricing pressures; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

The following table provides information about SCST third-party financial instruments as of September 30, 2004. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2004
	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Fixed rate debt	$—	$1.3	$6.4	$11.4	$11.4	$86.1	$116.6	$125.9
Average interest rate	—	7.00%	7.24%	7.32%	7.33%	7.34%
Variable rate debt	$—	$—	$—	$—	$6.2	$—	$6.2	$6.2
Average interest rate	—	—	—	—	3.25%	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities —

Issuer Purchases of Equity Securities
					(d) Maximum Number (or
	(a) Total			(c) Total Number of	Approximate Dollar
	Number of			Shares (or Units)	Value) of Shares (or
	Shares (or	(b) Average Price		Purchased as Part of	Units) that May Yet be
	Units)	Paid per Share		Publicly Announced	Purchased under the Plans
Period	Purchased	(or Unit)		Plans or Programs	or Programs
July 1, 2004 through July 31, 2004	1,500 (2)	$24.61	(2)	— (1)	— (1)
August 1, 2004 through August 31, 2004	7,430 (3)	20.93	(3)	— (1)	— (1)
September 1, 2004 through September 30, 2004	2,440 (4)	19.00	(4)	— (1)	— (1)

Total	11,370			—	—

(1)	All shares purchased were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of July 1, 2004 through July 31, 2004.

(3)	The SCST Executive Capital Accumulation Plan sold 600 shares of SCST stock on the open market at $24.65 per share during the period of August 1, 2004 through August 31, 2004.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of September 1, 2004 through September 30, 2004.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders — None

Item 5. Other Information — None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

The registrant furnished or filed the following current reports on Form 8-K:

•	Form 8-K dated July 15, 2004, reporting under Item 12, announcing its second quarter results.

•	Form 8-K dated July 16, 2004, reporting under Item 9, a transcript of the conference call to discuss the second quarter earnings of the Corporation.

•	Form 8-K dated August 23, 2004, reporting under Item 7.01, revising the third quarter earnings guidance of the Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: October 29, 2004	/s/ James J. Bellinghausen

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