Form 10-K
period 2004-12-31
SCS TRANSPORTATION INC
filed 2005-02-18
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM to

Commission file number: 0-49983

SCS Transportation, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4435 Main Street, Suite 930
Kansas City, Missouri	64111

(Address of Principal Executive Offices)	(Zip Code)

(816) 960-3664

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Names of each exchange on which registered

Common Stock, par value $.001 per share	The Nasdaq National Market
Preferred Stock Purchase Rights	The Nasdaq National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of the 14,814,083 shares of Common Stock of the registrant held by non-affiliates of the registrant (excluding, for this purpose, shares held by officers, directors or 10 percent stockholders) was $390,943,650 based on the last reported sales price of the Common Stock on June 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter. The number of shares of Common Stock outstanding as of February 16, 2005 was 15,138,507.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 20, 2005 have been incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1. Business

Overview

SCS Transportation, Inc. (SCST or the Company) is a leading transportation company that provides a variety of trucking transportation and supply chain solutions to a broad range of industries, including the retail, chemical and manufacturing industries. Through our operating subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic), we serve a wide variety of customers by offering regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States. None of our approximately 8,900 employees is represented by a union.

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

We operate two business segments, Saia and Jevic. In 2004, Saia generated revenue of $645 million and operating income of $35.8 million. In 2003, Saia generated revenue of $521 million and operating income of $27.7 million. In 2004, Jevic generated revenue of $337 million and operating income of $8.9 million. In 2003, Jevic generated revenue of $307 million and operating income of $9.4 million. Information regarding revenues and operating income of Saia and Jevic are contained in the notes to our audited consolidated financial statements contained in this annual report.

Operating Subsidiaries

Saia Motor Freight Line, Inc.

Founded in 1924, Saia is a leading multi-regional LTL carrier that serves the South, Southwest, Midwest, Pacific Northwest and the West. Saia specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia primarily provides its customers with solutions to handle shipments between 100 and 10,000 pounds, but also provides selected truckload service.

Saia has invested substantially in technology to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia to provide its trademarked Customer Service Indicators ® program, allowing customers to monitor service performance on a wide array of attributes. Customers can access the information via the Internet to help manage their shipments. The Customer Service Indicators® (CSI’s) measure the following: on-time pickup; on-time delivery; claim free shipments; claims settled within 30 days; proof of delivery request turnaround; and invoicing accuracy. The CSI’s provide both Saia and the customer with a report card of overall service levels.

As of December 31, 2004, Saia operated a network comprised of 127 service facilities. In 2004, the average Saia shipment weighs approximately 1,300 pounds and travels an average distance of approximately 575 miles. In March 2001, Saia successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern less-than-truckload carrier serving eleven states with approximately 600 employees. The operations of Clark Bros. were integrated into Saia in May 2004 bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The expanded Saia now serves 30 states. Saia had approximately 6,200 employees at December 31, 2004.

Jevic Transportation, Inc.

Founded in 1981, Jevic is a specialized LTL transportation services provider that also offers selected TL and time-definite services throughout the continental United States and portions of Canada. Jevic specializes in offering its customers standard and customized regional transportation solutions based on its non-traditional Breakbulk-Free® operating model, often eliminating the need to rehandle freight at interim and destination service facilities. In 2004, the average shipment weight is approximately 4,400 pounds, and the average shipment distance is approximately 750 miles. Jevic had approximately 2,700 employees at December 31, 2004.

The Jevic approach offers customers a broad line of LTL, TL and time-definite services that can accommodate a wider range of shipment sizes and trip lengths than traditional regional carriers. Jevic develops integrated solutions for customers designed to lower their overall supply chain costs, which can include direct-to-customer deliveries, multi-shipper order consolidation for their inbound supplies, and express and time-definite deliveries. Approximately half of the Jevic trailers are heated and service customers with freezable products. Jevic is a partner with the American Chemical Council Responsible Care Program and derives over 50 percent of its revenue from chemical and chemical-related sectors.

Industry

According to an American Trucking Associations report, in 2003 the trucking industry accounted for 87 percent of total domestic freight revenue, or $610 billion, and 69 percent of domestic freight volume. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability, shipment integrity and speed than other surface transportation options.

The trucking industry consists of three segments, including private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” groups, TL and LTL, are based on the typical shipment sizes handled by transportation service companies. TL refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds.

SCST is primarily an LTL carrier. The LTL segment accounted for approximately $62 billion of revenue in 2003, or 10 percent of total trucking revenue, according to the American Trucking Associations.

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service facilities and then transported from there to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

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

Over the last several years there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple subgroups, for example a number of companies are focusing on serving regional overnight lanes, as well as serving two- and three-day markets, between adjacent regions.

Saia operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes. Although Jevic focuses on the LTL sector, its non-traditional operating model allows it to provide high quality service across sector boundaries of weight (LTL and TL), distance (regional, interregional and national) and speed (time-definite).

The TL segment is the largest portion of the “for-hire” truck transportation market. In 2003 the TL segment generated approximately $270 billion in revenue or 44 percent of total trucking revenue, according to the American Trucking Associations. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds at one time, making multiple delivery stops.

Because TL carriers do not require an expansive network to provide point-to-point service, the overall cost structure of TL participants is typically low relative to LTL service providers. The segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a TL company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. While Saia does not compete extensively in the TL sector, Jevic derives approximately one-third of its revenues from TL services.

Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment, largely due to the number of transactions and number of customers served on a daily basis. Saia, for example, picks up approximately 21,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment, with a few large national carriers and several large regional carriers.

Business Strategy

Saia has grown over the last decade through a combination of organic growth and the integration in 2001 with WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest, and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004 Saia acquired and integrated Clark Bros., a Midwestern less-than-truckload carrier serving eleven states. Saia has successfully integrated these companies, which had contiguous regional coverage with minimal overlap. Jevic, acquired by Yellow in 1999, was seen as an opportunity to acquire a complementary business that would offer additional growth potential to its more traditional LTL network service.

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

We gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be 15 percent or even higher. This improves margins, asset turnover and return on capital.

We actively monitor opportunities to add service facilities where we have sufficient density and we see potential for future volume growth. Both Saia and Jevic have added modest facility capacity, including Jevic’s expansion to Los

Angeles and capacity expansion in Houston in 2002 and Saia’s 2003 opening of three new service facilities in Colorado and California.

Continue focus on improving operating efficiencies.

Both Saia and Jevic have aggressive management initiatives and ongoing establishment of comprehensive operating best practices focused on continuing to improve operating efficiency. These initiatives help offset a variety of structural cost increases like casualty insurance, wage rates and health care benefits. We believe our companies continue to be well positioned to manage costs and asset utilization and we believe we will continue to see new opportunities for cost savings.

Manage yields and business mix.

This strategy involves managing both the pricing process and the mix of customers, in ways that allow our networks to operate more profitably. While regional pricing remains highly competitive, it has improved in 2004 relative to trends in the previous two years and should continue to benefit if the economy remains strong as management expects.

Expand geographic footprint.

When the time is right, we plan to pursue additional geographic expansion because we believe it promotes earnings growth and improves our customer value proposition. On February 16, 2004, we acquired Clark Bros., a Midwestern less-than-truckload carrier serving eleven states. The operations of Clark Bros. were integrated into Saia in May 2004 bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. This acquisition and the Company’s 2004 capital expenditures were substantially funded from cash and cash flows from operations. Subsequent to year-end, we increased our borrowing availability under our revolving credit facility. This increased capacity allows us to be more opportunistic with growth initiatives.

Management may consider acquisitions from time to time to help expand geographic reach while gaining built-in customer volume. Management believes integration of acquisitions is a core competency and it has developed a repeatable blueprint from its successful experience in 2001 in integrating WestEx and Action Express into Saia and in 2004 in integrating Clark Bros into Saia.

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

Competition

Shippers have an increasingly wide range of choices. We believe that service quality, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.

SCST focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the national and two-day markets and a large number of shorter-haul or regional transportation companies in the two-day and overnight markets. Since 2000, Jevic has faced additional competition in primarily Northeast markets from a recently established company that employs numerous former Jevic employees and that actively solicits business from Jevic customers. SCST also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.

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

Key areas of regulatory activity include:

Department of Homeland Security.

The trucking industry is working closely with government agencies to define and implement improved security processes. The Transportation Security Administration is currently focusing on trailer security, driver identification and border-crossing procedures. These and other measures such as recently revised rules for transportation of hazardous materials could increase the cost of operations and reduce the number of qualified drivers.

Department of Transportation.

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) issued new rules on motor carrier driver hours of service, which limit the maximum number of hours, a driver may be on duty between mandatory off-duty hours. These were implemented in January 2004 and were subsequently vacated by the courts in July 2004. The vacated rules, however, have become the interim rules, pending further study by the FMCSA. The Company’s operations were adjusted to comply with these new (but interim) rules, and were not materially affected. Revisions to these interim rules, including any future requirement for on board recorders, could impact our operations, further tighten the market for qualified drivers, and put additional upward pressure on driver wages.

Environmental Protection Agency.

A significant reduction in emissions is scheduled for 2006 and 2007, which includes both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations have the potential to increase the cost of replacing and maintaining trucks, increase fuel costs, reduce availability of fuel and reduce productivity.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the transportation of hazardous materials and other environmental matters. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. We have established programs designed to monitor and control environmental risks and to comply with all applicable environmental regulations. As part of our safety and risk management program, we periodically perform internal environmental reviews to maintain environmental compliance and avoid environmental risk. We believe that we are currently in substantial compliance with applicable environmental laws and regulations and that the cost of compliance has not materially affected results of operations.

Food and Drug Administration.

As transportation providers of foodstuffs, our companies have had to comply with new rules issued by the Food and Drug Administration to provide security of food and foodstuffs throughout the supply chain. These rules have had no material impact on our operations.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark office, including Saia Guaranteed Select®, Saia Customer Service Indicators®, Jevic’s 100% GuaranteedTM and Jevic’s Breakbulk-Free®. We believe that these service marks and trademarks are important components of our marketing strategy.

Executive Officers of the Registrant

Information regarding executive officers of SCST is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held

Herbert A. Trucksess, III	55	Chairman, President and Chief Executive Officer, SCS Transportation, Inc. Mr. Trucksess was named President and Chief Executive Officer of the Yellow Regional Transportation Group (now SCS Transportation, Inc.) in February 2000. Mr. Trucksess had been Senior Vice President and Chief Financial Officer of Yellow Corporation since June 1994.

Richard D. O’Dell	43	President and Chief Executive Officer, Saia Motor Freight Line, Inc. since November 1999.

Paul J. Karvois	50	President and Chief Executive Officer, Jevic Transportation, Inc. since January 2000, having served as President since March 1997.

James J. Bellinghausen	43	Vice President and Chief Financial Officer of SCS Transportation, Inc. (formerly Yellow Regional Transportation Group) since April 2000. Mr. Bellinghausen joined Yellow Corporation in August 1998 as Director of Corporate Accounting.

John P. Burton	49	Vice President, Marketing and External Affairs, SCS Transportation, Inc. since January 2002 having previously served as Vice President of the Yellow Regional Transportation Group from November 2000 to December 2001. Mr. Burton was at Yellow Freight as Vice President of Channel Marketing beginning in July 1999.

David J. Letke	59	Vice President, Operations and Planning, SCS Transportation, Inc. since October 2002. Mr. Letke served as a consultant to the Yellow Regional Transportation Group from February 2000 through September 2002. From July 1998 until January 2000, Mr. Letke served as President and CEO of Preston Trucking Company.

Stephanie R. Maschmeier	32	Controller, SCS Transportation, Inc. since December 2004. Ms. Maschmeier joined SCS Transportation in July 2002 as corporate financial reporting manager. Prior to joining SCS Transportation, Inc., Ms. Maschmeier had eight years of experience in public accounting with Ernst & Young LLP.

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

Item 2. Properties

SCST is the corporate holding company for Saia and Jevic and has nine employees. SCST leases its corporate office space in Kansas City, Missouri.

Saia is headquartered in Duluth, Georgia. At December 31, 2004 Saia owned 42 service facilities and the Houma, Louisiana general office and leased 85 service facilities, the Duluth, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 33 percent of its service facility locations, these locations account for 51 percent of its door capacity. This follows the Saia strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2004, Saia owned all of its 2,653 tractors and 8,473 trailers.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2004

Location	Own/Lease	Doors

Atlanta, GA	Own	224
Dallas, TX	Own	174
Memphis, TN	Own	124
Houston, TX	Own	108
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Los Angeles, CA	Lease	80
Fontana, CA	Own	75
St. Louis, MO	Lease	73
Chicago, IL	Lease	68
Miami, FL	Own	68
Jacksonville, FL	Own	64
Nashville, TN	Lease	60
Phoenix, AZ	Own	59
Minneapolis, MN	Lease	56
Oklahoma City, OK	Own	55
Denver, CO	Lease	54
Kansas City, MO	Own	52
Tyler, TX	Lease	52
Birmingham, AL	Own	51
Tampa, FL	Own	51

Jevic is headquartered in Delanco, New Jersey and originates shipments primarily east of the Mississippi River, but provides services to customers throughout the continental United States and portions of Canada through ten origination facilities. As of December 31, 2004, Jevic owned all of its 1,273 tractors and 2,644 trailers.

Jevic Facilities at December 31, 2004

Location	Own/Lease	Doors

Delanco, NJ (including corporate office)	Own	108
Chicago, IL	Own	100
Charlotte, NC	Lease	100
Cleveland, OH	Lease	83
Oxford, MA	Own	80
Atlanta, GA	Lease	74
Cincinnati, OH	Lease	72
Newark, NJ	Lease	58
Houston, TX	Lease	50
Los Angeles, CA	Lease	32
Willingboro, NJ (maintenance facility)	Lease	N/A

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Stock Price Information

SCST’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SCST.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2004
First Quarter	$16.73	$23.20
Second Quarter	$20.90	$27.64
Third Quarter	$16.80	$26.63
Fourth Quarter	$17.85	$23.80
Year Ended December 31, 2003
First Quarter	$9.76	$12.64
Second Quarter	$10.15	$13.40
Third Quarter	$12.55	$17.30
Fourth Quarter	$13.49	$18.79

Stockholders

As of January 31, 2005, there were 1,986 holders of record of our common stock.

Dividends

We do not pay a dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

Dividends are prohibited under our current debt agreements, which have been previously filed with the Securities and Exchange Commission and are incorporated by reference herein. However, there are no material restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances. See Note 4 of the accompanying audited consolidated financial statements.

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuances under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	810,635	$5.41	205,092 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	810,635	$5.41	205,092

(1) See Note 9 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. No more than 68,500 of the amount remaining available may be issued in the form of restricted stock under the SCS Transporation, Inc. 2003 Omnibus Incentive Plan.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities —

Issuer Purchases of Equity Securities
(d) Maximum
Number (or
					(c) Total Number		Approximate Dollar
	(a) Total				of Shares (or		Value) of Shares (or
	Number of		(b) Average		Units) Purchased		Units) that May Yet
	Shares (or		Price Paid per		as Part of Publicly		be Purchased under
	Units)		Share (or		Announced Plans		the Plans or
Period	Purchased		Unit)		or Programs		Programs
October 1, 2004 through October 31, 2004	—	(2)	—	(2)	—	(1)	—	(1)
November 1, 2004 through November 30, 2004	—	(3)	—	(3)	—	(1)	—	(1)
December 1, 2004 through December 31, 2004	—	(4)	—	(4)	—	(1)	—	(1)

Total	—				—		—

(1)	No shares were purchased during the fourth quarter of 2004. Any shares purchased would be purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of October 1, 2004 through October 31, 2004.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of November 1, 2004 through November 30, 2004.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of December 1, 2004 through December 31, 2004.

Item 6. Selected Financial Data

The following table shows summary historical financial data of SCST, which includes its wholly owned subsidiaries Saia and Jevic, and has been derived from, and should be read together with, the consolidated financial statements and accompanying notes and in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. The summary financial information may not be indicative of the future performance of SCST.

		Year ended December 31,

	2004	2003	2002	2001	2000
	(In thousands except per share data and percentages)

Statement of operations:
Operating revenue	$982,270	$827,359	$775,436	$771,582	$789,009
Operating income (1)	40,834	32,882	27,230	15,743	21,661
Income before cumulative effect of accounting change	19,259	14,933	12,058	771	1,698
Net income (loss) (2)	19,259	14,933	(63,117)	771	1,698
Diluted earnings per share before cumulative effect of accounting change (3)	1.26	0.99	0.82	0.05	0.12
Diluted earnings (loss) per share (2)(3)	1.26	0.99	(4.30)	0.05	0.12

Other financial data:
Net cash provided by operating activities	54,894	58,270	50,439	68,718	69,521
Net cash used in investing activities (4)	(79,992)	(49,830)	(24,792)	(19,613)	(59,033)
Depreciation and amortization	47,968	44,039	44,920	49,166	48,296

Balance sheet data:
Cash and cash equivalents	7,499	30,870	21,872	1,480	4,922
Net property and equipment	320,612	292,393	287,158	306,041	334,427
Total assets	508,738	464,066	444,343	511,946	551,667
Total debt	122,810	116,510	116,410	128,992	206,884
Total shareholders’ equity	212,542	189,582	174,277	229,649	203,514

Measurements:
Operating ratio (5)	95.8%	96.0%	96.5%	98.0%	97.3%

______________________

(1)	Operating expenses in 2001 and 2000 include integration charges of $6.7 million and $2.7 million, respectively, relating to the integration of WestEx and Action Express into Saia. Operating expenses in 2004 include integration charges of $2.1 million relating to the integration of Clark Bros. into Saia.

(2)	Net loss for the year ended December 31, 2002 includes a non-cash charge of $75.2 million ($5.12 per diluted share) recorded as a cumulative effect of change in accounting principle to reflect the impairment of goodwill at Jevic under new accounting standards adopted January 1, 2002.

(3)	Earnings per share amounts for periods presented prior to the Spin-off are based on 14,565,478 shares of common stock outstanding at the September 30, 2002 Spin-off date.

(4)	Capital expenditures in 2004 include $23.5 million for the acquisition of Clark Bros.

(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company’s business is highly correlated to the industrial economy. The Company is focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is both labor intensive and capital intensive. The Company looks for opportunities to leverage technology, improve safety and achieve better asset utilization (primarily tractors and trailers) to improve cost and productivity. The Company grew year over year revenue by 19 percent in 2004 and a substantial portion of the increase is attributable to the Company’s February 2004 acquisition of Clark Bros. Transfer, Inc. (Clark Bros.). On a pro forma basis including Clark Bros. in the prior year comparison, year over year revenue increased 10.8 percent. This revenue growth was primarily attributable to the Company’s improvement in yield (revenue per hundred weight) and growth in less-than-truckload (LTL) tonnage which management believes reflects market share gains due to various sales initiatives. While the LTL pricing environment remained competitive, the Company had meaningful improvement during the second half of 2004 in LTL revenue per hundredweight, one measure of yield.

Results in 2004 include $2.1 million in pre-tax integration costs associated with the acquisition of Clark Bros.; $4.4 million pre-tax increase in the actuarially estimated liability for prior-years workers’ compensation claims at Jevic and $3.1 million of pre-tax gains on the sale of property and equipment. Despite the net cost of these items as well as other structural cost increases, incremental margins from increased tonnage volume, yield improvement along with cost and productivity gains realized in 2004, resulted in a 24 percent increase in operating income. The Company’s operating ratio (operating expenses divided by operating revenue) improved year over year by 20 basis points to 95.8 percent in 2004.

The Company generated cash flows from operations of $54.9 million in 2004. The Company funded substantially all of its Clark Bros. acquisition and $56.4 million in net property and equipment additions from cash flow from operations and existing cash balances. The Company’s outstanding indebtedness increased $6.2 million as a result of the Clark Bros. acquisition. The Company improved its debt to total capital ratio to 36.6 percent at December 31, 2004 and had $34 million of availability under its revolving credit facility at December 31, 2004. The Company also improved its financial capacity to pursue opportunistic growth strategies by amending its credit facility on January 31, 2005, increasing its revolving credit facility by $35 million to $110 million and extending its maturity until 2008.

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

SCST is a leading transportation company providing regional and interregional LTL and selected national LTL, truckload (TL) and time-definite service solutions to more than 87,000 customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey. On September 30, 2002, Yellow Corporation (Yellow) completed a tax-free distribution to its shareholders of 100 percent of the outstanding common stock of SCST (the Spin-off).

Our business is highly correlated to the industrial economy and is impacted by a number of other external factors including the price and availability of fuel, equipment, real estate and drivers, weather and government regulation. The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, claims and insurance expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the years ended December 31, 2004, 2003 and 2002
(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2004	2003	2002	‘04 v. ‘03	‘03 v. ‘02
Operating Revenue	$982,270	$827,359	$775,436	18.7%	6.7%
Operating Expenses:
Salaries, wages and employees’ benefits	549,511	465,714	439,590	18.0	5.9
Purchased transportation	92,099	81,551	77,885	12.9	4.7
Depreciation and amortization	47,968	44,039	44,920	8.9	(2.0)
Other operating expenses	251,858	203,173	185,811	24.0	9.3
Operating Income	40,834	32,882	27,230	24.2	20.8
Nonoperating Expenses	9,423	8,970	6,271	5.1	43.0
Operating Ratio	95.8%	96.0%	96.5%	(0.2)	(0.5)
Working Capital	54,066	65,638	54,928	(17.6)	19.5
Cash Flow from Operations	54,894	58,270	50,439	(5.8)	15.5
Net Capital Expenditures	79,992	49,830	24,792	60.5	101.0
Operating Statistics:
LTL Tonnage
Saia	2,909	2,422	2,319	20.1	4.4
Jevic	1,066	1,053	995	0.9	5.8
Total Tonnage
Saia	3,526	2,977	2,861	18.4	4.0
Jevic	2,283	2,209	2,235	3.0	(1.2)
LTL Shipments
Saia	5,290	4,504	4,356	17.5	3.4
Jevic	886	877	833	0.7	5.3
Total Shipments
Saia	5,372	4,575	4,423	17.4	3.4
Jevic	1,030	1,012	971	1.3	4.3
LTL Revenue Per Hundredweight
Excluding Fuel Surcharge
Saia	9.64	9.54	9.52	1.1	0.2
Jevic	9.59	9.19	9.09	4.4	1.0
Total Revenue Per Hundred weight
Excluding Fuel Surcharge
Saia	8.63	8.44	8.40	2.3	0.5
Jevic	6.67	6.44	6.15	3.5	4.8

Year ended December 31, 2004 vs. year ended December 31, 2003

Revenue and volume

Consolidated revenue increased 18.7 percent to $982.3 million as a result of improved pricing and increased volumes as both shipments and LTL tonnage were up over the prior year. Volume gains were attributable to improved economic conditions, company specific initiatives and the February 16, 2004 acquisition of Clark Bros., which was subsequently merged into Saia on May 1, 2004. On a pro forma basis, including Clark Bros. revenue in the prior-year comparison, consolidated revenues were up 10.8 percent. Fuel surcharge revenue, which was 5.9 percent of total revenue in 2004, was up significantly from 2003 when fuel surcharge revenue was 3.6 percent of total revenue and is intended to reduce the Company’s exposure to rising diesel prices.

Saia had operating revenue of $645.4 million in 2004, an increase of 24.0 percent over 2003 operating revenue of $520.7 million. Saia’s operating revenue excluding fuel surcharge was $607.8 million in 2004, up 21.0 percent from $502.3 million in 2003. On a pro forma basis, including Clark Bros. revenue in the prior-year comparison, Saia revenue was up 11.4 percent over 2003. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 1.1 percent to $9.64 per hundredweight for 2004. Saia experienced stronger price increases in the second half of 2004. Saia LTL tonnage was up 20.1 percent to 2.9 million tons and LTL shipments were up 17.5 percent to 5.3 million shipments. On a pro forma basis including Clark Bros. in the prior year comparisons, LTL tonnage was up 6.7 percent and LTL shipments were up 3.0 percent. Yield improvement during the second half of 2004 is attributable to a better pricing environment that allowed Saia to achieve better contract renewal rates with customers than in the past two years. However, pricing remains competitive in regional markets. Management believes that Saia continues to grow volume by providing high quality service for its customers and from sales initiatives in specific market segments. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On June 1, 2004, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Jevic had operating revenue of $336.9 million in 2004, a 9.8 percent increase over $306.7 million in 2003. Jevic’s operating revenue excluding fuel surcharge was $316.7 million in 2004, up 7.2 percent from $295.5 million in 2003. Jevic total revenue per hundredweight excluding fuel surcharge increased 3.5 percent to $6.67 per hundredweight, tonnage was up 3.0 percent to 2.3 million tons and shipments were up 1.3 percent to 1.0 million shipments. Jevic’s revenue increase is due to increased truckload volume, improved yields and increased brokerage revenue. The increase in yield is primarily a result of an improved pricing environment for both LTL and truckload business. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 21, 2004, Jevic implemented a 6.0 percent general rate increase on LTL business and a 5.0 percent increase on truckload business for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

The 24.2 percent increase in consolidated operating income reflects higher margin contribution on year over year volume increases; yield improvement and cost and productivity improvements partially offset by structural cost increases. Operating income in 2004 also includes $2.1 million in integration charges at Saia related to the Clark Bros. acquisition and $4.4 million in charges at Jevic to reflect actuarially estimated increases in the workers’ compensation liability related to claims in prior years. Operating income in 2004 benefited from net operating gains of $2.5 million from the sale of revenue equipment and gains of $0.6 million from the sale of one real estate facility. The 2004 operating ratio (operating expenses divided by operating revenue) was 95.8 compared to 96.0 in 2003. Excluding the integration charges, workers’ compensation charges and property gains described above, the consolidated operating ratio in 2004 was 95.5. In February 2004 Saia acquired Clark Bros., a Midwestern less than truckload operation serving 11 states. During the first half of the year, Saia recorded $2.1 million in charges related to the May 2004 integration of this company into Saia. During the third quarter, Saia incurred additional costs to enhance its service primarily in new geography resulting from the first quarter acquisition of Clark Bros. Also in the third quarter and in the fourth quarter Jevic recorded $6.0 million in higher than anticipated workers’ compensation expense based on the results of an actuarial valuation of their workers’ compensation liability completed in the fourth quarter 2004. Approximately $4.4 million related to increases in the liability for claims from prior years and the remaining $1.6 million represented an increase in estimated 2004 claims expense. Both Saia and Jevic continued initiatives to improve productivity and control variable costs as monthly volumes fluctuated. These costs and productivity initiatives were partially offset by structural cost increases in wage rates, purchased transportation, healthcare costs and other operating expenses. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $25.1 million of the increase in operating expenses and supplies. These fuel price increases were more than offset by increased revenues from the fuel surcharge program.

Saia had operating income of $35.8 million in 2004, compared to $27.7 million in 2003. The operating ratio at Saia was 94.4 in 2004 compared to 94.7 in 2003. Saia’s operating ratio was 94.1 excluding the $2.1 million integration charge in 2004. Saia improved its operating income through yield improvement, increased volume due in part to the Clark Bros. acquisition and continued strong cost controls. The higher volumes, improved yields and cost controls allowed Saia to leverage its fixed cost network and offset higher healthcare costs, higher cargo and bodily injury and property damage claims costs, a general wage increase in August 2004 and other wage adjustments during the year. As of the fourth quarter of 2004, Saia’s wage rates were 3.4 percent higher than the fourth quarter of 2003.

Jevic operating income was $8.9 million in 2004, versus $9.4 million in 2003. Jevic’s 2004 results were negatively impacted by workers’ compensation expense, which was $7.4 million higher than in the prior year. Based on the results of an actuarial valuation completed in the fourth quarter 2004, approximately $4.4 million was recorded related to increases in the liability for claims from prior years. Jevic recorded operating gains of $2.1 million from the sale of revenue equipment and real estate in 2004 compared to a $0.3 million operating loss on such sales in 2003. Excluding these items, Jevic’s volume and yield improvement offset other cost increases in salaries and wages, healthcare and purchased transportation in 2004 and Jevic’s core operating performance was slightly improved over the prior year. However, in 2004, Jevic’s service execution was not as consistent, in part due to a number of external factors including changes in Hours of Service regulations, which hurt both productivity and profitability. The operating ratio at Jevic was 97.4 in 2004, including the higher workers’ compensation expense discussed above, compared to 96.9 in 2003. Jevic implemented planned wage increases in September 2004. As of the fourth quarter 2004, Jevic’s wage rates were approximately 3.3 percent higher than the fourth quarter of 2003.

Holding company operating expenses for 2004 were $3.9 million in excess of costs allocated to the operating companies compared to $4.3 million in 2003. Holding company costs in 2003 included, $1.1 million related to reserve increases on casualty claims incurred prior to our September 2002 Spin-off, and had been subject to a deductible buy-down program with our former parent. Holding costs in 2004 reflected $1.1 million in higher professional fees related to the Company’s compliance with requirements under the Sarbanes-Oxley Act.

Other

Substantially all SCST nonoperating expenses represent interest expense. The 3.0 percent increase in interest cost is a result of the $6.2 million seller note issued in connection with the Company’s February 2004 acquisition of Clark Bros. and a $4.8 million increase in letters of credit. The Company’s capital structure consists predominantly of longer-term, fixed rate instruments. The consolidated effective tax rate was 38.7 percent in 2004 compared to 37.6 percent in 2003. The 2004 effective tax rate included approximately $0.6 million in tax benefit related to the favorable settlement of various tax issues. The 2003 effective tax rate was lower due to the tax benefit for previously unrecognized state operating loss carryforwards of $1.0 million, due to changes in state tax laws enacted in 2003. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

The decrease in working capital is predominantly the result of lower year over year invested cash balances resulting from capital expenditures which included the February 2004 Clark Bros. acquisition and higher accounts payable and year end wage and benefit accruals partially offset by an increase in accounts receivable and prepaid expenses. The increase in accounts receivable reflects the higher revenues in December 2004 versus December 2003. The 2004 net capital investments include $23.5 million for the February 2004 acquisition of Clark Bros., approximately $8.9 million investment in real estate and $47.6 million for replacement of revenue equipment and investment in technology equipment and software.

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

Approximately 70 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On June 9, 2003, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

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

Working capital/capital expenditures

The change in working capital is predominantly the result of a higher invested cash balance and increases in accounts receivable, due to higher revenues in December 2003 versus December 2002, offset by increases in wage and employee benefits accruals, primarily related to increased accruals for profit sharing and vacation. Restrictions on prepayment of long-term fixed rate debt resulted in a higher cash and cash equivalent balance from operations in 2003. The 2003 capital investments primarily represent replacement of revenue equipment and investment in technology equipment and software.

Outlook

In 2004 we achieved both revenue growth and profitability improvement, while positioning our Company for future growth potential. The February 2004 acquisition of Clark Bros. expanded Saia’s geography from 21 to 30 states and provides opportunities for greater density within their network in both the old and new Saia territories. Also in 2004, both Saia and Jevic capitalized on the stronger economy and improved pricing and yield management. Our business remains highly correlated to the general economy, and in particular industrial production. For 2005, we anticipate improved profitability due to anticipated favorable economic conditions on continued growth in our existing geography and subsidiary-specific profit improvement initiatives. These initiatives include yield improvement, gains in cost management, productivity and asset utilization that collectively will help offset anticipated structural cost increases in wages, healthcare costs and other expense categories.

Our priorities in 2005 have not changed from 2004 and include a continued focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Actual results for 2005 will depend upon a number of factors, including the continued strength of the economy, our ability to match capacity with shifting volume levels, competitive pricing pressures, cost and availability of drivers and purchased transportation, insurance claims and regulatory changes.

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

In connection with the Spin-off, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. SCST also entered into a $50 million (amended November 2003 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow discussed below. SCST had approximately $120.5 million outstanding under line-of-credit agreements with Yellow immediately prior to the Spin-off, of which

$113.6 million was repaid to Yellow under the terms of the Spin-off. The remaining $6.9 million reduction in the line-of-credit with Yellow was a capital contribution to SCST from Yellow.

The Company’s long-term debt at December 31, 2004 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2004, SCST was in compliance with these covenants. In addition, SCST has third party borrowings of approximately $16.6 million in subordinated notes and $6.2 million in seller notes.

On January 31, 2005, the Credit Agreement was amended to increase availability from $75 million to $110 million to increase the Company’s capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims and achieve greater flexibility for potential future acquisitions. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At December 31, 2004, SCST had no borrowings under the Credit Agreement, $41 million in letters of credit outstanding under the Credit Agreement and availability of $34 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2004, SCST was in compliance with these covenants.

At December 31, 2004 Yellow provided guarantees on behalf of SCST primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, SCST pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At December 31, 2004, the portion of collateral allocated by Yellow to SCST in support of these claims was $2.6 million.

Projected net capital expenditures for 2005 are approximately $60 million plus up to an additional $25 million for several strategic real estate opportunities within Saia’s existing network. Including these capital expenditures for real estate in 2005, this represents an approximately $29 million increase from 2004 net capital expenditures for property and equipment. Approximately $27.9 million of the 2005 capital budget was committed at December 31, 2004. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $54.9 million for the year ended December 31, 2004, which were $1.5 million less than 2004 net capital expenditures for acquisition of property and equipment. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, the February 16, 2004 acquisition of Clark Bros. utilized approximately $23.5 million in cash and increased outstanding indebtedness by $6.2 million. However, the Company has adequate sources of capital to meet short-term liquidity needs through its cash ($7.5 million at December 31, 2004) and availability under its revolving credit facility ($34.0 million at December 31, 2004 and increased by $35 million on January 31, 2005). In addition to these sources of liquidity, the Company has $25 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. The February 16, 2004 acquisition of Clark Bros. Transfer, Inc. utilized approximately $25 million in cash. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

Actual net capital expenditures are summarized in the following table (in millions):

	Year ended
	2004	2003	2002
Land and structures:
Additions	$11.7	$1.3	$6.7
Sales	(2.8)	(0.4)	(1.8)
Revenue equipment, net	40.3	42.5	12.6
Technology and other	7.3	6.4	7.3

	56.5	49.8	24.8
Clark Bros. acquisition	23.5	—	—

Total	$80.0	$49.8	$24.8

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited consolidated financial statements included in this Form 10-K, and in “Contractual Cash Obligations” table below. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.5 million for 2005 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2004.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2004 (in millions):

	Payments due by year
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	1.3	6.4	11.4	17.6	18.9	67.2	122.8
Operating leases	13.0	9.7	6.2	3.4	1.4	0.9	34.6
Purchase obligations (2)	33.0	0.2	0.1	0.2	—	—	33.5

Total contractual obligations	$47.3	$16.3	$17.7	$21.2	$20.3	$68.1	$190.9

(1)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes commitments of $27.9 million for capital expenditures.

	Amount of commitment expiration by year
	2005	2006	2007	2008	2009	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$34.0	$—	$—	$—	$—	$34.0
Letters of credit	41.7	1.8	—	—	—	—	43.5
Surety bonds	3.0	—	—	—	—	—	3.0

Total commercial commitments	$44.7	$35.8	$—	$—	$—	$—	$80.5

Critical Accounting Policies And Estimates

SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:

•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For only the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are continuously evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition in 2004, SCST allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, SCST assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements that have three-year performance periods. The criteria for awards are SCST’s total shareholder return versus a peer group of companies over the performance period. The Company accrues for plan expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted.

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

Forward-Looking Statements

Certain statements in this Form 10-K, including those contained in Item 1 and Item 7 “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-K. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers, fuel, purchased transportation and operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; integration risks; competitive initiatives and pricing pressures; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Report on Internal Control Over Financial Reporting

The management of SCS Transportation, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, KPMG LLP, have issued an audit report on our assessment of the Company’s internal control over financial reporting, which appears on page 27 of this Form 10-K.

Herbert A. Trucksess, III	Chairman, President and Chief Executive Officer

James J. Bellinghausen	Vice President and Chief Financial Officer (Principal Financial Officer)

Stephanie R. Maschmeier	Controller (Principal Accounting Officer)

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

The following table provides information about SCST third-party financial instruments as of December 31, 2004 with comparative information for December 31, 2003. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2004		2003
	2005	2006	2007	2008	2009	There-after	Total	Fair Value	Total	Fair Value
Fixed rate debt	$1.3	$6.4	$11.4	$11.4	$18.9	$67.2	$116.6	$126.2	$116.5	$127.6
Average interest rate	7.00%	7.24%	7.32%	7.33%	7.34%	7.34%
Variable rate debt	$—	$—	$—	$6.2	$—	$—	$6.2	$6.2	$—	$—
Average interest rate	—	—	—	3.25%	—	—

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SCS Transportation, Inc.:

We have audited the accompanying consolidated balance sheets of SCS Transportation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCS Transportation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SCS Transportation, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Kansas City, Missouri
February 17, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SCS Transportation, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SCS Transportation, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCS Transportation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SCS Transportation, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, SCS Transportation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCS Transportation, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 17, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Kansas City, Missouri
February 17, 2005

SCS Transportation, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except share data)

	2004	2003
Assets

Current Assets:
Cash and cash equivalents	$7,499	$30,870
Accounts receivable, less allowance of $4,598 and $5,118 in 2004 and 2003, respectively	110,044	93,283
Prepaid expenses	13,628	10,824
Income tax receivable	6,592	—
Deferred income taxes	10,723	15,714
Other current assets	4,778	3,823

Total current assets	153,264	154,514
Property and Equipment, at cost	569,526	519,715
Less-accumulated depreciation	248,914	227,322

Net property and equipment	320,612	292,393
Goodwill, net	30,841	14,796
Other Identifiable Intangibles, net	2,398	624
Other Noncurrent Assets	1,623	1,739

Total assets	$508,738	$464,066

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding	$7,361	$7,844
Accounts payable	25,832	19,701
Wages, vacations and employees’ benefits	35,761	30,779
Claims and insurance accruals	16,045	10,757
Accrued liabilities	12,936	19,795
Current portion of long-term debt	1,263	—

Total current liabilities	99,198	88,876

Other Liabilities:
Long-term debt	121,547	116,510
Deferred income taxes	57,662	50,623
Claims, insurance and other	17,789	18,475

Total other liabilities	196,998	185,608

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,096,087 and 14,776,160 shares issued and outstanding in 2004 and 2003, respectively	15	15
Additional paid-in-capital	205,800	201,743
Deferred compensation trust, 76,947 and 63,617 shares of common stock at cost in 2004 and 2003, respectively	(1,116)	(760)
Retained earnings (deficit)	7,843	(11,416)

Total shareholders’ equity	212,542	189,582

Total liabilities and shareholders’ equity	$508,738	$464,066

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Consolidated Statements of Operations
For the years ended December 31, 2004, 2003 and 2002
(in thousands, except share data)

	2004	2003	2002
Operating Revenue	$982,270	$827,359	$775,436

Operating Expenses:
Salaries, wages and employees’ benefits	549,511	465,714	439,590
Purchased transportation	92,099	81,551	77,885
Operating expenses and supplies	187,096	145,363	131,681
Operating taxes and licenses	38,017	32,431	30,754
Claims and insurance	27,758	25,391	22,781
Depreciation and amortization	47,968	44,039	44,920
Operating (gains) and losses	(3,067)	(12)	595
Integration charges	2,054	—	—

Total operating expenses	941,436	794,477	748,206

Operating Income	40,834	32,882	27,230
Nonoperating Expenses:
Interest expense	9,735	9,460	6,192
Interest income	(139)	(217)	(23)
Other, net	(173)	(273)	102

Nonoperating expenses, net	9,423	8,970	6,271

Income Before Income Taxes and Cumulative Effect of Accounting Change	31,411	23,912	20,959
Income Tax Provision	12,152	8,979	8,901

Income Before Cumulative Effect of Accounting Change	19,259	14,933	12,058
Cumulative Effect of Change in Accounting for Goodwill	—	—	(75,175)

Net Income (Loss)	$19,259	$14,933	$(63,117)

Average common shares outstanding – basic	14,858	14,687	14,585

Average common shares outstanding – diluted	15,312	15,129	14,671

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$1.30	$1.02	$0.83
Cumulative effect of change in accounting for goodwill	—	—	(5.16)

Net income (loss)	$1.30	$1.02	$(4.33)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$1.26	$0.99	$0.82
Cumulative effect of change in accounting for goodwill	—	—	(5.12)

Net income (loss)	$1.26	$0.99	$(4.30)

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2004, 2003 and 2002
(in thousands)

					Former
		Additional	Deferred	Retained	Parent
	Common	Paid-in	Compensation	Earnings	Company
	Stock	Capital	Trust	(Deficit)	Equity	Total
Balance at December 31, 2001	$—	$—	$—	$—	$229,649	$229,649
Equity contribution by former Parent	—	—	—	—	6,936	6,936
Stock distribution by former Parent	15	200,133	—	36,437	(236,585)	—
Exercise of stock options, including tax benefits of $87	—	478	—	—	—	478
Net loss	—	—	—	(63,117)	—	(63,117)
Accumulated other comprehensive income	—	—	—	331	—	331

Total comprehensive loss						(62,786)

Balance at December 31, 2002	15	200,611	—	(26,349)	—	174,277

Shares issued for director compensation	—	89	—	—	—	89
Stock compensation for director options	—	143	—	—	—	143
Exercise of stock options, including tax benefits of $342	—	900	—	—	—	900
Purchase of shares by deferred compensation trust	—	—	(760)	—	—	(760)
Net income	—	—	—	14,933	—	14,933

Balance at December 31, 2003	15	201,743	(760)	(11,416)	—	189,582

Shares issued for director compensation	—	25	—	—	—	25
Stock compensation for director options	—	153	—	—	—	153
Exercise of stock options, including tax benefits of $2,084	—	3,811	—	—	—	3,811
Purchase of shares by deferred compensation trust	—	—	(446)	—	—	(446)
Sale of shares by deferred compensation trust	—	68	90	—	—	158
Net income	—	—	—	19,259	—	19,259

Balance at December 31, 2004	$15	$205,800	$(1,116)	$7,843	$—	$212,542

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the years ended December 31, 2004, 2003 and 2002
(in thousands)

	2004	2003	2002
Operating Activities:
Net income (loss)	$19,259	$14,933	$(63,117)
Noncash items included in net income:
Cumulative effect of change in accounting for goodwill	—	—	75,175
Depreciation and amortization	47,968	44,039	44,920
Provision for doubtful accounts	1,998	2,051	3,924
Deferred income taxes	11,354	384	(3,918)
(Gain) losses from property disposals, net	(3,067)	(12)	595
Stock based compensation for directors	178	232	—
Changes in assets and liabilities, net:
Accounts receivable	(12,289)	(7,707)	(6,903)
Accounts payable and checks outstanding	1,483	3,286	(6,084)
Other working capital items	(10,964)	(1,481)	968
Claims, insurance and other	(686)	3,467	6,649
Other, net	(340)	(922)	(1,770)

Net cash from operating activities	54,894	58,270	50,439

Investing Activities:
Acquisition of property and equipment	(67,113)	(55,548)	(33,101)
Proceeds from disposal of property and equipment	10,670	5,718	8,309
Acquisition of subsidiary, net of cash received	(23,549)	—	—

Net cash used in investing activities	(79,992)	(49,830)	(24,792)

Financing Activities:
Proceeds from the issuance of long-term debt	—	—	110,820
Repayment of long-term debt	—	—	(33,245)
Stock option exercises	1,727	558	391
Net change in notes to former Parent	—	—	(83,221)

Net cash provided by (used in) financing activities	1,727	558	(5,255)

Net Increase (Decrease) in Cash and Cash Equivalents	(23,371)	8,998	20,392
Cash and cash equivalents, beginning of year	30,870	21,872	1,480

Cash and cash equivalents, end of year	$7,499	$30,870	$21,872

Noncash Transactions:
Issuance of note to seller in acquisition	$6,200	$—	$—
Decrease in notes to former Parent	—	—	(6,936)
Equity contribution by former Parent	—	—	6,936

Supplemental Cash Flow Information:
Income taxes paid, net	9,745	12,470	12,155
Interest paid	9,533	9,428	6,017

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2004, 2003 and 2002

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

•	Saia Motor Freight Line, Inc. (Saia) is a multi-regional LTL carrier providing overnight, second-day and selective longer haul delivery in 30 states across the South, Southwest, West, Midwest and Pacific Northwest United States. Saia employs approximately 6,200 employees and is headquartered in Duluth, Georgia. The consolidated financial statements include the financial position and results of operations of Clark Bros. Transfer, Inc. (Clark Bros.) since its acquisition date of February 16, 2004. The Company merged Clark Bros. into Saia and integrated operations in May 2004 (See Note 2).

•	Jevic Transportation, Inc. (Jevic) is a hybrid LTL and TL carrier providing regional, interregional and time-definite delivery across the continental United States and portions of Canada. Jevic employs approximately 2,700 employees and is headquartered in Delanco, New Jersey.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of SCST and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Spin-off

On September 30, 2002, Yellow Corporation (Yellow or former Parent) completed the spin-off of its 100 percent interest in SCST to Yellow shareholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. SCST common stock is listed on the NASDAQ under the symbol ”SCST”. SCST paid $113.6 million due in satisfaction of intercompany indebtedness to Yellow. In addition, SCST assumed $16.4 million in subordinated notes to comprise the $130 million dividend due Yellow under the Master Separation and Distribution Agreement. The remaining $6.9 million reduction in the intercompany indebtedness to Yellow was a capital contribution from Yellow to SCST at the separation date. Immediately prior to the distribution, SCST and Yellow entered into the Master Separation and Distribution Agreement and the Tax Indemnification and Allocation Agreement to define their ongoing relationship after the distribution, the allocation of tax, employee benefits (including the adjustment of certain stock options outstanding under Yellow stock option plans), the satisfaction of intercompany debt and certain other liabilities and obligations arising from periods prior to the distribution date. SCST shares were distributed to Yellow shareholders on the basis of one SCST share for every two Yellow shares held on the record date of September 3, 2002. The total number of SCST shares distributed was 14,565,478. At the Spin-off, SCST’s assets and liabilities have been presented at historical cost. Substantially all transaction costs associated with the Spin-off (including legal, accounting, investment banking and certain financing costs) were paid for by the former Parent under the terms of the Master Separation and Distribution Agreement.

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

Fuel: Fuel is carried at average cost. To mitigate the Company’s risk to rising fuel prices, the Company’s operating subsidiaries each have implemented fuel surcharge programs and considered effects of these fuel surcharge programs in customer pricing negotiations. Since the amount of fuel surcharge billed to customers is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

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

Property and Equipment Including Repairs and Maintenance: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	3 to 10
Trailers	10 to 14
Other revenue equipment	3 to 14
Technology equipment and software	3 to 8
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2004	2003
Land	$31,770	$23,534
Structures	91,930	86,134
Tractors	202,651	186,087
Trailers	149,367	134,748
Other Revenue equipment	22,267	21,440
Technology equipment and software	38,531	39,251
Other	33,010	28,521

Total property and equipment, at cost	$569,526	$519,715

Maintenance and repairs are charged to operations currently; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.

Goodwill: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Since adoption of Statement of Financial Accounting Standards No. (“SFAS”) 142, “Goodwill and Other Intangible Assets” in January 2002, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment based on fair value. Accumulated amortization of goodwill was $7.4 million at December 31, 2004 and 2003. See also Note 6.

Computer Software Developed or Obtained for Internal Use: The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2004, 2003 and 2002, the Company capitalized $1.1 million, $1.2 million, and $1.7 million, respectively, of primarily payroll-related costs.

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

Risk retention amounts per occurrence during the three years ended December 31, 2004, were as follows:

Workers’ compensation	$500,000 to 1,000,000
Bodily injury and property damage	1,000,000 to 2,000,000
Employee medical and hospitalization	250,000
Cargo loss and damage	250,000

For the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program. The retention increased to $2,000,000 per claim beginning in March 2004.

The former Parent provided an intermediate layer of self-insurance behind the specific retention levels for bodily injury and property damage claims for the Company up to $1.0 million per occurrence through September 30, 2002. The Company was assessed a premium from the former Parent. Premiums paid to the former Parent under these insurance arrangements were $0.9 million in 2002. Included in the consolidated financial statements are costs incurred by the former Parent in excess of premiums received from the Company for the intermediate layer of self-insurance described above. The additional pretax costs were $1.2 million in 2002. The Company assumed all open self-insurance claims of its operating subsidiaries from the former Parent in connection with the Spin-off.

Revenue Recognition: Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.

Stock-Based Compensation: For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation”. Accordingly, no stock-based compensation expense related to stock option awards was recorded in the year ended December 31, 2002.

Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. Under SFAS No. 123 the Company recognizes stock option expense prospectively for all stock awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted.

In connection with the Spin-off effective October 1, 2002, all former Parent company stock options issued and outstanding to employees of SCST were replaced with SCST stock options with equivalent vesting, contract terms and an intrinsic value identical to the value of the former parent company options being replaced.

The following table illustrates the effect on net income and earnings per share during the years ended December 31, 2004, 2003 and 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data):

	2004	2003	2002
Net income (loss), as reported	$19,259	$14,933	$(63,117)
Add: Stock-based compensation expense included in reported net income, net of tax	95	88	—
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(252)	(1,059)	(2,411)
Pro forma net income (loss)	$19,102	$13,962	$(65,528)

Earnings (loss) per share:
As reported – Basic earnings (loss) per share	$1.30	$1.02	$(4.33)

Pro forma – Basic earnings (loss) per share	$1.29	$0.95	$(4.49)

As reported – Diluted earnings (loss) per share	$1.26	$0.99	$(4.30)

Pro forma – Diluted earnings (loss) per share	$1.25	$0.92	$(4.47)

Credit Risk: The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 3.5 percent of consolidated revenue. Allowances for potential credit losses are based on historical experience, current economic environment, expected trends and customer specific factors.

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

Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense were $2.1 million, $1.9 million and $1.7 million in 2004, 2003 and 2002, respectively.

Reclassifications: Certain inconsequential reclassifications have been made to the prior year consolidated financial statements to conform with current presentation.

New Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payments, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123(R) using the modified-prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on July 1, 2005. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there should be no additional compensation costs to be recognized for previously granted awards. Additionally, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.1 million, $0.3 million, and $0.1 million in 2004, 2003 and 2002, respectively.

2. Acquisition

On February 16, 2004, the Company acquired all of the outstanding common stock of Clark Bros., a Midwestern less-than-truckload carrier operating in eleven states with revenue of approximately $66 million in fiscal year 2003. Clark Bros. was merged and its operations integrated into Saia in May 2004, bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The results of operations of Clark Bros. are included in the consolidated results of the Company since the mid-February acquisition date. The total consideration of $30.8 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and approximately $3.1 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note payable in 2008 with a variable rate of interest, adjusted semi-annually, to prime less 1.25% reset semiannually in February and August (3.25% at December 31, 2004). The Company has the right of set off against amounts payable under the seller note payable for any claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust.

The purchase price of Clark Bros. has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Accounts receivable	$7,384
Other current assets	1,964
Property & equipment	14,323
Acquired intangible assets:
Covenants not-to-compete (useful life of 4 years)	750
Customer relationships (useful life of 6 years)	1,700
Goodwill	16,045
Current liabilities	(11,373)

Total allocation of purchase price	$30,793

The total amount of purchase price allocated to goodwill is expected to be deductible for tax purposes.

Integration charges totaling $2.1 million were expensed in the year ended December 31, 2004. These integration charges consist of employee retention and stay bonuses, communications, re-logoing the fleet of Clark Bros., technology integration and other miscellaneous items. The Company does not anticipate any additional significant integration charges. In addition, at the date of acquisition, the Company accrued and capitalized approximately $1.1 million in exit costs as part of the purchase allocation for employee severance and lease costs associated with the elimination of duplicate facilities. At December 31, 2004, total remaining accrued exit costs were $0.4 million with changes during the year related to payments of these liabilities. These accrued exit costs are anticipated to be fully paid by April 2006.

The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2003. The year ended December 31, 2004 includes $2.1 million of integration charges that were not included in the year ended December 31, 2003. In addition to the historical results of Clark Bros., the pro forma information includes primarily adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

	Year Ended	Year Ended
	December 31, 2004	December 31, 2003
Pro forma revenue	$990,366	$893,805
Pro forma net income	19,000	16,858
Pro forma diluted earnings per share	1.24	1.11

3. Related-Party Transactions

Prior to September 30, 2002, the former Parent provided services including legal, tax, internal audit, insurance administration, treasury and management for which the Company was assessed a management fee. The management fee consisted of direct charges incurred on behalf of the subsidiaries and an allocation of corporate services costs based on each subsidiary’s revenue. The management fee was $1.7 million in 2002. The Company had working capital line-of-credit agreements with the former Parent totaling $225 million through September 30, 2002. These line-of-credit agreements had interest cost of 50 basis points over the LIBOR rate, adjusted quarterly.

Subsequent to the Spin-off the former Parent continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit and bonds the former Parent must maintain for these insurance programs. The former Parent allocated $2.6 million and $5.6 million of letters of credit and surety bonds at December 31, 2004 and December 31, 2003, respectively, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost through October 1, 2004 and cost plus 100 basis points thereafter through 2006. The former Parent also provided guarantees of approximately $4.1 million and $5.9 million for Saia service facility leases at December 31, 2004 and 2003, respectively.

Total interest expense under the borrowing arrangements with the former Parent was $1.8 million in 2002. Interest expense was settled monthly through the Company’s borrowing arrangement with its former Parent.

4. Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	2004	2003
Credit agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	100,000	100,000
Subordinated debentures, interest rate of 7.0%, installment payments due from 2005 to 2011	16,610	16,510
Note to seller as described in Note 2	6,200	—

Total debt	122,810	116,510

Current maturities	1,263	—

Long-term debt	$121,547	$116,510

On September 20, 2002, SCST issued $100 million in Senior Notes under a $125 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million (amended

November 2003 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow in connection with the completion of the Spin-off on September 30, 2002.

The $100 million Senior Notes are unsecured, have a fixed interest rate of 7.38 percent and have an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2004 and 2003, the Company was in compliance with these covenants.

The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2006. On January 31, 2005, the Company amended and restated the Credit Agreement to increase the size of the facility to $110 million. The Amended and Restated $110 million Credit Agreement now expires in January 2008 and removed a requirement that limited availability under the Credit Agreement to SCST’s qualified receivables. At December 31, 2004, SCST had no borrowings under the Credit Agreement, $41.0 million in letters of credit outstanding under the Credit Agreement and remaining availability of $34.0 million. At December 31, 2003, SCST had no borrowings under the Credit Agreement, $35.3 million in letters of credit outstanding under the Credit Agreement and remaining availability of $35.2 million. Under the terms of the Credit Agreement, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. The Amended and Restated $110 million Credit Agreement maintains the same financial covenants as the original agreement. At December 31, 2004 and 2003, the Company was in compliance with these covenants.

Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2004 and 2003 is $132.4 million and $127.6 million, respectively.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2005	$1,263
2006	6,438
2007	11,438
2008	17,638
2009	18,938
Thereafter	67,095

5. Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $14.1 million, $10.8 million and $10.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

At December 31, 2004, the Company was committed under noncancellable lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2005	$12,976
2006	9,702
2007	6,200
2008	3,411
2009	1,417
Thereafter	894

Management expects that in the normal course of business leases will be renewed or replaced as they expire.

Capital expenditures of approximately $27.9 million were committed at December 31, 2004.

The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.

6. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. SFAS No. 142 requires that upon adoption and at least annually thereafter, the Company assess goodwill impairment by applying a fair value based test. With the adoption of Statement No. 142, goodwill is no longer subject to amortization.

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

The net carrying amount of goodwill attributed to each reportable operating segment with goodwill balances and adjustments follows (in thousands):

	Saia	Jevic	Consolidated
December 31, 2001	$14,796	$75,175	$89,971
Impairment Adjustment	—	(75,175)	(75,175)

December 31, 2002	14,796	—	14,796
No Change	—	—	—

December 31, 2003	14,796	—	14,796
Goodwill Acquired (Note 2)	16,045	—	16,045

December 31, 2004	$30,841	$—	$30,841

In connection with adopting SFAS No. 142, the Company also reassessed the useful lives and the classification of its identifiable intangible assets other than goodwill and determined that they continue to be appropriate. All identifiable intangible assets are recorded at Saia. The gross amounts and accumulated amortization of identifiable intangible assets at Saia are as follows (in thousands):

	December 31, 2004		December 31, 2003
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Customer relationships	$1,700	$248	$—	$—
Covenants not-to-compete	2,713	1,767	1,963	1,339

	$4,413	$2,015	$1,963	$1,339

Amortization expense for intangible assets other than goodwill was $0.7 million for 2004, $0.3 million for 2003 and $0.3 million for 2002. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2005	$734
2006	567
2007	471
2008	307
2009	283
2010	36

7. Computation of Earnings Per Share

The calculation of basic and diluted earnings per share for all periods prior to the Spin-off was based upon the shares outstanding as of the date of the Spin-off from Yellow, which was September 30, 2002. Effective October 1, 2002, diluted earnings per share includes the dilutive impact of outstanding stock options as shown below.

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Year ended December 31,
	2004	2003	2002
Numerator:
Net income (loss)	$19,259	$14,933	$(63,117)

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,858	14,687	14,585
Effect of dilutive stock options	452	442	86
Effect of other common stock equivalents	2	—	—

Denominator for diluted earnings per share– adjusted weighted average common shares	15,312	15,129	14,671

Basic Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$1.30	$1.02	$0.83
Cumulative effect of change in accounting for goodwill	—	—	(5.16)

Net income (loss)	$1.30	$1.02	$(4.33)

Diluted Earnings (Loss) Per Share:
Income before cumulative effect of accounting change	$1.26	$0.99	$0.82
Cumulative effect of change in accounting for goodwill	—	—	(5.12)

Net income (loss)	$1.26	$0.99	$(4.30)

8. Shareholders’ Equity

Series A Junior Participating Preferred Stock

As of December 31, 2004 and 2003, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2004 and 2003, none of these shares have been issued.

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

Deferred Compensation Trust

On March 6, 2003, the SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock. The Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, purchased 20,570 shares at an aggregate purchase price of $446,000 and sold 7,240 shares of the Company’s common stock at an aggregate sale price of $158,000 during the year ended December 31, 2004. Additionally, the Company’s Rabbi Trust purchased 63,617 shares of the Company’s common stock at an aggregate purchase price of $760,000 during the year ended December 31, 2003. The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the value of shares held in the Rabbi Trust are recorded in net income and $0.4 million and $0.4 million of expense was included in the 2004 and 2003 operating results, respectively.

Directors’ Deferred Compensation

In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 2,948 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2004. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

9. Stock Options

The Company reserved and made stock option grants for 1,280,742 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of SCST were replaced with SCST stock options (New SCST Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New SCST Options and their exercise price was determined based on the relationship of the SCST stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New SCST Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New SCST Options were fully vested at December 31, 2004.

In April 2003, the shareholders of the Company approved the 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. The Company has reserved 274,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers and provides for an annual grant to each non-employee director of options for 5,000 shares of common stock. Shares issued to non-employee directors in lieu of annual cash retainers were 1,053 and 7,407 shares in 2004 and 2003, respectively. Non-employee directors were also issued 2,948 units equivalent to shares in the Company’s common stock under the Director Deferred Fee Plan in 2004. Non-employee directors were issued options for 20,000 and 37,500 shares in 2004 and 2003, respectively, in accordance with the 2003 Omnibus Plan. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Operating results included compensation expense of $0.2 million and $0.1 million in 2004 and 2003, respectively, for stock options issued after January 1, 2003.

The following table summarizes the activity of stock options:

		Weighted		Weighted
		average	Options	average
	Options	exercise price	Exercisable	exercise price
Outstanding at December 31, 2001	—	$—
Converted from Old Yellow Options	1,280,742	4.81
Exercised	(89,825)	4.35

Outstanding at December 31, 2002	1,190,917	$4.85	636,505	$5.22
Granted	37,500	12.05
Exercised	(113,450)	4.92
Forfeited	(5,458)	4.36

Outstanding at December 31, 2003	1,109,509	$5.09	913,031	$5.24
Granted	20,000	23.25
Exercised	(318,874)	5.42

Outstanding at December 31, 2004	810,635	$5.41	810,635	$5.41

The weighted average fair value of the options converted from Old Yellow Options during 2002 was $4.52. The weighted average fair value of options granted during 2003 was $3.79. The weighted average fair value of options granted during 2004 was $7.67.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	options	average	Weighted	Exercisable	Weighted
	outstanding at	remaining	average	as of	average
	December 31,	contractual	exercise	December 31,	exercise
Range of Exercise Prices	2004	life (years)	price	2004	price
$4.00 — $4.62	503,595	5.40	$4.40	503,595	$4.40
$4.81 — $6.61	257,040	3.50	5.21	257,040	5.21
$12.05	30,000	8.30	12.05	30,000	12.05
$23.25	20,000	9.30	23.25	20,000	23.25

	810,635	5.00	$5.41	810,635	$5.41

Under the Master Separation and Distribution Agreement, SCST replaced existing Old Yellow Options with New SCST Options of identical intrinsic value. All options awarded at October 1, 2002 were in the money and substantially vested at the date of grant. This resulted in a significant amount of SFAS No. 123 pro forma compensation expense for 2002, as the option exercise price was less than the market price of the underlying stock. The fair value of each option was estimated on the date of conversion with respect to New SCST Options and date of grant with respect to all other options using the Black-Scholes option-pricing model.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31:

	2004	2003	2002
Risk free interest rate	4.40%	3.92%	4.06%
Expected life in years	3	3	4
Expected volatility	42.00%	40.00%	40.00%
Dividend rate	—	—	—
Expected forfitures	—	—	—

10. Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a fixed matching percentage. The nondiscretionary Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions for the years ended December 31, 2004, 2003, and 2002, were $6.5 million, $5.7 million and $5.7 million, respectively.

Deferred Compensation Plan

The SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. At December 31, 2004 and 2003, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 76,947 and 63,617 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to employees, which are based primarily on actual operating results achieved compared to targeted operating results. Operating results include performance incentive accruals for substantially all salaried employees (certain hourly employees included in 2002) of $7.2 million, $5.9 million and $6.1 million in 2004, 2003 and 2002, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of SCS Transportation, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 10,919 and 3,370 shares in the open market during 2004 and 2003, respectively.

Performance Unit Awards

Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a total of 19 management and executive employees. The performance periods for these awards are 2003 – 2005 and 2004 – 2006, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group set forth by the Compensation Committee. The Company accrues amounts for such payments over the performance period and at each reporting date adjusts the accrual based upon the performance criteria set forth in the plan through the reporting date. Operating results include accruals for the performance unit awards of $1.2 million and $0.9 million in 2004 and 2003, respectively. The performance unit awards will be paid in cash in the first quarter of the year following the end of the performance period.

11. Income Taxes

The Company accounts for income taxes in accordance with the liability method and under the Tax Indemnification and Allocation Agreement with the former Parent. The Company’s income taxes are determined in accordance with the pro rata method through September 30, 2002. The Company is included through September 30, 2002 in the consolidated federal income tax return filed by the former Parent.

Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company’s assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

Deferred tax liabilities (assets) are comprised of the following at December 31, (in thousands):

	2004	2003
Depreciation	$66,324	$59,892
Other	3,478	4,595
Revenue	3,169	2,423

Gross tax liabilities	72,971	66,910
Allowance for doubtful accounts	(1,764)	(1,947)
Employee benefits	(6,079)	(5,666)
Claims and insurance	(11,802)	(15,552)
Other	(4,844)	(7,020)
Revenue	(1,543)	(1,816)

Gross tax assets	(26,032)	(32,001)

Net tax liability	$46,939	$34,909

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2004. The Company estimates exposure for additional state income tax liability based on recent state legislative and legal outcomes. The Company had income tax reserves of approximately $1.8 million at December 31, 2004, which is included in current income taxes principally for these state income tax issues.

The income tax provision consists of the following (in thousands):

	2004	2003	2002
Current:
U.S. federal	$686	$7,348	$11,626
State	112	1,247	1,193

Total current	798	8,595	12,819

Deferred:
U.S. federal	10,362	354	(3,578)
State	992	30	(340)

Total deferred	11,354	384	(3,918)

Total provision	$12,152	$8,979	$8,901

A reconciliation between income taxes at the federal statutory rate (35 percent) and the provision follows:

	2004	2003	2002
Provision at federal statutory rate	$10,994	$8,369	$7,336
State income taxes, net	1,052	727	697
Nondeductible business expenses	779	895	868
Favorable resolution of various tax matters	(619)	—	—
Net operating loss carryforwards	—	(956)	—
Other, net	(54)	(56)	—

Total provision	$12,152	$8,979	$8,901

In 2003, the Company recorded a tax benefit for previously unrecognized state operating loss carryforwards of approximately $1.0 million due to changes in state tax laws enacted in 2003.

12. Business Segments

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

The following table summarizes the Company’s operations by business segment (in thousands).

			Corporate
	Saia*	Jevic	and Other	Consolidated

2004
Operating revenue	$645,374	$336,896	$—	$982,270
Operating income	35,823	8,886	(3,875)	40,834
Identifiable assets	348,443	148,547	11,748	508,738
Capital expenditures, net*	41,877	14,563	3	56,443
Depreciation and amortization	27,846	20,070	52	47,968

2003
Operating revenue	$520,668	$306,691	$—	$827,359
Operating income	27,710	9,434	(4,262)	32,882
Identifiable assets	286,899	146,895	30,272	464,066
Capital expenditures, net	31,506	18,227	97	49,830
Depreciation and amortization	23,946	20,053	40	44,039

2002
Operating revenue	$489,832	$285,604	$—	$775,436
Operating income	21,922	5,793	(485)	27,230
Identifiable assets	274,403	148,851	21,089	444,343
Capital expenditures, net	23,108	1,484	200	24,792
Depreciation and amortization	23,716	21,189	15	44,920

* Excludes capital expenditures of $23,549 for the acquisition of Clark Bros. in 2004.

13. Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2004	March 31	June 30	September 30	December 31
Operating revenue	$225,276	$248,232	$256,824	$251,938
Operating income	6,788	11,391	13,516	9,139
Net income	2,607	5,473	6,552	4,627

Basic earnings per share	$0.18	$0.37	$0.44	$0.31

Diluted earnings per share	$0.17	$0.36	$0.43	$0.30

Three months ended, 2003	March 31	June 30	September 30	December 31
Operating revenue	$200,110	$208,263	$211,530	$207,456
Operating income	4,516	8,905	11,158	8,303
Net income	1,326	3,923	5,130	4,554

Basic earnings per share	$0.09	$0.27	$0.35	$0.31

Diluted earnings per share	$0.09	$0.26	$0.34	$0.30

14. Valuation and Qualifying Accounts

For the Years Ended December 31, 2004, 2003 and 2002
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		-1-	-2-
	Balance,	Charged to	Charged to		Balance,
	beginning	costs and	other	Deductions-	end of
Description	of period	expenses	accounts	describe (1)	period
Year ended December 31, 2004:
Deducted from asset account – Allowance for uncollectible accounts	$5,118	1,998	116	(2,634)	$4,598

Year ended December 31, 2003:
Deducted from asset account – Allowance for uncollectible accounts	$6,878	2,051	—	(3,811)	$5,118

Year ended December 31, 2002:
Deducted from asset account – Allowance for uncollectible accounts	$6,809	3,924	—	(3,855)	$6,878

(1)	Primarily uncollectible accounts written off – net of recoveries.

(2)	Reserves acquired with the acquisition of Clark Bros.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

During the fourth quarter of 2004, there have been no material changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accord with Rule 13a-14 of the Securities Exchange Act of 1934 (the Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications. Management’s Report on Internal Control over Financial Reporting is included in this Form 10-K.

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

Item 9B. Other Information

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Information regarding members of the Board of Directors, identification of audit committee members and procedures for recommending nominees to the Board of Directors will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2005, and is incorporated herein by reference. Information regarding executive officers of SCST is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2005, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2005, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

Information regarding certain relationships and related party transactions will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2005, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accountant fees and services will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2005, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II—Valuation and Qualifying Accounts financial statement schedule is included in Note 14 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.18, 14, 21, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

(b)	Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.18, 14, 21, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

(c)	Separate Financial Statements

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCS TRANSPORTATION, INC.

Date: February 18, 2005	By:	/s/ James J. Bellinghausen

James J. Bellinghausen
Vice President of Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, President and Chief Executive Officer, SCS Transportation, Inc.	February 18, 2005

/s/ James J. Bellinghausen James J. Bellinghausen	Vice President and Chief Financial Officer, SCS Transportation, Inc. (Principal Financial Officer)	February 18, 2005

/s/ Stephanie R. Maschmeier	Controller, SCS Transportation, Inc. (Principal Accounting Officer)	February 18, 2005
Stephanie R. Maschmeier

/s/ Klaus E. Agthe	Director	February 18, 2005
Klaus E. Agthe

/s/ Linda J. French	Director	February 18, 2005
Linda J. French

/s/ John J. Holland	Director	February 18, 2005
John J. Holland

/s/ William F. Martin, Jr.	Director	February 18, 2005
William F. Martin, Jr.

/s/ James A. Olson James A. Olson	Director	February 18, 2005

/s/ Douglas W. Rockel	Director	February 18, 2005
Douglas W. Rockel

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.2	Amendment One to Agented Revolving Credit Agreement dated as of November 14, 2003, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on November 17, 2003).

10.3	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.4	Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.5	Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.4 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.6	Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.7	Employment Agreement between SCS Transportation, Inc., Saia Motor Freight Line, Inc. and Richard D. O’Dell dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.6 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.8	Employment Agreement between SCS Transportation, Inc., Jevic Transportation, Inc. and Paul J. Karvois dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.7 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.9	Executive Severance Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of September 28, 2002 (incorporated herein by reference to Exhibit 10.8 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.10	Form of Executive Severance Agreement dated as of September 28, 2002 entered into between SCS Transportation, Inc. and Richard D. O’Dell, Paul J. Karvois, James J. Bellinghausen, John P. Burton and David J. Letke (incorporated herein by reference to Exhibit 10.9 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.11	Amendment to Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.12	Stock Purchase Agreement dated February 16, 2004, by and among Saia Motor Freight Line, Inc. and James D. Clark, Janice A. Clark, Amy L. Hunt, G.J. Deyonge, and Stuart W. Kutler Trust Under Trust Agreement Dated January 28,1998 (incorporated herein by reference to Exhibit 10.12 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

E-1

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
10.13	SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit B of SCS Transportation, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 14, 2003).

10.14	First Amendment to the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.15	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.16	Restated Agented Revolving Credit Agreement dated as of January 31, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and Officer (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on February 4, 2005).

10.17	Form of Performance Unit Award Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SCS Transportation Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2005).

10.18	Form of Nonqualified Stock Option Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SCS Transportation Inc.’s Form 8-K (File No. 0-49983) filed on February 9, 2005).

14	Code of Ethics

21	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2