Form 10-Q
period 2005-03-31
SCS TRANSPORTATION INC
filed 2005-04-28
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 22, 2005
Common Stock, par value $.001 per share	15,171,338

SCS TRANSPORTATION, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$10,809	$7,499
Accounts receivable	114,801	110,044
Income tax receivable	—	6,592
Prepaid expenses and other	32,714	29,129

Total current assets	158,324	153,264
Property and Equipment, at cost	580,206	569,526
Less-accumulated depreciation	255,531	248,914

Net property and equipment	324,675	320,612
Goodwill, net	30,841	30,841
Other Intangibles, net	2,215	2,398
Other Noncurrent Assets	1,444	1,623

Total assets	$517,499	$508,738

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$38,927	$33,193
Wages, vacations and employees’ benefits	32,595	35,761
Other current liabilities	32,884	28,981
Current portion of long-term debt	—	1,263

Total current liabilities	104,406	99,198
Other Liabilities:
Long-term debt	120,127	121,547
Deferred income taxes	57,478	57,662
Claims, insurance and other	18,012	17,789

Total other liabilities	195,617	196,998
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,171,338 and 15,096,087 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	15	15
Additional paid-in-capital	206,760	205,800
Deferred compensation trust, 75,977 and 76,947 shares of common stock at cost at March 31, 2005 and December 31, 2004, respectively	(1,114)	(1,116)
Retained earnings	11,815	7,843

Total shareholders’ equity	217,476	212,542

Total liabilities and shareholders’ equity	$517,499	$508,738

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Income Statements
For the quarter ended March 31, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	First Quarter
	2005	2004
Operating Revenue	$253,288	$225,276
Operating Expenses:
Salaries, wages and employees’ benefits	140,687	127,943
Purchased transportation	21,016	20,152
Operating expenses and supplies	52,134	42,137
Operating taxes and licenses	10,427	9,140
Claims and insurance	8,450	6,481
Depreciation and amortization	11,669	11,622
Operating (gains) and losses	(334)	9
Integration charges	—	1,004

Total operating expenses	244,049	218,488

Operating Income	9,239	6,788
Nonoperating Expenses:
Interest expense	2,421	2,421
Other, net	112	(75)

Nonoperating expenses, net	2,533	2,346

Income Before Income Taxes	6,706	4,442
Income Tax Provision	2,734	1,835

Net Income	$3,972	$2,607

Average common shares outstanding — basic	15,059	14,741

Average common shares outstanding — diluted	15,419	15,239

Basic Earnings Per Share	$0.26	$0.18

Diluted Earnings Per Share	$0.26	$0.17

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2005 and 2004
(in thousands)
(unaudited)

	Three Months
	2005	2004
Operating Activities:
Net cash from operating activities	$21,057	$1,008
Investing Activities:
Acquisition of property and equipment	(16,803)	(4,847)
Proceeds from disposal of property and equipment	1,364	1,584
Acquisition of business, net of cash received	—	(23,040)

Net cash used in investing activities	(15,439)	(26,303)
Financing Activities:
Repayment of long-term debt	(2,735)	—
Proceeds from stock option exercises	427	370

Net cash from financing activities	(2,308)	370

Net Increase (Decrease) in Cash and Cash Equivalents	3,310	(24,925)
Cash and cash equivalents, beginning of period	7,499	30,870

Cash and cash equivalents, end of period	$10,809	$5,945

Supplemental Cash Flow Information:
Income taxes paid (received), net	$(6,967)	$589
Interest paid	2,130	2,097

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SCS Transportation, Inc. and its two wholly owned regional transportation subsidiaries (together the Company or SCST), Saia Motor Freight Line, Inc. and Jevic Transportation, Inc. and the accounts of Clark Bros. Transfer, Inc. (Clark Bros.) since its acquisition date of February 16, 2004 (See Note 3).

The condensed consolidated financial statements have been prepared by the Company, without audit by independent public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the quarter ended March 31, 2005, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.

Organization

The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). The accounts of Saia reflect the results of Clark Bros. since February 16, 2004, the acquisition date. The Company merged Clark Bros. into Saia and integrated operations in May 2004 (See Note 3). For the quarter ended March 31, 2005 Saia generated 66 percent and Jevic 34 percent of total revenue.

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

The following table illustrates the effect on net income and earnings per share during the quarters ended March 31, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	First Quarter
	2005	2004
Net income, as reported	$3,972	$2,607
Add: Stock-based compensation expense included in reported net income, net of tax	10	—
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(10)	(69)

Pro forma net income	$3,972	$2,538

Earnings per share:
As reported — Basic earnings per share	$0.26	$0.18

Pro forma — Basic earnings per share	$0.26	$0.17

As reported — Diluted earnings per share	$0.26	$0.17

Pro forma — Diluted earnings per share	$0.26	$0.17

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

Statement 123(R) must be adopted no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on January 1, 2006.

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

The Company plans to adopt Statement 123(R) using the modified prospective method.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there should be no additional compensation costs to be recognized for previously granted awards. Additionally, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.1 million, $0.3 million, and $0.1 million in 2004, 2003 and 2002, respectively.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2005	2004
Numerator:
Net income	$3,972	$2,607

Denominator:
Denominator for basic earnings per share-weighted average common shares	15,059	14,741
Effect of dilutive stock options	357	498
Effect of other common stock equivalents	3	—

Denominator for diluted earnings per share-adjusted weighted average common shares	15,419	15,239

Basic Earnings Per Share	$0.26	$0.18

Diluted Earnings Per Share	$0.26	$0.17

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

The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2004. The quarter ended March 31, 2004 includes $1.0 million of integration charges that were not included in the quarter ended March 31, 2005. The pro forma information also includes adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangibles. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

Quarter Ended
March 31, 2004
Pro forma revenue	$233,372
Pro forma net income	2,348
Pro forma diluted earnings per share	0.15

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management fees and other corporate services are charged to segments based on direct benefit received or allocated indirect benefit based on revenue. The following table summarizes the Company’s operations by business segment (in thousands):

			Corporate
			and
	Saia	Jevic	Other	Consolidated
As of March 31, 2005
Identifiable assets	$357,802	$151,131	$8,566	$517,499
As of December 31, 2004
Identifiable assets	$348,443	$148,547	$11,748	$508,738
Quarter ended March 31, 2005
Operating revenue	$166,965	$86,323	$—	$253,288
Operating income (loss)	8,963	518	(242)	9,239
Quarter ended March 31, 2004
Operating revenue	$142,816	$82,460	$—	$225,276
Operating income (loss)	6,093	1,881	(1,186)	6,788

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Executive Overview

The Company’s business is highly correlated to the industrial economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is both labor intensive and capital intensive. The Company looks for opportunities to improve safety, leverage technology and achieve better asset utilization (primarily tractors and trailers) to improve cost and productivity. The Company grew quarter over quarter revenue by 12.4 percent in the first quarter of 2005 and a portion of this increase is attributable to the Company’s February 2004 acquisition of Clark Bros. Transfer, Inc. (Clark Bros.). On a pro forma basis including Clark Bros for the entire prior-year quarter, first quarter revenue increased 8.5 percent. This revenue growth was primarily attributable to the Company’s improvement in yield (revenue per hundred weight) including the effects of increased fuel surcharges and modest growth at Saia in less-than-truckload (LTL) tonnage. While the LTL pricing environment remained competitive, the Company saw improvement in quarter over quarter LTL revenue per hundredweight, one measure of yield, at both Saia and Jevic.

Consolidated operating income was $9.2 million for the first quarter of 2005, an increase of $2.5 million from the prior-year quarter which was burdened with $1.0 million of integration charges related to the Clark Bros. acquisition. Quarter-over-quarter yield improvement, tonnage increases at Saia in excess of tonnage declines at Jevic, as well as productivity improvements, were partially offset by increases in wages, health care, workers’ compensation and claims expense. Additionally, equity-based incentive compensation expense in the first quarter of 2005 was $0.9 million less than the prior-year quarter as a result of SCST stock price and relative stock price performance of peer companies. This resulted in a consolidated operating ratio (operating expenses divided by operating revenue) of 96.4 percent in the first quarter of 2005 compared to 97.0 in the first quarter of 2004. The first quarter of the year is generally the weakest due to seasonally lower volumes and winter weather effects.

The Company generated $21.1 million in cash from operating activities through the first three months of the year versus $1.0 million in the prior-year period. The increase in cash flow was partially due to the first quarter receipt of a $7.0 million tax refund and a smaller seasonal increase in accounts receivable than in the prior-year quarter. The Company had net cash used in investing activities of $15.4 million during the first three months of 2005 for the acquisition of equipment.

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of SCS Transportation, Inc. (also referred to as “SCST” and the “Company”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and our 2004 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

SCST is an asset-based transportation company providing regional and interregional LTL services and selected national LTL, truckload (TL) and time definite service solutions to a broad base of customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey.

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

Results of Operations

SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2005 and 2004
(in thousands, except ratios and revenue per hundredweight)

			Percent
			Variance
	2005	2004	’05 v. ’04
Operating Revenue	$253,288	$225,276	12.4%
Operating Expenses:
Salaries, wages and employees’ benefits	140,687	127,943	10.0
Purchased transportation	21,016	20,152	4.3
Depreciation and amortization	11,669	11,622	0.4
Other operating expenses	70,677	58,771	20.3
Operating Income	9,239	6,788	36.1
Operating Ratio	96.4%	97.0%	(0.7)
Nonoperating Expense	2,533	2,346	8.0
Working Capital	53,918	54,295	(0.7)
Cash Flow from Operations	21,057	1,008	1,989.0
Net Acquisitions of Property & Equipment	15,439	3,263	373.2
Operating Statistics:
LTL Tonnage
Saia	729	670	8.8
Jevic	261	274	(4.8)
Total Tonnage
Saia	880	814	8.2
Jevic	564	580	(2.6)
LTL Shipments
Saia	1,309	1,235	6.0
Jevic	223	227	(1.5)
Total Shipments
Saia	1,330	1,254	6.1
Jevic	258	263	(1.5)
LTL Revenue per hundredweight
excluding fuel surcharge
Saia	9.75	9.45	3.2
Jevic	9.90	9.49	4.3
Total Revenue per hundredweight
excluding fuel surcharge
Saia	8.77	8.42	4.2
Jevic	6.83	6.60	3.4

Quarter ended March 31, 2005 vs. quarter ended March 31, 2004

Revenue and volume

Consolidated revenue increased 12.4 percent to $253.3 million in the first quarter of 2005 from both revenue per hundred weight (yield) improvement and increased fuel surcharge revenue, as well as an overall tonnage increase. Current quarter volume increases benefited from the mid-February 2004 acquisition of Clark Bros. On a pro forma basis, including Clark Bros. for the entire prior-year quarter, consolidated revenue was up 8.5 percent. While pricing remains competitive for both operating subsidiaries, results for Saia and Jevic included improved quarter over quarter yields. Fuel surcharge revenue, which was 7.8 percent of total revenue in the first quarter of 2005 compared to 4.3 percent of total revenue in the first quarter of 2004, is intended to reduce the Company’s exposure to rising diesel prices.

Saia operating revenue was $167.0 million in the first quarter of 2005, an increase of 16.9 percent over first quarter 2004 operating revenue of $142.8 million. Saia operating revenue excluding fuel surcharge was $153.9 million in the first quarter of 2005, up 12.6 percent from $136.7 million in the first quarter of 2004. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 3.2 percent to $9.75 per hundredweight for the first quarter of 2005. LTL tonnage was up 8.8 percent to 0.7 million tons and LTL shipments were up 6.0 percent to 1.3 million shipments. On a pro forma basis, including Clark Bros. for the entire prior-year quarter, Saia revenue excluding fuel surcharge increased 6.5 percent and LTL tonnage increased 2.1 percent for the quarter. Management believes that Saia continues to grow volume and increase yields by providing high quality service for its customers, from sales initiatives in specific market segments and from general economic growth. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On June 1, 2004, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Jevic had operating revenue of $86.3 million in the first quarter of 2005, a 4.7 percent increase over $82.5 million in the first quarter of 2004. Jevic operating revenue excluding fuel surcharge was $79.6 million in the first quarter of 2005, up 1.0 percent from $78.8 million in the first quarter of 2004. Jevic’s revenue increase is due to improved yields offset by a decrease in LTL and truckload volumes. Jevic total revenue per hundredweight excluding fuel surcharge increased 3.4 percent to $6.83 per hundredweight. The increase reflects price improvements on contract renewals, a June 2004 general rate increase (discussed below), as well as management initiatives focused on higher yielding business. Jevic’s tonnage decreased 2.6 percent to 0.6 million tons and shipments were down 1.5 percent to 0.3 million shipments compared to the prior-year quarter. Management believes the decline in tonnage was in part due to a loss of business resulting from service challenges experienced in the fourth quarter of 2004 as well as other competitive and customer specific effects. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. In June 2004, Jevic implemented a 6.0 percent general rate increase on LTL business and a 5.0 percent increase on truckload business for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

Consolidated operating income increased 36.1 percent to $9.2 million. Equity-based compensation expense was $0.9 million less than the prior-year quarter as a result of SCST stock price and relative stock price performance of peer companies under the Company’s long-term performance based incentive plan. Last year’s first quarter included $1.0 million in integration charges at Saia. Quarter-over-quarter price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation and claims expense. The first quarter 2005 operating ratio (operating expenses divided by operating revenue) was 96.4, a 60 basis point improvement from 97.0 for the first quarter of 2004. Higher fuel prices (exclusive of a $1.0 million increase in operating taxes and licenses related to fuel), in conjunction with volume changes, caused $7.9 million of the increase in operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases.

Saia had operating income of $9.0 million in the first quarter of 2005 up 47.1 percent from $6.1 million in the first quarter of 2004. Saia improved quarter-over-quarter operating income through increases in tonnage, price and productivity initiatives that were partially offset by cost increases in wages and claims expense. The operating ratio at Saia was 94.6 in the current quarter compared to 95.7 in the first quarter of 2004, which included $1.0 million of integration costs. Saia’s operating ratio for the first quarter of 2004 excluding integration charges was 95.0. Saia implemented a wage increase at the beginning of August 2004. Saia’s wage rates averaged 3.3 percent higher in the first quarter of 2005 compared to the first quarter of 2004.

Jevic operating income was $0.5 million in the first quarter of 2005, down from $1.9 million in the first quarter of 2004. First quarter results were unfavorably impacted by a tonnage decline, which hurt fixed cost coverage and contributed to variable cost diseconomies and, to a lesser extent, adverse winter weather in northeastern markets. Jevic’s revenue and yield improvement only partially offset cost increases in wages and benefits, including increases in health care costs which were up $1.4 million over the prior-year quarter and workers’ compensation expense which was up $0.5 million from the prior-year quarter. Jevic implemented a planned wage increase in September 2004. Wage rates averaged 2.2 percent higher in the first quarter of 2005 compared to the first quarter of 2004. The operating ratio at Jevic was 99.4 for the first quarter of 2005 compared to 97.7 for the first quarter of 2004.

Net holding company operating expenses for the first quarter of 2005 were $0.2 million in excess of costs allocated to the operating companies compared to $1.2 million in the first quarter of 2004. The decrease in net holding company costs was primarily due to $0.9 million lower equity-based compensation charges in the current quarter resulting from both the decline in SCST stock price in the first quarter of 2005 and the decrease in SCST’s stock performance relative to the stock of SCST’s peers.

Other

Substantially all SCST nonoperating expenses represent interest expense and there was no significant change in net interest expense between the quarter periods. The consolidated effective tax rate decreased to 40.8 percent in the first quarter of 2005 from 41.3 percent in the first quarter of 2004, primarily as a result of increased projected full year pre-tax income. The notes to the 2004 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2004 provide an analysis of the annual income tax provision and the effective tax rate.

Net income was $4.0 million or $0.26 per diluted share in the first quarter of 2005 compared to net income of $2.6 million or $0.17 per diluted share in the first quarter of 2004.

Working capital/capital expenditures

Working capital at March 31, 2005 was $53.9 million, virtually unchanged from working capital at March 31, 2004 of $54.3 million. Cash flows from operating activities were $21.1 million for the three months ended March 31, 2005 vs. $1.0 million for the three months ended March 31, 2004. The increase in cash flows from operations was due to the receipt of a $7.0 million tax refund in the first quarter 2005, as well as increases in accounts payable and claims reserves that more than offset seasonal increases in accounts receivable and prepaids. For the three months ended March 31, 2005 cash used in investing activities was $15.4 million versus $26.3 million in the prior-year quarter, which included $23.0 million for the acquisition of Clark Bros. The 2005 acquisition of property and equipment is primarily investments in replacement revenue equipment and technology equipment and software. For the quarter ended March 31, 2005, cash used in financing activities was $2.3 million versus cash from financing activities of $0.4 million for the prior-year quarter due to $2.7 million in repayment of the subordinated notes in 2005.

Outlook

Our business is highly correlated to the general economy, and in particular industrial production. For the remainder of 2005, we anticipate a healthy economy and subsidiary-specific initiatives to grow tonnage in our existing geography. We also expect subsidiary-specific profit improvement initiatives, focused on cost management, productivity and asset utilization will help offset anticipated structural cost increases in wages and healthcare costs. Additionally, we believe a healthy economy will provide the opportunity for continued improvement in pricing and yield management.

Our continuing priorities also include providing top quality service and safety performance, as well as investing in management and infrastructure for future growth and profitability improvements. See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

See Note 1 to the accompanying condensed consolidated financial statements for further discussion of recent accounting pronouncements.

Financial Condition

SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, as well as funding working capital requirements.

On September 20, 2002, SCST issued $100 million in Senior Notes under a $125 million (amended April 2005 to $150 million) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million (amended November 2003 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow Corporation (Yellow) in connection with the completion of the Spin-off on September 30, 2002.

The Company’s long-term debt at March 31, 2005 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2005, SCST was in compliance with these covenants. In addition, SCST has third party borrowings of approximately $13.9 million in subordinated notes and $6.2 million in seller notes.

On January 31, 2005, the Credit Agreement was amended to increase availability from $75 million to $110 million. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At March 31, 2005, SCST had no borrowings under the Credit Agreement, $43 million in letters of credit outstanding under the Credit Agreement and availability of $67 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2005, SCST was in compliance with these covenants.

At March 31, 2005 Yellow continues to provide guarantees for certain pre-Spin-off open workers’ compensation claims and casualty claims for which the Company is allocated its prorata share of letters of credit and surety bonds the former Parent must maintain for these losses incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, SCST pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims plus 100 basis points through October 2006 after which time it is cost plus 200 basis points through October 2007. At March 31, 2005, the portion of collateral allocated by Yellow to SCST in support of these claims was $2.6 million.

We expect 2005 net capital expenditures to range from $75 million to $85 million of which approximately two-thirds represents investments at Saia including several strategic real estate opportunities within Saia’s existing network. Including these capital expenditures for real estate in 2005, this represents an approximately $28 million increase from 2004 net capital expenditures for property and equipment. Approximately $38.3 million of the 2005 capital budget was committed at March 31, 2005. Net capital expenditures incurred pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $54.9 million for the year ended December 31, 2004, which were $1.5 million less than 2004 net capital expenditures for acquisition of property and equipment. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, the February 16, 2004 acquisition of Clark Bros. utilized approximately $23.5 million in cash and increased outstanding indebtedness by $6.2 million. However, the Company has adequate sources of capital to meet short-term liquidity needs through its cash ($10.8 million at March 31, 2005) and availability under its revolving credit facility ($67.0 million at March 31, 2005). In addition to these sources of liquidity, the Company has access subject to lender approval to $50 million under its long-term debt facilities, which may be available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2004 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.0 million for 2005 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2005.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2005 (in millions):

	Payments due by year
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	—	5.0	11.4	17.6	18.9	67.2	120.1
Operating leases	9.8	9.8	6.6	3.5	1.5	0.9	32.1
Purchase obligations (2)	42.2	0.2	0.1	0.1	—	—	42.6

Total contractual obligations	$52.0	$15.0	$18.1	$21.2	$20.4	$68.1	$194.8

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2004.

(2)	Includes commitments of $38.3 million for capital expenditures.

	Amount of commitment expiration by year
	2005	2006	2007	2008	2009	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$—	$67.0	$—	$—	$67.0
Letters of credit	41.2	4.3	—	—	—	—	45.5
Surety bonds	2.5	0.4	—	—	—	—	2.9

Total commercial commitments	$43.7	$4.7	$—	$67.0	$—	$—	$115.4

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

These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2004.

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

Forward-Looking Statements

Certain statements in this Report, including those contained in “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers, fuel, purchased transportation and operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Form 10-K for the year ended December 31, 2004. To help mitigate our risk to rising fuel prices, Saia and Jevic each have implemented fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

The following table provides information about SCST third-party financial instruments as of March 31, 2005. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$—	$5.0	$11.4	$11.4	$18.9	$67.2	$113.9	$121.6
Average interest rate	—	7.38%	7.32%	7.33%	7.34%	7.34%
Variable rate debt	$—	$—	$—	$6.2	$—	$—	$6.2	$6.2
Average interest rate	—	—	—	4.25%	—	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

	Issuer Purchases of Equity Securities
							(d) Maximum
							Number (or
					(c) Total Number		Approximate Dollar
	(a) Total				of Shares (or		Value) of Shares (or
	Number of		(b) Average		Units) Purchased		Units) that May Yet
	Shares (or		Price Paid per		as Part of Publicly		be Purchased under
	Units)		Share (or		Announced Plans		the Plans or
Period	Purchased		Unit)		or Programs		Programs
January 1, 2005 through
January 31, 2005	—	(2)	$—	(2)	—	(1)	—	(1)
February 1, 2005 through
February 28, 2005	690	(3)	22.19	(3)	—	(1)	—	(1)
March 1, 2005 through
March 31, 2005	970	(4)	22.41	(4)	—	(1)	—	(1)

Total	1,660				—		—

(1)	All shares purchased were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of January 1, 2005 through January 31, 2005.

(3)	The SCST Executive Capital Accumulation Plan sold 420 shares of SCST stock on the open market at $22.87 per share during the period of February 1, 2005 through February 28, 2005.

(4)	The SCST Executive Capital Accumulation Plan sold 2,210 shares of SCST stock on the open market at $21.34 per share during the period of March 1, 2005 through March 31, 2005.

Item 3. Defaults Upon Senior Securities — None

Item 4. Submission of Matters to a Vote of Security Holders —

(a)	On April 20, 2005, SCST held its Annual Meeting of Shareholders

(b)	The following directors were elected for three-year terms with the indicated number of votes set forth below:

	For	Withheld
Linda J. French William F. Martin, Jr. Björn E. Olsson	13,451,347 13,502,883 13,505,888	110,331 58,795 55,790

Continuing Directors:

John J. Holland
James A. Olson
Douglas W. Rockel
Herbert A. Trucksess, III

Klaus E. Agthe retired from the Board of Directors effective April 20, 2005, pursuant to the mandatory retirement provisions of the Corporate Governance Guidelines.

(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2005 was voted on and approved at the meeting by the following vote: For: 13,547,836, Against: 7,962, Abstain: 5,880.

(d)	The proposal for the approval of amendments to the SCS Transportation, Inc. 2003 Omnibus Incentive Plan was voted on and approved at the meeting by the following vote: For: 11,227,517, Against: 802,303, Abstain: 36,834.

Item 5. Other Information — None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.
/s/ James J. Bellinghausen
James J. Bellinghausen
Date: April 28, 2005	Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1