Form 10-Q
period 2005-06-30
SCS TRANSPORTATION INC
filed 2005-07-27
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2005
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 22, 2005

Common Stock, par value $.001 per share	14,654,038

SCS TRANSPORTATION, INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2005	2004
Assets

Current Assets:
Cash and cash equivalents	$8,353	$7,499
Accounts receivable	122,266	110,044
Income tax receivable	—	6,592
Prepaid expenses and other	30,195	29,129

Total current assets	160,814	153,264

Property and Equipment, at cost	587,634	569,526
Less-accumulated depreciation	261,846	248,914

Net property and equipment	325,788	320,612

Goodwill, net	30,530	30,841

Other Intangibles, net	2,031	2,398

Other Noncurrent Assets	2,128	1,623

Total assets	$521,291	$508,738

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable and checks outstanding	$42,462	$33,193
Wages, vacations and employees’ benefits	37,369	35,761
Other current liabilities	29,071	28,981
Current portion of long-term debt	2,500	1,263

Total current liabilities	111,402	99,198
Other Liabilities:
Long-term debt	116,378	121,547
Deferred income taxes	57,478	57,662
Claims, insurance and other	21,941	17,789

Total other liabilities	195,797	196,998

Commitments and Contingencies

Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,191,338 and 15,096,087 shares issued at June 30, 2005 and December 31, 2004, respectively	15	15
Additional paid-in-capital	206,971	205,800
Treasury stock, 517,300 and zero shares of common stock at cost at June 30, 2005 and December 31, 2004, respectively	(9,177)	—
Deferred compensation trust, 89,327 and 76,947 shares of common stock at cost at June 30, 2005 and December 31, 2004, respectively	(1,322)	(1,116)
Retained earnings	17,605	7,843

Total shareholders’ equity	214,092	212,542

Total liabilities and shareholders’ equity	$521,291	$508,738

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Income Statements
For the quarter and six months ended June 30, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2005	2004	2005	2004
Operating Revenue	$271,886	$248,232	$525,173	$473,508

Operating Expenses:
Salaries, wages and employees’ benefits	146,831	137,283	287,517	265,226
Purchased transportation	23,802	23,424	44,818	43,576
Operating expenses and supplies	56,548	45,498	108,683	87,635
Operating taxes and licenses	10,608	9,353	21,035	18,493
Claims and insurance	10,232	8,516	18,681	14,997
Depreciation and amortization	12,207	12,154	23,876	23,776
Operating (gains) and losses	(583)	(437)	(917)	(428)
Integration charges	—	1,050	—	2,054

Total operating expenses	259,645	236,841	503,693	455,329

Operating Income	12,241	11,391	21,480	18,179
Nonoperating Expenses:
Interest expense	2,429	2,386	4,850	4,807
Other, net	(95)	(51)	17	(126)

Nonoperating expenses, net	2,334	2,335	4,867	4,681

Income Before Income Taxes	9,907	9,056	16,613	13,498
Income Tax Provision	4,117	3,583	6,851	5,418

Net Income	$5,790	$5,473	$9,762	$8,080

Average common shares outstanding — basic	14,892	14,837	14,975	14,789

Average common shares outstanding — diluted	15,217	15,312	15,318	15,274

Basic Earnings Per Share	$0.39	$0.37	$0.65	$0.55

Diluted Earnings Per Share	$0.38	$0.36	$0.64	$0.53

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2005 and 2004
(in thousands)
(unaudited)

	Six Months
	2005	2004
Operating Activities:

Net cash from operating activities	$38,174	$29,027

Investing Activities:
Acquisition of property and equipment	(27,262)	(18,725)
Proceeds from disposal of property and equipment	2,607	2,646
Acquisition of business, net of cash received	—	(23,549)

Net cash used in investing activities	(24,655)	(39,628)

Financing Activities:
Repayment of long-term debt	(8,002)	—
Borrowing of long-term debt	4,000	—
Repurchase of common stock	(9,177)	—
Proceeds from stock option exercises	514	755

Net cash (used in) from financing activities	(12,665)	755

Net Increase (Decrease) in Cash and Cash Equivalents	854	(9,846)
Cash and cash equivalents, beginning of period	7,499	30,870

Cash and cash equivalents, end of period	$8,353	$21,024

Supplemental Cash Flow Information:
Income taxes paid, net	$294	$2,675
Interest paid	4,917	4,750
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the quarter and six-months ended June 30, 2005, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.
Organization
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). The accounts of Saia reflect the results of Clark Bros. since February 16, 2004, the acquisition date. The Company merged Clark Bros. into Saia and integrated operations in May 2004 (See Note 3). For the quarter ended June 30, 2005 Saia generated 68 percent and Jevic 32 percent of total revenue.
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

The following table illustrates the effect on net income and earnings per share during the quarters ended June 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	Second Quarter		Six Months
	2005	2004	2005	2004
Net income, as reported	$5,790	$5,473	$9,762	$8,080
Add: Stock-based compensation expense included in reported net income, net of tax	16	36	26	36
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(16)	(85)	(26)	(154)

Pro forma net income	$5,790	$5,424	$9,762	$7,962

Earnings per share:
As reported – Basic earnings per share	$0.39	$0.37	$0.65	$0.55

Pro forma – Basic earnings per share	$0.39	$0.37	$0.65	$0.54

As reported – Diluted earnings per share	$0.38	$0.36	$0.64	$0.53

Pro forma – Diluted earnings per share	$0.38	$0.35	$0.64	$0.52

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
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there should be no additional compensation costs to be recognized for previously granted awards. Additionally, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $2.1 million, $0.3 million, and $0.1 million in fiscal years 2004, 2003 and 2002, respectively.
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2005	2004	2005	2004
Numerator:
Net income	$5,790	$5,473	$9,762	$8,080

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,892	14,837	14,975	14,789
Effect of dilutive stock options	312	473	335	484
Effect of other common stock equivalents	13	2	8	1

Denominator for diluted earnings per share– adjusted weighted average common shares	15,217	15,312	15,318	15,274

Basic Earnings Per Share	$0.39	$0.37	$0.65	$0.55

Diluted Earnings Per Share	$0.38	$0.36	$0.64	$0.53

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
The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2004. The six-months ended June 30, 2004 includes $2.1 million of integration charges that were not included in the six-months ended June 30, 2005. The pro forma information also includes adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangibles. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

Six-months ended
June 30, 2004
Pro forma revenue	$481,455
Pro forma net income	7,906
Pro forma diluted earnings per share	$0.52

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

			Corporate
			and
	Saia	Jevic	Other	Consolidated
As of June 30, 2005 Identifiable assets	$361,299	$153,313	$6,679	$521,291

As of December 31, 2004 Identifiable assets	$348,443	$148,547	$11,748	$508,738

Quarter ended June 30, 2005
Operating revenue	$185,825	$86,061	$—	$271,886
Operating income (loss)	12,507	529	(795)	12,241

Quarter ended June 30, 2004
Operating revenue	$164,604	$83,628	$—	$248,232
Operating income (loss)	9,114	3,587	(1,310)	11,391

Six-months ended June 30, 2005
Operating revenue	$352,789	$172,384	$—	$525,173
Operating income (loss)	21,470	1,047	(1,037)	21,480

Six-months ended June 30, 2004
Operating revenue	$307,420	$166,088	$—	$473,508
Operating income (loss)	15,207	5,468	(2,496)	18,179
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
The Company’s business is highly correlated to the general economy and in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew revenue by 9.5 percent in the second quarter of 2005 over the second quarter of 2004. Revenue growth at Saia was attributable to both improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges, and growth in less-than-truckload (LTL) tonnage. Jevic contributed modestly to the Company’s revenue growth in the second quarter due to increased yield, primarily from fuel surcharges, which offset tonnage declines.
Consolidated operating income was $12.2 million for the second quarter of 2005, an increase of $0.9 million from the prior-year quarter, which was burdened with $1.1 million of integration charges related to the first quarter of 2004 acquisition of Clark Bros. Transfer, Inc. (Clark Bros.). Quarter-over-quarter yield and tonnage increases at Saia were partially by offset higher claims expense from severe accidents and an adverse verdict relating to a 2001 employment matter. The impact of Jevic’s decline in tonnage more than offset the impact of general and administrative cost reductions and other operating efficiency gains in the quarter. Additionally, equity-based incentive compensation expense in the second quarter of 2005 was $0.5 million less than the prior-year quarter as a result of SCST stock price and relative stock price performance of peer companies. The consolidated operating ratio (operating expenses divided by operating revenue) was 95.5 percent in the second quarter of 2005 compared to 95.4 in the second quarter of 2004. The second quarter of the year is generally stronger due to seasonally higher volumes, especially in the month of June.
The Company generated $38.2 million in cash from operating activities through the first six months of the year versus $29.0 million in the prior-year period. The increase in cash flow was partially due to fluctuations in working capital accounts, primarily increases in claims reserves over the prior-year quarter. The Company had net cash used in investing activities of $24.7 million during the first six months of 2005 for the purchase of equipment.
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
Our business is highly correlated to the general economy and in particular, industrial production. It also is impacted by a number of other external factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, claims and insurance expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations
SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended June 30, 2005 and 2004
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2005	2004	’05 v. ’04
Operating Revenue	$271,886	$248,232	9.5%
Operating Expenses:
Salaries, wages and employees’ benefits	146,831	137,283	7.0
Purchased transportation	23,802	23,424	1.6
Depreciation and amortization	12,207	12,154	0.4
Other operating expenses	76,805	63,980	20.0
Operating Income	12,241	11,391	7.5
Operating Ratio	95.5%	95.4%	0.1
Nonoperating Expense	2,334	2,335	(0.0)
Working Capital	49,412	58,390	(15.4)
Cash Flow from Operations	38,174	29,027	31.5
Net Acquisitions of Property and Equipment	24,655	16,079	53.3
Operating Statistics:
LTL Tonnage
Saia	787	759	3.6
Jevic	254	270	(5.8)
Total Tonnage
Saia	949	924	2.7
Jevic	557	580	(4.0)
LTL Shipments
Saia	1,416	1,380	2.6
Jevic	215	222	(3.2)
Total Shipments
Saia	1,438	1,402	2.5
Jevic	250	259	(3.4)
LTL Revenue per hundredweight excluding fuel surcharge
Saia	9.95	9.48	4.9
Jevic	9.68	9.37	3.2
Total Revenue per hundredweight excluding fuel surcharge
Saia	8.95	8.46	5.8
Jevic	6.62	6.54	1.3
Quarter and six-months ended June 30, 2005 vs. quarter and six-months ended June 30, 2004
Revenue and volume
Consolidated revenue increased 9.5 percent to $271.9 million in the second quarter of 2005 from both revenue per hundred weight (yield) improvement and increased fuel surcharge revenue, as well as an overall tonnage increase. While pricing remains competitive for both operating subsidiaries, results for Saia and Jevic included improved quarter-over-quarter yields with larger improvements at Saia. Fuel surcharge revenue, which was 9.0 percent of total revenue in the second quarter of 2005 compared to 5.3 percent of total revenue in the second quarter of 2004, is intended to reduce the Company’s exposure to rising diesel prices.
For the six-months ended June 30, 2005 operating revenues were $525.2 million up 10.9 percent from $473.5 million for the six-months ended June 30, 2004 primarily due to higher yield including significant increases in fuel surcharge revenues along with increased tonnage at Saia. Fuel surcharge revenues increased to 8.4 percent of revenue for the 2005 six-month period compared to 4.8 percent for the prior year period.

Saia operating revenue was $185.8 million in the second quarter of 2005, an increase of 12.9 percent over second quarter 2004 operating revenue of $164.6 million. Saia operating revenue excluding fuel surcharge was $169.5 million in the second quarter of 2005, up 8.6 percent from $156.0 million in the second quarter of 2004. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 4.9 percent to $9.95 per hundredweight for the second quarter of 2005. LTL tonnage was up 3.6 percent to 0.8 million tons and LTL shipments were up 2.6 percent to 1.4 million shipments. Management believes that Saia continues to grow volume and increase yields through high quality service for its customers, from sales initiatives in specific market segments, general economic growth and from industry consolidation. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On May 2, 2005, Saia implemented a 5.9 percent general rate increase for customers comprising this 25 percent of revenue. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the six-months ended June 30, 2005, Saia had operating revenue of $352.8 million versus $307.4 million for the six-months ended June 30, 2004 resulting in a 14.8 percent increase. Saia’s operating revenue excluding fuel surcharge was $323.4 million for the six-months ended June 30, 2005 increasing 10.5 percent from $292.7 million in the six-months ended June 30, 2004. Management believes the increase, exclusive of fuel surcharges, is primarily a result of economic growth, momentum from the 2004 acquisition of Clark Bros. and recent industry consolidation in Saia’s markets.
Jevic had operating revenue of $86.1 million in the second quarter of 2005, a 2.9 percent increase over $83.6 million in the second quarter of 2004. Jevic operating revenue excluding fuel surcharge was $78.0 million in the second quarter of 2005, down 1.5 percent from $79.1 million in the second quarter of 2004. Jevic’s revenue decline is due to a decrease in LTL and truckload volumes partially offset by improved yield. Jevic total revenue per hundredweight excluding fuel surcharge increased 1.3 percent to $6.62 per hundredweight. The increase reflects price improvements on contract renewals, as well as a June 2005 general rate increase (discussed below). Jevic’s tonnage decreased 4.0 percent to 0.6 million tons and shipments were down 3.4 percent to 0.3 million shipments compared to the prior-year quarter. Management believes the decline in tonnage was in part due to a loss of business resulting from service challenges experienced in the fourth quarter of 2004 as well as other competitive and customer specific effects. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 6, 2005, Jevic implemented a 5.6 percent general rate increase for customers comprising this 40 percent of revenue. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the six-months ended June 30, 2005, Jevic had operating revenue of $172.4 million versus $166.1 million for the six-months ended June 30, 2004 resulting in a 3.8 percent increase. Jevic’s operating revenue excluding fuel surcharge was $157.5 million for the six-months ended June 30, 2005 decreasing 0.2 percent from $157.9 million in the six-months ended June 30, 2004. Management believes the decrease, exclusive of fuel surcharges, is primarily a result of a loss of business resulting from service challenges experienced in the fourth quarter of 2004 as well as other competitive and customer specific effects.
Operating expenses and margin
Consolidated operating income increased 7.5 percent to $12.2 million. The current quarter results include higher expenses from severe accidents and an adverse verdict relating to a 2001 employment matter. Last year’s second quarter included $1.1 million in integration charges at Saia, as well as $1.4 million in accident expense higher than the Company’s three year historical average. Quarter-over-quarter price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation and claims expense. The second quarter 2005 operating ratio (operating expenses divided by operating revenue) was 95.5, a 10 basis point increase from 95.4 for the second quarter of 2004. Higher fuel prices (exclusive of a $1.0 million increase in operating taxes and licenses related to fuel), in conjunction with volume changes, caused $9.2 million of the increase in operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased only slightly as decreased utilization almost offset increased cost per mile.
For the six-months ended June 30, 2005, operating income was $21.5 million with an operating ratio of 95.9 compared to operating income of $18.2 million with an operating ratio of 96.2 for the six-months ended June 30, 2004. The benefits of year-over-year volume gains and effective cost management at Saia were partially offset by increased accident expense at both companies and lower profitability at Jevic, primarily due to lower volumes.
Saia had operating income of $12.5 million in the second quarter of 2005 up 37.2 percent from $9.1 million in the second quarter of 2004. The operating ratio at Saia was 93.3 in the current quarter compared to 94.5 in the second quarter of 2004, which included $1.1 million of integration costs. Saia’s operating ratio for the second quarter of 2004 excluding integration charges was 93.8. Saia improved quarter-over-quarter operating income through increased tonnage and prices and overall cost effectiveness. Decreased purchased transportation was partially offset by increased wage and claims expense. During the second quarter of 2005, Saia experienced $2.5 million in higher than anticipated expenses from severe accidents and an unexpected adverse verdict relating to an incident involving a 2001 termination of an employee. In the second quarter of 2004, Saia’s accident expense was $1.4 million higher than their three-year historical average. Saia implemented a wage increase at the beginning of August 2004. Saia’s wage rates averaged 3.3 percent higher in the second quarter of 2005 compared to the second quarter of 2004.
For the six-months ended June 30, 2005, Saia had operating income of $21.5 million and an operating ratio of 93.9 compared to operating income of $15.2 million (inclusive of $2.1 million of integration charges related to the Clark Bros. acquisition) and an operating ratio of 95.1 for the six-months ended June 30, 2004. Operating income improvement for the six-month period ended June 30, 2005 was driven by price and volume gains, effective cost management and the absence of integration charges in the current period that were partially offset by increased claims expense and other structural cost increases including workers’ compensation costs.
Jevic operating income was $0.5 million in the second quarter of 2005, down from $3.6 million in the second quarter of 2004. Second quarter results were unfavorably impacted by a tonnage decline, which hurt fixed cost coverage and contributed to variable cost diseconomies that were only partially offset by salary, general and administrative expense reductions and other operating expense gains. Jevic’s modest yield improvement was less than increased wages and benefits, which reflected increased health care costs of $1.0 million over the prior-year quarter. Jevic implemented a planned wage increase in September 2004. Wage rates averaged 2.9 percent higher in the second quarter of 2005 compared to the second quarter of 2004. Jevic also saw accident expense increase by $0.5 million over the prior year period. The operating ratio at Jevic was 99.4 for the second quarter of 2005 compared to 95.7 for the second quarter of 2004.
For the six-months ended June 30, 2005, Jevic had operating income of $1.0 million and an operating ratio of 99.4 compared to operating income of $5.5 million and an operating ratio of 96.7 for the six-months ended June 30, 2004. The decrease in operating income for the six-months ended June 30, 2005 over the six-months ended June 30, 2004 was primarily a result of the tonnage declines in the six-month period of 2005 over the prior year as discussed above. The diseconomies of the volume declines offset progress that management made on cost management initiatives.
Net holding company operating expenses for the second quarter of 2005 were $0.8 million in excess of costs allocated to the operating companies compared to $1.3 million in the second quarter of 2004. The decrease in net holding company operating expenses was primarily due to $0.5 million lower equity-based compensation charges in the current quarter resulting from both the decline in SCST stock price in the second quarter of 2005 and the decrease in SCST’s stock price performance relative to the stock of SCST’s peers. For the six-months ended June 30, 2005, holding company operating expenses were $1.0 million, down $1.5 million from the prior year six-month period. The decrease in year-to-date holding company operating expenses is primarily related to lower charges for equity-based compensation resulting largely from the decline in SCST stock price in the six-month period and to a lesser extent a decrease in SCST’s stock performance relative to the stock of SCST’s peers.
Other
Substantially all SCST nonoperating expenses represent interest expense and there was no significant change in net interest expense between the quarter and year to date periods. The consolidated effective tax rate increased to 41.2 percent for the six-months ended June 30, 2005 from 38.7 percent for the year ended December 31, 2004, primarily as a result of the favorable resolution of various tax matters in 2004. The notes to the 2004 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2004 provide an analysis of the annual income tax provision and the effective tax rate.
Net income was $5.8 million or $0.38 per diluted share in the second quarter of 2005 compared to net income of $5.5 million or $0.36 per diluted share in the second quarter of 2004. Net income was $9.8 million or $0.64 per diluted share in the first six months of 2005 compared to net income of $8.1 million or $0.53 per diluted share in the first six months of 2004.
Working capital/capital expenditures
Working capital at June 30, 2005 was $49.4 million, which decreased from working capital at June 30, 2004 of $58.4 million primarily due to the amounts used for stock repurchases and the repayment of debt discussed in the financing activities below. Cash flows from operating activities were $38.2 million for the six-months ended June 30, 2005 vs. $29.0 million for the six-months ended June 30, 2004. The increase in cash flows from operations was due to increases in claims reserves, accounts payable and wages, vacations and employee benefits that more than offset seasonal increases in accounts receivable and prepaid expenses. For the six-months ended June 30, 2005 cash used in investing activities was $24.7 million versus $39.6 million in the prior-year six-month period, which included $23.5 million for the acquisition of Clark Bros. The 2005 acquisition of property and equipment is primarily investments in replacement revenue equipment and technology equipment and software. For the six-months ended June 30, 2005, cash used in financing activities was $12.7 million versus cash from financing activities of $0.8 million for the prior-year six months. Current year financing activities included $9.2 million in share repurchases and a $4.0 million net reduction in total debt. The debt reduction included a $5.3 million advance payment on the seller note reflecting the Company’s right of offset for settlement of a claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust. The debt reduction also included $2.7 million in repayment of subordinated notes and $4.0 million in borrowings on the revolving credit facility at June 30, 2005.
Outlook
Our business is highly correlated to the general economy, and in particular, industrial production. For the remainder of 2005, we anticipate a healthy economy, although growth in the industrial sector appears to be slowing somewhat more than the overall economy.
At Saia, we believe a healthy economy and industry consolidation will provide the opportunity for continued improvement in pricing and yield management as well as increased tonnage in existing geography. We expect Saia profitability to improve due to the anticipated revenue strength and cost efficiencies, which should more than offset planned wage increases in August and ongoing increases in employee benefits, fuel, purchased transportation, claims and other costs.
At Jevic, competitive supply-demand fundamentals are not as favorable as at Saia. Jevic’s goal for the second half of 2005 is to achieve meaningful incremental progress over the disappointing first half profitability performance. Given current service performance, improved cost efficiency, expected operating leverage benefits from anticipated volume gains and competitive, but disciplined, pricing, we believe Jevic can be successful in achieving profitability improvement, while providing for an increase in driver and dock wages planned for September.
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
On September 20, 2002, SCST issued $100 million in Senior Notes under a $125 million (amended April 2005 to $150 million) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million (amended November 2003 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. Proceeds from the Senior Notes and a portion of the Credit Agreement were used for payments due Yellow Corporation (Yellow) in connection with the completion of the Company’s Spin-off from Yellow on September 30, 2002.
The Company’s long-term debt at June 30, 2005 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2005, SCST was in compliance with these covenants. In addition, at June 30, 2005, SCST had third party borrowings of approximately $4.0 million outstanding under its Credit Agreement, $13.9 million in subordinated notes and $0.9 million in seller notes from the Clark Bros. acquisition.
On January 31, 2005, the Credit Agreement was amended to increase availability from $75 million to $110 million. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At June 30, 2005,

SCST had $4.0 million under the Credit Agreement, $42.3 million in letters of credit outstanding under the Credit Agreement and availability of $63.7 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2005, SCST was in compliance with these covenants.
On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. During the remainder of the second quarter the Company repurchased 517,300 shares in the open market representing 46 percent or $9.2 million of the total authorized program.
At June 30, 2005 Yellow continues to provide guarantees for certain pre-Spin-off open workers’ compensation claims and casualty claims for which the Company is allocated its prorata share of letters of credit and surety bonds Yellow must maintain for these losses incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, SCST pays Yellow’s actual cost of such collateral it provides to insurance underwriters in support of these claims plus 100 basis points through October 2006 after which time it is cost plus 200 basis points through October 2007. At June 30, 2005, the portion of collateral allocated by Yellow to SCST in support of these claims was $2.6 million.
We expect 2005 net capital expenditures to range from $70 million to $80 million of which approximately two-thirds represents investments at Saia including several strategic real estate opportunities within Saia’s existing network. Including these capital expenditures for real estate in 2005, this represents an approximately $24 million increase from 2004 net capital expenditures for property and equipment. Approximately $26.1 million of the 2005 capital budget was committed at June 30, 2005. Net capital expenditures incurred pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $54.9 million for the year ended December 31, 2004, which were $1.5 million less than 2004 net capital expenditures for acquisition of property and equipment. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, the February 16, 2004 acquisition of Clark Bros. utilized approximately $23.5 million in cash and increased outstanding indebtedness by $6.2 million. However, the Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($8.4 million at June 30, 2005) and availability under its revolving credit facility ($63.7 million at June 30, 2005). In addition to these sources of liquidity, the Company has access, subject to lender approval, to $50 million under its long-term debt facilities, which may be available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its credit facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology, land and structures. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2004 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.0 million for 2005 and decreasing for each year thereafter, based on borrowings outstanding at June 30, 2005.

Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2005 (in millions):

	Payments due by year
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$4.0	$—	$—	$4.0
Long-term debt (1)	—	5.0	11.4	12.4	18.9	67.2	114.9
Operating leases	7.1	11.1	7.8	4.4	2.0	1.1	33.5
Purchase obligations (2)	30.1	20.1	0.1	0.2	—	—	50.5

Total contractual obligations	$37.2	$36.2	$19.3	$21.0	$20.9	$68.3	$202.9

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2004.

(2)	Includes commitments of $46.0 million for capital expenditures.

	Amount of commitment expiration by year
	2005	2006	2007	2008	2009	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$—	$63.7	$—	$—	$63.7
Letters of credit	40.7	4.1	—	—	—	—	44.8
Surety bonds	1.4	1.6	—	—	—	—	3.0

Total commercial commitments	$42.1	$5.7	$—	$63.7	$—	$—	$111.5

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

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition in 2004, SCST allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, SCST assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements that have three-year performance periods. The criteria for awards are SCST’s total shareholder return versus a peer group of companies over the performance period. The Company accrues for plan expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted.
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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “should,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers, fuel, purchased transportation and operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; integration risks; effectiveness of company-specific performance improvement initiatives; maintenance of service performance levels; competitive initiatives and pricing pressures; the occurrence and timing of industry consolidation; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.
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
The following table provides information about SCST third-party financial instruments as of June 30, 2005. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$—	$5.0	$11.4	$11.4	$18.9	$67.2	$113.9	$123.1
Average interest rate	—	7.38%	7.32%	7.33%	7.34%	7.34%
Variable rate debt	$—	$—	$—	$4.9	$—	$—	$4.9	$4.9
Average interest rate	—	—	—	4.43%	—	—
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
During the period covered by this Quarterly Report, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
	(a) Total		of Shares (or	Value) of Shares (or
	Number of	(b) Average	Units) Purchased	Units) that May Yet
	Shares (or	Price Paid per	as Part of Publicly	be Purchased under
	Units)	Share (or	Announced Plans	the Plans or
Period	Purchased	Unit)	or Programs	Programs
April 1, 2005 through April 30, 2005	12,840 (2)	$15.39 (2)	— (1)	$— (1)
May 1, 2005 through May 31, 2005	329,100 (3)	17.13 (3)	328,100 (1)	14,380,266 (1)
June 1, 2005 through June 30, 2005	189,200 (4)	18.80 (4)	189,200 (1)	10,822,709 (1)

Total	531,140		517,300

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. The remaining shares purchased by the Company were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of April 1, 2005 through April 30, 2005.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of May 1, 2005 through May 31, 2005.

(4)	The SCST Executive Capital Accumulation Plan sold 490 shares of SCST stock on the open market at $19.50 per share during the period of June 1, 2005 through June 30, 2005.
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

SCS TRANSPORTATION, INC.
Date: July 27, 2005	/s/ James J. Bellinghausen
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