Form 10-Q
period 2005-09-30
SCS TRANSPORTATION INC
filed 2005-10-28
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2005
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
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 26, 2005
Common Stock, par value $.001 per share	14,473,938

SCS TRANSPORTATION, INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$3,943	$7,499
Accounts receivable	141,927	110,044
Income tax receivable	—	6,592
Prepaid expenses and other	34,214	29,129

Total current assets	180,084	153,264
Property and Equipment, at cost	602,037	569,526
Less-accumulated depreciation	269,849	248,914

Net property and equipment	332,188	320,612
Goodwill, net	30,530	30,841
Other Intangibles, net	1,847	2,398
Other Noncurrent Assets	2,080	1,623

Total assets	$546,729	$508,738

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$52,749	$33,193
Wages, vacations and employees’ benefits	42,401	35,761
Other current liabilities	35,201	28,981
Current portion of long-term debt	2,500	1,263

Total current liabilities	132,851	99,198
Other Liabilities:
Long-term debt	123,281	121,547
Deferred income taxes	51,951	57,662
Claims, insurance and other	21,110	17,789

Total other liabilities	196,342	196,998
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,198,838 and 15,096,087 shares issued at September 30, 2005 and December 31, 2004, respectively	15	15
Additional paid-in-capital	207,066	205,800
Treasury stock, 724,900 and zero shares of common stock at cost at September 30, 2005 and December 31, 2004, respectively	(12,721)	—
Deferred compensation trust, 94,507 and 76,947 shares of common stock at cost at September 30, 2005 and December 31, 2004, respectively	(1,411)	(1,116)
Retained earnings	24,587	7,843

Total shareholders’ equity	217,536	212,542

Total liabilities and shareholders’ equity	$546,729	$508,738

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Income Statements
For the quarter and nine months ended September 30, 2005 and 2004
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2005	2004	2005	2004

Operating Revenue	$284,537	$256,824	$809,711	$730,332

Operating Expenses:
Salaries, wages and employees’ benefits	152,651	143,074	440,169	408,300
Purchased transportation	26,656	25,241	71,473	68,817
Operating expenses and supplies	61,843	48,461	170,525	136,096
Operating taxes and licenses	10,531	9,583	31,566	28,076
Claims and insurance	7,107	6,074	25,789	21,071
Depreciation and amortization	12,253	12,180	36,129	35,957
Operating (gains) and losses	(378)	(1,305)	(1,295)	(1,734)
Integration charges	—	—	—	2,054

Total operating expenses	270,663	243,308	774,356	698,637

Operating Income	13,874	13,516	35,355	31,695

Nonoperating Expenses:
Interest expense	2,388	2,489	7,239	7,296
Other, net	(137)	(19)	(120)	(146)

Nonoperating expenses, net	2,251	2,470	7,119	7,150

Income Before Income Taxes	11,623	11,046	28,236	24,545
Income Tax Provision	4,641	4,494	11,492	9,913

Net Income	$6,982	$6,552	$16,744	$14,632

Average common shares outstanding – basic	14,499	14,910	14,815	14,830

Average common shares outstanding – diluted	14,828	15,345	15,158	15,300

Basic Earnings Per Share	$0.48	$0.44	$1.13	$0.99

Diluted Earnings Per Share	$0.47	$0.43	$1.10	$0.96

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2005 and 2004
(in thousands)
(unaudited)

	Nine Months
	2005	2004
Operating Activities:
Net cash from operating activities	$48,181	$43,453
Investing Activities:
Acquisition of property and equipment	(45,880)	(35,437)
Proceeds from disposal of property and equipment	3,433	7,332
Acquisition of business, net of cash received	—	(23,549)

Net cash used in investing activities	(42,447)	(51,654)
Financing Activities:
Repayment of long-term debt	(8,002)	—
Borrowing of long-term debt	10,886	—
Repurchase of common stock	(12,721)	—
Proceeds from stock option exercises	547	1,118

Net cash (used in) from financing activities	(9,290)	1,118

Net Decrease in Cash and Cash Equivalents	(3,556)	(7,083)
Cash and cash equivalents, beginning of period	7,499	30,870

Cash and cash equivalents, end of period	$3,943	$23,787

Supplemental Cash Flow Information:
Income taxes paid, net	$9,661	$7,939
Interest paid	7,011	6,852
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the quarter and nine-months ended September 30, 2005, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2005.
Organization
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). The accounts of Saia reflect the results of Clark Bros. since February 16, 2004, the acquisition date. The Company merged Clark Bros. into Saia and integrated operations in May 2004 (See Note 3). For the quarter ended September 30, 2005 Saia generated 70 percent and Jevic 30 percent of total revenue.
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
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123”. Under SFAS No. 123 the Company recognizes stock option expense prospectively for all stock option awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted.

The following table illustrates the effect on net income and earnings per share during the quarters and nine-months ended September 30, 2005 and 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” for all stock option grants prior to January 1, 2003, the date the Company adopted SFAS No. 123 (in thousands, except per share data).

	Third Quarter		Nine Months
	2005	2004	2005	2004
Net income, as reported	$6,982	$6,552	$16,744	$14,632
Add: Stock-based compensation expense included in reported net income, net of tax	18	47	44	83
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(18)	(79)	(44)	(233)

Pro forma net income	$6,982	$6,520	$16,744	$14,482

Earnings per share:
As reported – Basic earnings per share	$0.48	$0.44	$1.13	$0.99

Pro forma – Basic earnings per share	$0.48	$0.44	$1.13	$0.98

As reported – Diluted earnings per share	$0.47	$0.43	$1.10	$0.96

Pro forma – Diluted earnings per share	$0.47	$0.42	$1.10	$0.95

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
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2005	2004	2005	2004
Numerator:
Net income	$6,982	$6,552	$16,744	$14,632

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,499	14,910	14,815	14,830
Effect of dilutive stock options	311	432	332	468
Effect of other common stock equivalents	18	3	11	2

Denominator for diluted earnings per share– adjusted weighted average common shares	14,828	15,345	15,158	15,300

Basic Earnings Per Share	$0.48	$0.44	$1.13	$0.99

Diluted Earnings Per Share	$0.47	$0.43	$1.10	$0.96

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
The following unaudited pro forma financial information reflects the consolidated results of operations of SCS Transportation, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2004. The nine-months ended September 30, 2004 includes $2.1 million of integration charges that were not included in the nine-months ended September 30, 2005. The pro forma information also includes adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangibles. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

Nine-months ended
September 30, 2004
Pro forma revenue	$738,279
Pro forma net income	14,459
Pro forma diluted earnings per share	$0.95

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

			Corporate
			and
	Saia	Jevic	Other	Consolidated
As of September 30, 2005
Identifiable assets	$387,659	$154,704	$4,366	$546,729

As of December 31, 2004
Identifiable assets	$348,443	$148,547	$11,748	$508,738

Quarter ended September 30, 2005
Operating revenue	$198,810	$85,727	$—	$284,537
Operating income (loss)	13,406	1,414	(946)*	13,874

Quarter ended September 30, 2004
Operating revenue	$172,307	$84,517	$—	$256,824
Operating income (loss)	10,526	2,832	158	13,516

Nine-months ended September 30, 2005
Operating revenue	$551,599	$258,112	$—	$809,711
Operating income (loss)	34,876	2,461	(1,982)*	35,355

Nine-months ended September 30, 2004
Operating revenue	$479,727	$250,605	$—	$730,332
Operating income (loss)	25,734	8,300	(2,339)	31,695

*	- Includes $0.8 million severance costs related to a management change at Jevic.
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
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew revenue by 10.8 percent in the third quarter of 2005 over the third quarter of 2004. Revenue growth at Saia was attributable to both improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges, and growth in less-than-truckload (LTL) tonnage. Jevic contributed modestly to the Company’s revenue growth in the third quarter due to increased yield, primarily from fuel surcharges, which offset tonnage declines.
Consolidated operating income was $13.9 million for the third quarter of 2005, an increase of $0.4 million from the prior-year quarter despite hurricane impacts which disrupted operations and a $0.8 million severance charge at the holding company for a management change at Jevic. Neither the Company nor the Company’s insurance underwriters have completed an assessment of Saia’s business interruption claim. Any insurance recovery from lost revenue and extra expense incurred will be recorded when the Company has reached a negotiated settlement with the insurance underwriter as to the amount of the recovery. The prior-year quarter was burdened with a $1.9 million charge for Jevic workers’ compensation costs, which resulted from unfavorable development of prior year claims, partially offset by a $0.6 million real estate gain. Quarter-over-quarter yield and tonnage increases at Saia were partially offset by extra expense incurred in Saia’s post-hurricane service recovery effort. The impact of Jevic’s decline in tonnage more than offset the impact of general and administrative cost reductions and other operating efficiency gains in the quarter. The consolidated operating ratio (operating expenses divided by operating revenue) was 95.1 percent in the third quarter of 2005 compared to 94.7 percent in the third quarter of 2004. The third quarter of the year is generally strongest due to seasonally higher volumes, especially in the month of September. Additionally, wage rate increases were implemented to varying degrees at both Saia and Jevic during the third quarter of both years.
The Company generated $48.2 million in cash from operating activities through the first nine months of the year versus $43.5 million in the prior-year period. The increase in cash flow from operating activities was primarily due to fluctuations in working capital accounts along with higher year-to-date earnings compared to the prior nine-month period. The Company had net cash used in investing activities of $42.4 million during the first nine months of 2005 for the purchase of property and equipment. The Company’s cash used in financing activities during the first nine months of 2005 included $12.7 million of share repurchases.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of SCS Transportation, Inc. (also referred to as “SCST” and the “Company”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements, and our 2004 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
SCST is an asset-based transportation company providing regional and interregional LTL services and selected national LTL, truckload (TL) and time-definite service solutions to a broad base of customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey.
Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits, purchased transportation, claims and insurance expense, fuel and maintenance; and our ability to match operating costs to shifting volume levels. The Company measures yield (revenue per hundred weight) both including and excluding fuel surcharge. Fuel surcharges have remained in effect for several years and have become an increasingly significant component of revenue. Fuel surcharge has also become a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under fuel surcharge and other accessorial programs.
Results of Operations
SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended September 30, 2005 and 2004
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2005	2004	’05 v. ’04
Operating Revenue	$284,537	$256,824	10.8%
Operating Expenses:
Salaries, wages and employees’ benefits	152,651	143,074	6.7
Purchased transportation	26,656	25,241	5.6
Depreciation and amortization	12,253	12,180	0.6
Other operating expenses	79,103	62,813	25.9
Operating Income	13,874	13,516	2.6
Operating Ratio	95.1%	94.7%	0.4
Nonoperating Expense	2,251	2,470	(8.9)
Working Capital	47,233	57,310	(17.6)
Cash Flow from Operations	48,181	43,453	10.9
Net Acquisitions of Property and Equipment	42,447	28,105	51.0
Operating Statistics:
LTL Tonnage
Saia	821	764	7.4
Jevic	250	266	(6.1)
Total Tonnage
Saia	991	924	7.2
Jevic	544	567	(4.0)
LTL Shipments
Saia	1,477	1,398	5.6
Jevic	209	221	(5.4)
Total Shipments
Saia	1,500	1,420	5.7
Jevic	243	257	(5.2)
LTL Revenue per hundredweight excluding fuel surcharge
Saia	9.97	9.81	1.6
Jevic	9.62	9.63	(0.2)
Total Revenue per hundredweight excluding fuel surcharge
Saia	9.00	8.79	2.4
Jevic	6.64	6.72	(1.2)
LTL Revenue per hundredweight including fuel surcharge
Saia	11.22	10.46	7.4
Jevic	10.89	10.28	6.0
Total Revenue per hundredweight including fuel surcharge
Saia	10.05	9.33	7.7
Jevic	7.52	7.17	4.9

Quarter and nine-months ended September 30, 2005 vs. quarter and nine-months ended September 30, 2004
Revenue and volume
Consolidated revenue increased 10.8 percent to $284.5 million in the third quarter of 2005 from both revenue per hundred weight (yield) improvement at Saia and increased fuel surcharge revenue, as well as an overall tonnage increase at Saia. Consolidated revenue was adversely impacted by hurricanes in the third quarter of 2005, primarily at Saia. While pricing remains competitive for both operating subsidiaries, Saia results included improved quarter-over-quarter yields while Jevic results included a decline in yield excluding fuel surcharge. Fuel surcharge revenue, which was 10.7 percent of total revenue in the third quarter of 2005 compared to 5.9 percent of total revenue in the third quarter of 2004, is intended to reduce the Company’s exposure to rising diesel prices.
For the nine-months ended September 30, 2005 operating revenues were $809.7 million up 10.9 percent from $730.3 million for the nine-months ended September 30, 2004 primarily due to higher yield including increases in fuel surcharge revenues along with increased tonnage at Saia. Fuel surcharge revenues increased to 9.2 percent of total revenue for the 2005 nine-month period compared to 5.2 percent of total revenue for the prior year period.
Saia operating revenue was $198.8 million in the third quarter of 2005, an increase of 15.4 percent over third quarter 2004 operating revenue of $172.3 million. Saia operating revenue excluding fuel surcharge was $178.0 million in the third quarter of 2005, up 9.6 percent from $162.3 million in the third quarter of 2004. Two hurricanes in the third quarter of 2005 caused property damage to some of Saia’s Gulf Coast terminals and disrupted operations, which adversely impacted current quarter results. LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 1.6 percent to $9.97 per hundredweight for the third quarter of 2005. LTL tonnage was up 7.4 percent to 0.8 million tons and LTL shipments were up 5.6 percent to 1.5 million shipments. Management believes that Saia continues to grow volume and increase yields through high quality service for its customers, sales initiatives in specific market segments, general economic growth and industry consolidation. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On May 2, 2005, Saia implemented a 5.9 percent general rate increase for customers comprising this 25 percent of revenue. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the nine-months ended September 30, 2005, Saia had operating revenue of $551.6 million versus $479.7 million for the nine-months ended September 30, 2004 resulting in a 15.0 percent increase. Saia’s operating revenue excluding fuel surcharge was $501.4 million for the nine-months ended September 30, 2005 increasing 10.2 percent from $455.1 million in the nine-months ended September 30, 2004. Management believes the increase, exclusive of fuel surcharges, is primarily a result of economic growth, momentum from the 2004 acquisition of Clark Bros. and recent industry consolidation in Saia’s markets.
Jevic had operating revenue of $85.7 million in the third quarter of 2005, a 1.4 percent increase over $84.5 million in the third quarter of 2004. Jevic operating revenue excluding fuel surcharge was $76.1 million in the third quarter of 2005, down 4.1 percent from $79.4 million in the third quarter of 2004. Jevic’s revenue decline is due to a decrease in LTL and truckload volumes and a slight decline in yield. Jevic total revenue per hundredweight excluding fuel surcharge decreased 1.2 percent to $6.64 per hundredweight. The decrease in total yield reflects a decrease in LTL tonnage as a percentage of total tonnage from 46.9 percent in the third quarter of 2004 to 46.0 percent in the third quarter of 2005. Jevic’s total tonnage decreased 4.0 percent to 0.5 million tons and shipments were down 5.2 percent to 0.2 million shipments compared to the prior-year quarter. Management believes the decline in tonnage was in part due to a loss of business resulting from service challenges experienced in the fourth quarter of 2004 as well as other competitive and customer specific effects. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 6, 2005, Jevic implemented a 5.6 percent general rate increase for customers comprising this 40 percent of revenue. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the nine-months ended September 30, 2005, Jevic had operating revenue of $258.1 million versus $250.6 million for the nine-months ended September 30, 2004 resulting in a 3.0 percent increase. Jevic’s operating revenue excluding fuel surcharge was $233.7 million for the nine-months ended September 30, 2005 decreasing 1.5 percent from $237.3 million in the nine-months ended September 30, 2004. Management believes the decrease, exclusive of fuel surcharges, is primarily a result of a loss of business resulting from service challenges experienced in the fourth quarter of 2004 as well as other competitive and customer specific effects.

Operating expenses and margin
Consolidated operating income increased 2.7 percent to $13.9 million. Two hurricanes (Katrina and Rita) caused property damage to some of Saia’s Gulf Coast terminals and disrupted operations, which adversely impacted third quarter consolidated results. In the month prior to Hurricane Katrina, revenues in the most severely impacted terminals (Gulf Port and New Orleans) represented about 2.8 percent of consolidated revenues. In addition to lost revenue due to these storms, service recovery efforts at Saia resulted in significant incremental wage and other operating and administrative expenses in the current quarter. Neither the Company nor the Company’s insurance underwriters have completed an assessment of Saia’s pending business interruption claim. Any insurance recovery from lost revenue and extra expense incurred will be recorded when the Company has reached a negotiated settlement with the insurance underwriter as to the amount of the recovery. Also in the third quarter of 2005, the holding company recorded a $0.8 million severance charge for a management change at Jevic. In addition, consolidated claims and insurance expense increased approximately $1.0 million, largely due to higher cargo claims expense at Saia. Consolidated operating results were negatively impacted by lower operating margins at Jevic due primarily to a tonnage decline, which contributed to variable cost diseconomies. Last year’s third quarter included a $1.9 million charge for workers’ compensation costs at Jevic, which resulted from unfavorable development of prior-year claims, partially offset by a $0.6 million gain on sale of real estate. The third quarter of 2005 operating ratio (operating expenses divided by operating revenue) was 95.1 percent, a 40 basis point increase from 94.7 percent for the third quarter of 2004. Higher fuel prices (exclusive of a $1.0 million increase in operating taxes and licenses related to fuel), in conjunction with volume changes, caused $11.5 million of the increase in operating expenses and supplies. Purchased transportation expenses increased 5.6 percent as decreased utilization was more than offset by increased cost per mile largely driven by both capacity constraints and fuel price increases. Increased revenues from the fuel surcharge program offset the effect of these fuel price increases.
For the nine-months ended September 30, 2005, operating income was $35.4 million with an operating ratio of 95.6 percent compared to operating income of $31.7 million with an operating ratio of 95.7 percent for the nine-months ended September 30, 2004. The benefits of year-over-year volume gains and effective cost management at Saia were partially offset by the impact of hurricanes in the third quarter of 2005 which disrupted operations and added extra expense for service recovery, increased accident expense at both companies and lower profitability at Jevic, primarily due to lower volumes.
Saia had operating income of $13.4 million in the third quarter of 2005 up 27.4 percent from $10.5 million in the third quarter of 2004. The operating ratio at Saia was 93.3 percent in the current quarter, a 60 basis point improvement from the third quarter of 2004. Saia improved quarter-over-quarter operating income through increased tonnage and prices and overall cost effectiveness, despite impacts of two hurricanes during the current quarter. In addition to lost revenue due to these storms, service recovery efforts at Saia resulted in significant incremental wage and other operating and administrative expenses in the current quarter. (Neither the Company nor the Company’s insurance underwriters have completed an assessment of Saia’s pending business interruption claim. Any insurance recovery from lost revenue and extra expense incurred will be recorded when the Company has reached a negotiated settlement with the insurance underwriter as to the amount of the recovery.) In addition, current quarter cargo claim expense at Saia was $1.0 million higher than in the prior-year third quarter. Saia implemented a wage increase at the beginning of August 2005. Saia’s wage rates averaged 2.9 percent higher in the third quarter of 2005 compared to the third quarter of 2004.
For the nine-months ended September 30, 2005, Saia had operating income of $34.9 million and an operating ratio of 93.7 percent compared to operating income of $25.7 million (inclusive of $2.1 million of integration charges related to the Clark Bros. acquisition) and an operating ratio of 94.6 percent for the nine-months ended September 30, 2004. Operating income improvement for the nine-month period ended September 30, 2005 was driven by price and volume gains, effective cost management and the absence of integration charges in the current period that were partially offset by extra expense associated with service recovery efforts from the hurricanes, increased claims expense and other structural cost increases including increases in wage rates and health care costs.
Jevic operating income was $1.4 million in the third quarter of 2005, down from $2.8 million in the third quarter of 2004. Last year’s third quarter included a $1.9 million charge for workers’ compensation costs at Jevic, which resulted from unfavorable development of prior-year claims, partially offset by a $0.6 million real estate gain. Current-quarter results were unfavorably impacted by a tonnage decline, which hurt fixed cost coverage and contributed to variable cost diseconomies that were only partially offset by salary, general and administrative expense reductions and other operating expense savings. Jevic’s modest yield decline and increased wages and benefits contributed to the operating income decline. Jevic implemented a planned driver and dock wage increase in September 2005. Wage rates averaged 3.0 percent higher in the third quarter of 2005 compared to the third quarter of 2004 including the impacts of planned wage increases, headcount reductions and other mix changes. The operating ratio at Jevic was 98.4 percent for the third quarter of 2005 compared to 96.6 percent for the third quarter of 2004.
For the nine-months ended September 30, 2005, Jevic had operating income of $2.5 million and an operating ratio of 99.0 percent compared to operating income of $8.3 million and an operating ratio of 96.7 percent for the nine-months ended September 30, 2004. The decrease in operating income for the nine-months ended September 30, 2005 over the nine-months ended September 30, 2004 was primarily a result of the tonnage declines in the nine-month period of 2005 over the prior year as discussed above. The diseconomies of the volume declines offset progress that management made on cost initiatives.
Net holding company operating expenses for the third quarter of 2005 were $0.9 million in excess of costs allocated to the operating companies compared to $0.2 million in benefit from allocations in excess of costs incurred in the third quarter of 2004. The increase in net holding company operating expenses was primarily due to a $0.8 million severance charge for a management change at Jevic. For the nine-months ended September 30, 2005, holding company operating expenses were $2.0 million, down $0.4 million from the prior year nine-month period. The decrease in year-to-date holding company operating expenses is primarily related to lower charges for equity-based compensation resulting largely from the decline in SCST stock price in the nine-month period and a decrease in SCST’s stock performance relative to the stock of SCST’s peers and was partially offset by the severance charge previously described.
Other
Substantially all SCST nonoperating expenses represent interest expense which was $2.4 million for the third quarter of 2005, down $0.1 million from the third quarter of 2004. Other, net increased by $0.1 million due to the increase in the value of investments in the Company’s deferred compensation plan. The consolidated effective tax rate increased to 40.7 percent for the nine-months ended September 30, 2005 from 38.7 percent for the year ended December 31, 2004, primarily as a result of the favorable resolution of various tax matters in 2004. The notes to the 2004 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2004 provide an analysis of the annual income tax provision and the effective tax rate.
Net income was $7.0 million or $0.47 per diluted share in the third quarter of 2005 compared to net income of $6.6 million or $0.43 per diluted share in the third quarter of 2004. Earnings per share benefited from the Company’s stock repurchase program that continued during the third quarter. Net income was $16.7 million or $1.10 per diluted share in the first nine months of 2005 compared to net income of $14.6 million or $0.96 per diluted share in the first nine months of 2004.
Working capital/capital expenditures
Working capital at September 30, 2005 was $47.2 million, which decreased from working capital at September 30, 2004 of $57.3 million primarily due to the amounts used for stock repurchases and the repayment of debt discussed in the financing activities below. Cash flows from operating activities were $48.2 million for the nine-months ended September 30, 2005 vs. $43.5 million for the nine-months ended September 30, 2004. The increase in cash flows from operations was due to increases in claims reserves, accounts payable and wages, vacations and employee benefits that more than offset seasonal increases in accounts receivable and hurricane-related working capital increases. For the nine-months ended September 30, 2005 cash used in investing activities was $42.4 million versus $51.7 million in the prior-year nine-month period, which included $23.5 million for the acquisition of Clark Bros. The 2005 acquisition of property and equipment is primarily investments in replacement revenue equipment and technology equipment and software. For the nine-months ended September 30, 2005, cash used in financing activities was $9.3 million versus cash from financing activities of $1.1 million for the prior-year nine months. Current year financing activities included $12.7 million in share repurchases and a $2.9 million net increase in total debt. The increase in debt reflects $10.9 million in borrowings on the revolving credit facility at September 30, 2005, net of a $5.3 million advance payment on the seller note reflecting the Company’s right of offset for settlement of a claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust and $2.7 million in repayment of subordinated notes.
Outlook
Our business is highly correlated to the general economy and, in particular, industrial production. For the remainder of 2005, we anticipate a healthy economy, although growth in the industrial sector appears to be slowing somewhat more than the overall economy.
At Saia, we believe a healthy economy and industry consolidation will provide the opportunity for continued improvement in pricing and yield management as well as increased tonnage in existing geography. We expect Saia profitability to improve due to the anticipated revenue strength, cost efficiencies and decrease in extra expenses incurred in connection with the hurricanes, which should more than offset ongoing increases in wages, employee benefits, fuel, purchased transportation, claims and other costs.
At Jevic, competitive supply-demand fundamentals are not as favorable as at Saia. Jevic’s goal for the remainder of 2005 and into 2006 is to achieve meaningful incremental progress over the disappointing first three quarters profitability performance. Given current service performance, improved cost efficiency, inclusive of the increase in driver and dock wages implemented in September, expected operating leverage benefits from anticipated volume gains and competitive, but disciplined, pricing, we believe Jevic can be successful in achieving profitability improvement.
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
The Company’s long-term debt at September 30, 2005 includes $100 million in Senior Notes that are unsecured with a fixed interest rate of 7.38 percent and an average maturity of eight years. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2005, SCST was in compliance with these covenants. In addition, at September 30, 2005, SCST had third party borrowings of approximately $10.9 million outstanding under its Credit Agreement, $14.0 million in subordinated notes and a $0.9 million seller note from the Clark Bros. acquisition.
On January 31, 2005, the Credit Agreement was amended to increase availability from $75 million to $110 million. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At September 30, 2005, SCST had $10.9 million outstanding under the Credit Agreement, $40.4 million in letters of credit outstanding under the Credit Agreement and remaining availability of $58.7 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital, letter of credit requirements and general purposes as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2005, SCST was in compliance with these covenants.
On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. During the remainder of the second quarter and third quarter the Company repurchased 724,900 shares in the open market representing 64 percent, or $12.7 million, of the total authorized program.
At September 30, 2005 Yellow continues to provide guarantees for certain pre-Spin-off open workers’ compensation claims and casualty claims for which the Company is allocated its prorata share of letters of credit and surety bonds Yellow must maintain for these losses incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, SCST pays Yellow’s actual cost of such collateral it provides to insurance underwriters in support of these claims plus 100 basis points through October 2006 after which time it is cost plus 200 basis points through October 2007. At September 30, 2005, the portion of collateral allocated by Yellow to SCST in support of these claims was $2.6 million.

We expect 2005 net capital expenditures to range from $65 million to $75 million of which approximately two-thirds represents investments at Saia including several strategic real estate opportunities within Saia’s existing network. Including these capital expenditures for real estate in 2005, this represents an approximately $18.6 million increase from 2004 net capital expenditures for property and equipment. Approximately $22.6 million of the remaining 2005 capital budget was committed at September 30, 2005. Net capital expenditures incurred pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have substantially funded its capital expenditure requirements. Cash flows from operations were $54.9 million for the year ended December 31, 2004, which were $1.5 million less than 2004 net capital expenditures for acquisition of property and equipment. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, the February 16, 2004 acquisition of Clark Bros. utilized approximately $23.5 million in cash and increased outstanding indebtedness by $6.2 million. However, the Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($3.9 million at September 30, 2005) and availability under its revolving credit facility ($58.7 million at September 30, 2005). In addition to these sources of liquidity, the Company has access, subject to lender approval, to $50 million under its long-term debt facilities, which may be available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its credit facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology, land and structures. However, the Company does anticipate a temporary increase in its working capital requirements during the fourth quarter of 2005 due to hurricane-related effects. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2004 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.7 million for 2005 and decreasing for each year thereafter, based on borrowings outstanding at September 30, 2005.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2005 (in millions):

	Payments due by year
	2005	2006	2007	2008	2009	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$10.9	$—	$—	$10.9
Long-term debt (1)	—	5.0	11.4	12.4	18.9	67.2	114.9
Operating leases	3.6	12.0	9.0	5.2	2.7	1.9	34.4
Purchase obligations (2)	27.6	20.4	0.5	0.2	—	—	48.7

Total contractual obligations	$31.2	$37.4	$20.9	$28.7	$21.6	$69.1	$208.9

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2004.

(2)	Includes commitments of $42.5 million for capital expenditures.

	Amount of commitment expiration by year
	2005	2006	2007	2008	2009	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$—	$58.7	$—	$—	$58.7
Letters of credit	0.8	42.2	—	—	—	—	43.0
Surety bonds	—	5.6	—	—	—	—	5.6

Total commercial commitments	$0.8	$47.8	$—	$58.7	$—	$—	$107.3

Critical Accounting Policies And Estimates
SCST makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of SCST include:
•	Claims and Insurance Accruals. SCST has self-insured retention limits generally ranging from $250,000 to $2,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For only the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program. The liabilities associated with the risk retained by SCST are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of SCST differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.
•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility. Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers. Since the cycle for pick up and delivery of shipments is generally 1-3 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections. Billing adjustments are primarily made for discounts and billing corrections. These estimates are continuously evaluated and updated; however, changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.
•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.
•	Recovery of Goodwill. In connection with its acquisition in 2004, SCST allocated the purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, SCST assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings would be required.
•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements that have three-year performance periods. The criteria for awards are SCST’s total shareholder return versus a peer group of companies over the performance period. The Company accrues for plan expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted.
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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “should,” “estimate,” “expect,” “project,” “intend,” “plan,” “predict,” “believe,” “opinion,” “goal” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Report. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; labor relations; cost and availability of qualified drivers, fuel, purchased transportation, insurance coverage, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; integration risks; effectiveness of company-specific performance improvement initiatives; maintenance of service performance levels; competitive initiatives and pricing pressures including fuel surcharges and other accessorial charges; the occurrence and timing of industry consolidation; terrorism risks; insurance claim recoveries; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.
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

The following table provides information about SCST third-party financial instruments as of September 30, 2005. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2005
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Fixed rate debt	$—	$5.0	$11.4	$11.4	$18.9	$67.2	$113.9	$120.6
Average interest rate	—	7.38%	7.32%	7.33%	7.34%	7.34%
Variable rate debt	$—	$—	$—	$11.8	$—	$—	$11.8	$11.8
Average interest rate	—	—	—	5.25%	—	—
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
					(c) Total Number of	(d) Maximum Number (or
					Shares (or Units)	Approximate Dollar Value)
	(a) Total Number of				Purchased as Part of	of Shares (or Units) that
	Shares (or Units)		(b) Average Price Paid		Publicly Announced Plans	May Yet be Purchased under
Period	Purchased		per Share (or Unit)		or Programs	the Plans or Programs
July 1, 2005 through July 31, 2005	81,720	(2)	$17.87	(2)	77,600 (1)	$9,435,764 (1)
August 1, 2005 through August 31, 2005	530	(3)	16.29	(3)	— (1)	9,435,764 (1)
September 1, 2005 through September 30, 2005	130,530	(4)	16.58	(4)	130,000 (1)	7,279,159 (1)

Total	212,780				207,600

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. The remaining shares purchased by the Company were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of July 1, 2005 through July 31, 2005.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of August 1, 2005 through August 31, 2005.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of September 1, 2005 through September 30, 2005.
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

SCS TRANSPORTATION, INC.

Date: October 28, 2005	/s/ James J. Bellinghausen James J. Bellinghausen
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