Form 10-K
period 2005-12-31
SCS TRANSPORTATION INC
filed 2006-02-17
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑
Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $257,635,064 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 16, 2006 was 14,619,662.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2005, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 20, 2006 have been incorporated by reference into Part III of this Form 10-K.

PART I.
Item 1. Business
Overview
SCS Transportation, Inc. (SCST or the Company) is a leading asset-based trucking transportation company that provides a variety of trucking transportation and supply chain solutions to a broad range of industries, including the retail, chemical and manufacturing industries. Through our operating subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic), we serve a wide variety of customers by offering regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States. None of our approximately 9,600 employees is represented by a union.
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
We operate two business segments, Saia and Jevic. In 2005, Saia generated revenue of $754 million and operating income of $55.3 million. In 2004, Saia generated revenue of $645 million and operating income of $35.8 million. In 2005, Jevic generated revenue of $345 million and operating income of $3.1 million. In 2004, Jevic generated revenue of $337 million and operating income of $8.9 million. Information regarding revenues and operating income of Saia and Jevic are contained in the notes to our audited consolidated financial statements contained in this annual report.
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
Saia has invested substantially in technology, training and business processes to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia to provide its trademarked Customer Service Indicators ® program, allowing customers to monitor service performance on a wide array of attributes. Customers can access the information via the Internet to help manage their shipments. The Customer Service Indicators ® (CSI’s) measure the following: on-time pickup; on-time delivery; claim free shipments; claims settled within 30 days; proof of delivery request turnaround; and invoicing accuracy. The CSI’s provide both Saia and the customer with a report card of overall service levels.
As of December 31, 2005, Saia operated a network comprised of 128 service facilities. In 2005, the average Saia shipment weighed approximately 1,330 pounds and traveled an average distance of approximately 600 miles. In March 2001, Saia successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern less-than-truckload carrier serving eleven states with approximately 600 employees. The operations of Clark Bros. were successfully integrated into Saia in May 2004 bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The expanded Saia now serves 30 states. Saia had approximately 7,100 employees at December 31, 2005.
Jevic Transportation, Inc.
Founded in 1981, Jevic is a specialized LTL transportation services provider that also offers selected TL and time-definite services throughout the continental United States and portions of Canada. Jevic specializes in offering its customers standard and customized regional transportation solutions based on its non-traditional Breakbulk-Free ® operating model, often eliminating the need to rehandle freight at interim and destination service facilities. In 2005, the average shipment weight was approximately 4,500 pounds, and the average shipment distance was approximately 750 miles. Jevic had approximately 2,500 employees at December 31, 2005.
The Jevic approach offers customers a broad line of LTL, TL and time-definite services that can accommodate a wider range of shipment sizes and trip lengths than traditional regional carriers. Jevic develops integrated solutions for customers designed to lower their overall supply chain costs, which can include direct-to-customer deliveries, multi-shipper order consolidation for their inbound supplies, and express and time-definite deliveries. Approximately half of the Jevic trailers are heated and service customers requiring freeze protection. Jevic is a partner with the American Chemical Council Responsible Care Program and derives approximately 40 percent of its revenue from chemical and chemical-related sectors.
Industry
According to an American Trucking Associations report, in 2004 the trucking industry accounted for 88 percent of total domestic freight revenue, or $671 billion, and 68 percent of domestic freight volume. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability, shipment integrity and speed than other surface transportation options.
The trucking industry consists of three segments, including private fleets and two “for-hire” carrier groups. The private carrier segment generated approximately $294 billion in revenue or 44 percent of total trucking revenue and consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” groups, TL and LTL, are based on the typical shipment sizes handled by transportation service companies. TL refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds.
SCST is primarily an LTL carrier. The LTL segment accounted for approximately $65 billion of revenue in 2004, or 10 percent of total trucking revenue, according to the American Trucking Associations.
LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service facilities and then transported from there to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:
•	Regional — Average distance is typically less than 500 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional — Average distance is usually between 500 and 1,000 miles with a focus on serving two- and three-day markets.

•	National — Average distance is typically in excess of 1,000 miles with a focus on service in two- to five-day markets. National providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service facilities, multiple distribution facilities, and a relay network. To gain service and cost advantages, they occasionally ship directly between service facilities, reducing intermediate handling.
Over the last several years there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple subgroups. For example, a number of companies are focusing on serving regional overnight lanes, as well as serving two- and three-day markets, between adjacent regions.
Saia operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes. Although Jevic focuses on the LTL sector, its non-traditional operating model allows it to provide high quality service across sector boundaries of weight (LTL and TL), distance (regional, interregional and national) and speed (time-definite).
The TL segment is the largest portion of the “for-hire” truck transportation market. In 2004 the TL segment generated approximately $312 billion in revenue or 46 percent of total trucking revenue, according to the American Trucking Associations. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time, making multiple delivery stops.
Because TL carriers do not require an expansive network to provide point-to-point service, the overall cost structure of TL participants is typically lower relative to LTL service providers. The segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a TL company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. While Saia does not compete extensively in the TL sector, Jevic derives approximately one-third of its revenues from TL services, mostly partial TL shipments loaded with other LTL shipments.
Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment, largely due to the number of transactions and number of customers served on a daily basis. Saia, for example, picks up approximately 23,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment, with a few large national carriers and several large regional carriers.
Business Strategy
Saia has grown over the last decade through a combination of organic growth and the integration or “tuck-in” of smaller trucking companies. In 2001 Saia integrated WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest, and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004 Saia acquired and integrated Clark Bros., a Midwestern less-than-truckload carrier serving eleven states. Saia has successfully integrated these companies, which had contiguous regional coverage with minimal overlap. Jevic, acquired by Yellow in 1999, was seen as an opportunity to acquire a complementary business that would offer additional growth potential to the more traditional LTL network service.
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
The foundation of both Saia’s growth strategy and Jevic’s profitability improvement strategy is consistent delivery of high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.
Increase density in existing geographies.
Both Saia and Jevic gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be 15 percent or even higher. This improves margins, asset turnover and return on capital. At Saia, we actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from the general economy, industry consolidation and specific sales and marketing initiatives. At Jevic, volume declines in 2005, especially in LTL tonnage, hurt fixed cost coverage. Jevic’s focus is on increasing sales resources to drive improved LTL tonnage trends in core geographies, where incremental density benefits are expected to be the greatest.

Manage yields and business mix.
This strategy involves managing both the pricing process and the mix of customers and segments, in ways that allow our networks to operate more profitably. At Saia, while regional pricing remains highly competitive, it has improved in 2005 relative to trends in 2003 and the first half of 2004 and should continue to benefit if the economy remains healthy, industry consolidation continues and capacity remains tight as management expects. At Jevic, pricing in 2005 was challenging due to less favorable competitive and supply/demand factors, as well as carryover effects of service challenges in the latter third of 2004.
Continue focus on improving operating efficiencies.
Saia has management initiatives and ongoing establishment of comprehensive operating best practices focused on continuing to improve operating efficiency. These initiatives help offset a variety of structural cost increases like casualty insurance, wage rates and health care benefits. We believe Saia continues to be well positioned to manage costs and asset utilization and we believe we will continue to see new opportunities for cost savings. Jevic’s volume decline in 2005 hurt fixed cost coverage and contributed to variable diseconomies that were only partially offset by salary and other general and administrative expense reductions and other operating expense savings. Hours of service regulatory changes in 2004 and 2005 have increased Jevic’s cost of doing business. In 2006, in addition to revenue initiatives outlined above, Jevic is implementing network optimization initiatives to improve utilization of both tractors and drivers, while continuing to focus on opportunities for other operating efficiencies.
Prepare the organization for future growth.
Our primary focus within organizational development is maintaining sound relationships with our current employees. We invest in our employees thorough internal communications and training programs and are committed to providing competitive wages and benefits to our employees.
We believe it is also important to invest in the development of human resources, technology capabilities and strategic real estate that are designed to position our Company for future growth to meet the increasing demands of the marketplace.
Expand geographic footprint.
We plan to pursue additional geographic expansion at Saia because we believe it promotes profitability growth and improves our customer value proposition. For example, we believe Saia’s 2004 acquisition of Clark Bros. accounted for the some of Saia’s strongest revenue trends, which were shipments into and out of this new geography.
Management may consider acquisitions for Saia from time to time to help expand geographic reach while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience in 2001 in integrating WestEx and Action Express into Saia and in 2004 in integrating Clark Bros. into Saia.
Seasonality
Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest while the third quarter is the strongest.
Labor
Most LTL companies, including Saia and Jevic, and virtually all TL companies are not subject to collective bargaining agreements.
In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers and union carriers are subject to certain contingent multi-employer pension liabilities. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is a major consideration in the regional LTL sector, as flexibility is important to meet the service levels required by customers.

Our employees are not represented by a collective bargaining unit allowing for better communications and employee relations, stronger future growth prospects, as well as improved efficiencies and customer service capabilities.
Competition
Although there is industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.
SCST focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the national and two-day markets and a large number of shorter-haul or regional transportation companies in the two-day and overnight markets. Since 2000, Jevic has faced additional competition in primarily Northeast markets from a company that employs numerous former Jevic employees and that actively solicits business from Jevic customers. SCST also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.
Regulation
The trucking industry has been substantially deregulated and rates and services are now largely free of regulatory controls, although federal and state authorities retain the right to require compliance with safety and insurance requirements. The trucking industry remains subject to regulatory and legislative changes that can have a material adverse effect on our operations.
Key areas of regulatory activity include:
Department of Homeland Security.
The trucking industry is working closely with government agencies to define and implement improved security processes. The Transportation Security Administration continues to focus on trailer security, driver identification, security clearance and border-crossing procedures. These and other safety and security measures such as rules for transportation of hazardous materials could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries to customers.
Department of Transportation.
Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) issued in August 2005, amended rules on motor carrier driver hours of service, which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These amended rules replaced those vacated by the courts in July 2004. The Company’s operations were adjusted to comply with these new rules, and while Saia’s base operations were not materially affected, Jevic’s cost of doing business did increase and both subsidiaries experienced deterioration in the cost, availability and reliability of purchased transportation. Revisions to these new rules, as a result of pending or future legal challenges, or any future requirements for on board recorders, could impact our operations, further tighten the market for qualified drivers, and put additional upward pressure on driver wages and purchased transportation.
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
Food and Drug Administration.
As transportation providers of foodstuffs, our companies have had to comply with all rules issued by the Food and Drug Administration to provide security of food and foodstuffs throughout the supply chain. We believe that we are currently in substantial compliance with applicable Food and Drug Administration rules and that the cost of compliance has not materially affected our results of operations.
Trademarks and Patents
We have registered several service marks and trademarks in the United States Patent and Trademark office, including Saia Guaranteed Select®, Saia Customer Service Indicators®, Saia Xtreme Guarantee®, Jevic’s 100% GuaranteedTM and Jevic’s Breakbulk-Free®. We believe that these service marks and trademarks are important components of our marketing strategy.
Executive Officers of the Registrant
Information regarding executive officers of SCST is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held
Herbert A. Trucksess, III	56	Chairman, President and Chief Executive Officer, SCS Transportation, Inc. Mr. Trucksess was named President and Chief Executive Officer of the Yellow Regional Transportation Group (now SCS Transportation, Inc.) in February 2000.
Richard D. O’Dell	44	President and Chief Executive Officer, Saia Motor Freight Line, Inc. since November 1999.
David H. Gorman	45	President and Chief Executive Officer, Jevic Transportation, Inc. since August 2005, having served as Vice President of Operations since January 2005 and Vice President of Field Sales from June 2000 through December 2004.
James J. Bellinghausen	44	Vice President and Chief Financial Officer of SCS Transportation, Inc. (formerly Yellow Regional Transportation Group) since April 2000.
Mark H. Robinson	47	Vice President and Chief Information Officer of SCS Transportation, Inc. since August 2005, having served as Vice President of Information Technology for Saia Motor Freight Line, Inc. since 1999.
John P. Burton	50	Vice President, Marketing and External Affairs, SCS Transportation, Inc. since January 2002 having previously served as Vice President of the Yellow Regional Transportation Group from November 2000 to December 2001.
David J. Letke	60	Vice President, Operations and Planning, SCS Transportation, Inc. since October 2002. Mr. Letke served as a consultant to the Yellow Regional Transportation Group from February 2000 through September 2002.
Stephanie R. Maschmeier	33	Controller, SCS Transportation, Inc. since December 2004. Ms. Maschmeier joined SCS Transportation in July 2002 as corporate financial reporting manager. Prior to joining SCS Transportation, Inc., Ms. Maschmeier had eight years of experience in public accounting with Ernst & Young LLP.
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
Item 1A. Risk Factors
SCST shareholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward looking statements.
We are subject to general economic factors that are largely out of our control, any of which could have a material adverse effect on the results of our operations.
Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles, particularly in market segments and industries, such as retail, manufacturing and chemical, where we have a significant concentration of customers. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services. It is not possible to predict the long-term effects of terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or the impact, if any, on our future results of operations.
We are dependent on cost and availability of qualified drivers and purchased transportation.
There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages, under utilization of our truck fleet and/or use of higher cost purchased transportation, which could have a material adverse effect on our operating results. There is also significant competition for quality purchased transportation within the trucking industry. We may periodically experience shortages of quality purchased transportation that could result in us not meeting customer demands, which could have a material adverse effect on our operating results.
We are dependent on cost and availability of fuel.
Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Global political events, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically we have been able to offset significant fuel price increases through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. In addition, in recent years, given the significance of fuel surcharges, the negotiation of customer price increases have become commingled with fuel surcharges. As such it now represents more than a pass through of increased fuel costs. A rapid and significant decline in diesel fuel prices would reduce the Company’s revenue and yield.
Limited supply of new revenue equipment and real estate may adversely impact financial results and cash flows.
Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply and the price of such equipment may be adversely impacted by future regulations on newly manufactured diesel engines. The Company’s business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of real estate may require significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.
Effectiveness of Company-specific performance improvement initiatives.
Operating performance improvement at both Saia and Jevic is dependent on the implementation and/or the continuation of various performance improvement initiatives. Profitability at Saia has improved consistently over the past several years, but their operating margin is still below several “best-in-class” competitors. There can be no assurance that Saia’s historical performance trend will be representative of future performance. Profitability at Jevic has not been acceptable for several years and there can be no assurance that future performance improvement initiatives will be successful. Failure to achieve performance improvement initiatives could have a material adverse impact on our operating results.
We operate in a highly regulated and highly taxed industry, and costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.
The U.S. Department of Transportation and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We may also become subject to new or more restrictive regulations imposed by the Department of Transportation, the Occupational Safety and Health Administration or other authorities relating to engine exhaust emissions, driver hours of service, security, ergonomics, as well as other unforeseen matters. Compliance with such regulations could substantially impair equipment productivity and increase our costs. Various federal and state authorities impose significant operating taxes on the transportation industry, including fuel taxes, tolls, excise and other taxes. There can be no assurance such taxes will not substantially increase or that new forms of operating taxes will not be imposed on the industry.
Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the FMCSA) issued in August 2005, amended rules on motor carrier driver hours of service, which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These amended rules replaced those vacated by the courts in July 2004. The Company’s operations were adjusted to comply with these new rules, and while Saia’s base operations were not materially affected, Jevic’s cost of doing business did increase and both subsidiaries experienced deterioration in the cost, availability and reliability of purchased transportation. Revisions to these new rules, as a result of pending or future legal challenges, or any future requirements for on-board recorders, could further impact our operations, further tighten the market for qualified drivers, and put additional pressure on driver wages and purchased transportation costs.
The Transportation Security Administration continues to focus on trailer security, driver identification and security clearance, and border crossing procedures. These and other safety and security measures such as rules for transportation of hazardous materials could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries for our customers.
The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. A significant reduction in emissions is scheduled for 2006 and 2007, which includes both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations have the potential to increase the cost of replacing and maintaining trucks, increase fuel costs, reduce availability of fuel and reduce productivity.
We are subject to various environmental laws and regulations, and costs of compliance with, or liabilities for violations of, existing or future regulations could have a material adverse effect on our business.
Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.
We operate in a highly competitive industry, and our business will suffer if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.
Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:
•	competition with many other transportation service providers of varying types including non-asset based logistics and freight brokerage companies, some of which have greater capital resources than we do or have other competitive advantages;

•	transportation companies periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or achieve significant growth in our business; and

•	advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher prices to cover the cost of these investments.
The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations.
Businesses operating in the transportation industry are affected by risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations. These factors include weather, excess capacity in the transportation industry, interest rates, fuel taxes, license and registration fees, and insurance premiums. Our results of operations may also be affected by seasonal factors.
We are a holding company without material assets other than the common stock of our subsidiaries.
We are a holding company and do not have any material assets other than the common stock of our subsidiaries. Accordingly, our ability to pay dividends, if any, on our common stock, to service our indebtedness and meet our other cash needs will continue to be substantially dependent upon the results of operations of our subsidiaries and the cash flow, if any, generated by such subsidiaries.
We have significant ongoing cash requirements that could limit our growth and affect profitability if we are unable to obtain sufficient financing.
Our business is highly capital intensive. Our net capital expenditures for 2005 were approximately $54 million and we anticipate net capital expenditures in 2006 of approximately $85 million with up to an additional $25 million for strategic real estate projects at Saia. We depend on cash flow from operations, borrowings under our credit facilities and operating leases. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, we would limit our growth and potentially result in operating trucks and trailers for longer periods of time, which could have a material adverse effect on operations.
In addition, under our current unsecured credit facilities, we are subject to certain debt covenants and prepayment penalties. Those debt covenants limit our ability to pay dividends and require maintenance of certain maximum leverage, minimum interest coverage and minimum tangible net worth ratios, among other restrictions, that could limit availability of capital to meet our future growth.
Our ability to repay or refinance our indebtedness will depend upon our future operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.
Ongoing insurance and claims expenses could significantly reduce and cause volatility to our earnings.
We are exposed to claims resulting from cargo loss, personal injury, property damage, group health care and workers’ compensation in amounts ranging from $250,000 to $2.0 million per claim. We also maintain insurance with licensed insurance companies above these large deductible amounts. If the number or severity of future claims increases, insurance claim expenses might exceed historical levels, which could significantly reduce our earnings. Significant increases in insurance premiums could also impact financial results or cause us to raise our self-insured retentions.
Furthermore, insurance companies as well as certain states require collateral in the form of letters of credit or surety bonds for the estimated exposure of claims within our self-insured retentions. Their estimate of our future exposure as well as external market conditions could influence the amount and cost of additional letters of credit required under our insurance programs and thereby reduce capital available for future growth.
Employees of SCST’s operating subsidiaries, Saia and Jevic, are non-union. The ability of either Saia or Jevic to compete would be substantially impaired if either subsidiary’s operations were to become unionized.
None of our employees are currently represented by a collective bargaining agreement. Both Saia and Jevic have in the past been the subject of unionization efforts, which have been defeated. While both Saia and Jevic believe their current relationship with their employees is good, there can be no assurance that further unionization efforts will not occur in the future. The non-union status of both Saia and Jevic is a critical factor in the ability of both to compete in their respective markets.

If we are unable to retain our key employees, our business, financial condition and results of operation could be adversely impacted.
The future success of our business will continue to depend on our executive officers and certain other key employees, who with the principal exception of Mr. Trucksess and Mr. O’Dell, do not have employment agreements. The loss of services of any of our key personnel could have a material adverse effect on us.
Certain provisions of our governing documents and Delaware law could have anti-takeover effects.
Our Restated Certificate of Incorporation and By-laws contain certain provisions, which may have the effect of delaying, deferring or preventing a change of control of our company. Such provisions include, for example, provisions classifying our Board of Directors, a prohibition on shareholder action by written consent, authorization of the Board of Directors to issue preferred stock in series, with the terms of each series to be fixed by the Board of Directors, and the provision of an advance notice procedure for shareholder proposals and nominations to the Board of Directors. These provisions could diminish the opportunities for a shareholder of SCST to participate in certain tender offers, including tender offers at prices above the then-current fair market value, and may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, SCST has a shareholder rights plan that allows the Board of Directors, without further shareholder approval, to issue common stock and preferred stock that could have the effect of delaying, deferring or preventing a change of control of our company. The issuance of common stock and preferred stock could also adversely affect the voting power of the holders of common stock, including resulting in the loss of voting control to others. We have no current plans to issue any such common or preferred stock.
There can be no assurance that the exploration of strategic alternatives will result in a transaction.
We have announced that our Board of Directors has retained an investment-banking firm and decided to explore a range of strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of strategic alternatives will result in a transaction. We do not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction or course of action.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
SCST is the corporate holding company for Saia and Jevic and has eleven employees. SCST leases its corporate office space in Kansas City, Missouri.
Saia is headquartered in Duluth, Georgia. At December 31, 2005 Saia owned 47 service facilities and the Houma, Louisiana general office and leased 81 service facilities, the Duluth, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 37 percent of its service facility locations, these locations account for 52 percent of its door capacity. This follows the Saia strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2005, Saia owned all of its 2,843 tractors and 8,984 trailers.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2005

Location	Own/Lease	Doors
Atlanta, GA	Own	224
Dallas, TX	Own	174
Memphis, TN	Own	124
Nashville, TN	Own	116
Houston, TX	Own	108
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Los Angeles, CA	Lease	80
Fontana, CA	Own	75
St. Louis, MO	Lease	73
Chicago, IL	Lease	68
Miami, FL	Own	68
Jacksonville, FL	Lease	64
Garland, TX	Lease	63
Phoenix, AZ	Own	59
Minneapolis, MN	Lease	56
Oklahoma City, OK	Own	55
Denver, CO	Lease	54
Kansas City, MO	Own	52
Tyler, TX	Lease	52
Jevic is headquartered in Delanco, New Jersey and originates shipments primarily east of the Mississippi River, but provides services to customers throughout the continental United States and portions of Canada through ten origination facilities. As of December 31, 2005, Jevic owned all of its 1,252 tractors and 2,605 trailers.
Jevic Facilities at December 31, 2005

Location	Own/Lease	Doors
Delanco, NJ (including corporate office)	Own	108
Chicago, IL	Own	100
Charlotte, NC	Lease	100
Cleveland, OH	Lease	83
Oxford, MA	Own	80
Atlanta, GA	Lease	74
Cincinnati, OH	Lease	72
Newark, NJ	Lease	58
Houston, TX	Lease	50
Los Angeles, CA	Lease	20
Willingboro, NJ (maintenance facility)	Lease	N/A
Item 3. Legal Proceedings
Saia and Jevic are both subject to ordinary-course litigation arising out of personal injury, property damage, freight and employment claims. None of these current legal actions separately or in the aggregate are viewed by management to be excessive compared to historical trends, nor are they expected to have a material adverse effect on our financial condition, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
SCST’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SCST.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2005
First Quarter	$18.22	$23.74
Second Quarter	$14.90	$19.75
Third Quarter	$14.74	$18.59
Fourth Quarter	$14.70	$22.95
Year Ended December 31, 2004
First Quarter	$16.73	$23.20
Second Quarter	$20.90	$27.64
Third Quarter	$16.80	$26.63
Fourth Quarter	$17.85	$23.80
Stockholders
As of January 31, 2006, there were 1,817 holders of record of our common stock.
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

Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuances under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	740,704	$6.56	290,901	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	740,704	$6.56	290,901

(1)	See Note 9 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. No more than 100,000 of the amount remaining available may be issued in the form of restricted stock under the Amended and Restated SCS Transporation, Inc. 2003 Omnibus Incentive Plan.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities —

Issuer Purchases of Equity Securities
							(d) Maximum
							Number (or
					(c) Total Number		Approximate Dollar
	(a) Total				of Shares (or		Value) of Shares (or
	Number of		(b) Average		Units) Purchased		Units) that May Yet
	Shares (or		Price Paid per		as Part of Publicly		be Purchased under
	Units)		Share (or		Announced Plans		the Plans or
Period	Purchased		Unit)		or Programs		Programs
October 1, 2005 through October 31, 2005	12,900	(2)	$18.58	(2)	10,000	(1)	$7,097,296	(1)
November 1, 2005 through November 30, 2005	—	(3)	—	(3)	—	(1)	7,097,296	(1)
December 1, 2005 through December 31, 2005	—	(4)	—	(4)	—	(1)	7,097,296	(1)

Total	12,900				10,000

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. The remaining shares purchased by the Company were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold 8,800 shares of SCST stock on the open market at $15.36 per share during the period of October 1, 2005 through October 31, 2005.

(3)	The SCST Executive Capital Accumulation Plan sold 1,010 shares of SCST stock on the open market at $21.02 per share during the period of November 1, 2005 through November 30, 2005.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of December 1, 2005 through December 31, 2005.

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

	Year ended December 31,
	2005	2004	2003	2002	2001
	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue	$1,098,031	$982,270	$827,359	$775,436	$771,582
Operating income (1)	54,642	40,834	32,882	27,230	15,743
Income before cumulative effect of accounting change	27,459	19,259	14,933	12,058	771
Net income (loss) (2)	27,459	19,259	14,933	(63,117)	771
Diluted earnings per share before cumulative effect of accounting change (3)	1.82	1.26	0.99	0.82	0.05
Diluted earnings (loss) per share (2)(3)	1.82	1.26	0.99	(4.30)	0.05

Other financial data:
Net cash provided by operating activities	83,353	54,894	58,270	50,439	68,718
Net cash used in investing activities (4)	(53,701)	(79,992)	(49,830)	(24,792)	(19,613)
Depreciation and amortization	48,204	47,968	44,039	44,920	49,166

Balance sheet data:
Cash and cash equivalents	16,865	7,499	30,870	21,872	1,480
Net property and equipment	345,533	320,612	292,393	287,158	306,041
Total assets	554,741	508,738	464,066	444,343	511,946
Total debt	114,913	122,810	116,510	116,410	128,992
Total shareholders’ equity	228,392	212,542	189,582	174,277	229,649

Measurements:
Operating ratio (5)	95.0%	95.8%	96.0%	96.5%	98.0%

(1)	Operating income in 2005 includes a $7.0 million gain from sale of excess real estate. Operating expenses in 2004 include integration charges of $2.1 million relating to the integration of Clark Bros. into Saia. Operating expenses in 2001 include integration charges of $6.7 million, relating to the integration of WestEx and Action Express into Saia.

(2)	Net loss for the year ended December 31, 2002 includes a non-cash charge of $75.2 million ($5.12 per diluted share) recorded as a cumulative effect of change in accounting principle to reflect the impairment of goodwill at Jevic under new accounting standards adopted January 1, 2002.

(3)	Earnings per share amounts for periods presented prior to the Spin-off are based on 14,565,478 shares of common stock outstanding at the September 30, 2002 Spin-off date.

(4)	Net cash used in investing activities in 2004 include $23.5 million for the acquisition of Clark Bros.

(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, the industrial economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew year over year revenue by 12 percent in 2005. Revenue growth at Saia was attributable to both improvement in yield (revenue per hundred weight) and growth in less-than-truckload (LTL) tonnage. Management believes Saia’s volume growth reflects continued high quality service to its customers, market share gains into and out of the Midwest markets, recent industry consolidation in Saia’s market segments, sales initiatives in specific market segments and general economic growth. While the LTL pricing environment remained competitive, a good economy, increases in fuel surcharge and industry capacity constraints contributed to the Company’s meaningful improvement during 2005 in LTL revenue per hundredweight, one measure of yield. Jevic contributed only modestly to the Company’s revenue growth due to increased yield, primarily from fuel surcharges, which offset tonnage declines.
Results in 2005 include a $7.0 million pre-tax gain recognized from the sale of a Saia facility with excess capacity in Jacksonville, Florida. Excluding the real estate gain, incremental margins from increased tonnage volume and yield improvement in 2005 resulted in a 34 percent increase in operating income. The prior-year operating income was burdened with a $2.1 million pre-tax charge related to the integration of Clark Bros. into Saia in May 2004 and a $4.4 million pre-tax charge at Jevic to reflect the actuarially estimated increase in workers’ compensation liability related to claims in prior years. Excluding the impact of these items, the operating income improvement at Saia was largely offset by margin decline at Jevic. The Company’s operating ratio (operating expenses divided by operating revenue) improved year over year by 80 basis points to 95.0 percent in 2005. However, excluding the real estate gain the Company’s operating ratio was 95.7 percent.
The Company generated cash flows from operations of $83.4 million in 2005. The Company funded all of its net property and equipment additions from cash flow from operations as well as funding $12.9 million in treasury stock repurchases under a $20 million authorized program. The Company’s outstanding indebtedness decreased $7.9 million and its cash balance increased by $9.4 million during 2005. The Company improved its debt to total capital ratio to 33.5 percent at December 31, 2005 and had $70 million of availability under its revolving credit facility at December 31, 2005.
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
SCST is a leading transportation company providing regional and interregional LTL and selected national LTL, truckload (TL) and time-definite service solutions to more than 85,000 customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey.
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

Results of Operations
SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the years ended December 31, 2005, 2004 and 2003
(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2005	2004	2003	’05 v. ’04	’04 v. ’03
Operating Revenue	$1,098,031	$982,270	$827,359	11.8%	18.7%
Operating Expenses:
Salaries, wages and employees’ benefits	594,644	549,511	465,714	8.2	18.0
Purchased transportation	99,134	92,099	81,551	7.6	12.9
Depreciation and amortization	48,204	47,968	44,039	0.5	8.9
Other operating expenses	301,407	251,858	203,173	19.7	24.0
Operating Income	54,642	40,834	32,882	33.8	24.2
Nonoperating Expenses	9,254	9,423	8,970	(1.8)	5.1
Operating Ratio	95.0%	95.8%	96.0%	(0.8)	(0.2)
Working Capital	37,658	54,066	65,638	(30.3)	(17.6)
Cash Flow from Operations	83,353	54,894	58,270	51.8	(5.8)
Cash Used in Investing Activities	53,701	79,992	49,830	(32.9)	60.5
Operating Statistics:
LTL Tonnage
Saia	3,144	2,909	2,422	8.1	20.1
Jevic	1,007	1,066	1,053	(5.2)	0.9
Total Tonnage
Saia	3,802	3,526	2,977	7.8	18.4
Jevic	2,209	2,283	2,209	(2.9)	3.0
LTL Shipments
Saia	5,637	5,290	4,504	6.6	17.5
Jevic	847	886	877	(4.1)	0.7
Total Shipments
Saia	5,727	5,372	4,575	6.6	17.4
Jevic	986	1,030	1,012	(3.8)	1.3
LTL Revenue Per Hundredweight
Saia	11.10	10.28	9.91	8.0	3.7
Jevic	10.89	10.23	9.55	6.4	7.1
Saia (excluding fuel surcharge)	9.94	9.64	9.54	3.1	1.1
Jevic (excluding fuel surcharge)	9.72	9.59	9.19	1.4	4.4
Total Revenue Per Hundredweight
Saia	9.92	9.16	8.75	8.3	4.7
Jevic	7.51	7.11	6.70	5.6	6.2
Saia (excluding fuel surcharge)	8.95	8.63	8.44	3.7	2.3
Jevic (excluding fuel surcharge)	6.70	6.67	6.44	0.5	3.5
Year ended December 31, 2005 vs. year ended December 31, 2004
Revenue and volume
Consolidated revenue increased 11.8 percent to $1,098 million as a result of improved pricing at both operating subsidiaries and increased volumes as both shipments and LTL tonnage were up significantly at Saia over the prior year. Volume gains were attributable to improved market share gains into and out of Saia’s newer Midwest markets, favorable economic conditions across Saia’s network, industry consolidation and company specific initiatives. Fuel surcharge revenue, which was 10 percent of total revenue in 2005, was up significantly from 2004 when fuel surcharge revenue was 5.9 percent of total revenue. The fuel surcharge program is intended to reduce the

Company’s exposure to rising diesel prices and other costs affected by increased fuel prices, such as purchased transportation. While fuel costs increased significantly during 2005, higher fuel surcharge revenues have more than offset higher diesel fuel costs. However, in recent years, given the significance of fuel surcharges, the negotiation of customer price increases have become commingled with fuel surcharges. As such it now represents more than a pass through of increased fuel costs. A rapid and significant decline in diesel fuel prices would reduce the Company’s revenue and yield.
Saia had operating revenue of $754.0 million in 2005, an increase of 16.8 percent over 2004 operating revenue of $645.4 million. Saia’s operating revenue excluding fuel surcharge was $679.9 million in 2005, up 11.9 percent from $607.8 million in 2004. Saia’s LTL revenue per hundredweight (a measure of yield) increased 8.0 percent to $11.10 per hundredweight for 2005 and LTL revenue per hundredweight excluding fuel surcharge increased 3.1 percent. Saia experienced stronger price increases in 2005 over 2004, largely due to the continuation of a more favorable pricing environment that began in the second half of 2004. This pricing environment allowed Saia to achieve better contract renewal rates with customers than in the 2003 and the first half of 2004. However, pricing remains competitive in regional markets. Saia LTL tonnage was up 8.1 percent to 3.1 million tons and LTL shipments were up 6.6 percent to 5.6 million shipments. Management believes that Saia continues to grow volume by providing high quality service for its customers, continued market share gains from its 2004 Midwest expansion, recent industry consolidation in Saia’s market segments, sales initiatives in specific market segments and general economic growth. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to an annual general rate increase. On May 2, 2005, Saia implemented a 5.9 percent general rate increase for customers comprising this 25 percent of revenue. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
Jevic had operating revenue of $345.3 million in 2005, a 2.5 percent increase over $336.9 million in 2004. Jevic’s operating revenue excluding fuel surcharge was $309.8 million in 2005, down 2.2 percent from $316.7 million in 2004. Jevic’s total revenue per hundredweight increased 5.6 percent to $7.51, while revenue per hundredweight excluding fuel surcharge increased only 0.5 percent. Jevic’s tonnage was down 2.9 percent to 2.2 million tons and shipments were down 3.8 percent to 1.0 million shipments. Jevic’s year over year tonnage decline was most pronounced in the second and third quarters of 2005. Management believes the decline in tonnage was in part due to a loss of business resulting from service challenges experienced in the latter third of 2004 as well as other competitive and customer specific effects. In the fourth quarter of 2005, Jevic’s year over year tonnage comparison improved compared to second and third quarters, which management believes was due in part to capacity constraints in the truckload market that increased Jevic’s truckload revenue. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to an annual general rate increase. On June 6, 2005, Jevic implemented a 5.6 percent general rate increase for customers comprising this 40 percent of revenue. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated 2005 operating income improved significantly to $54.6 million, including a pre-tax real estate gain of $7.0 million, compared to 2004 operating income of $40.8 million which included $2.1 million in integration charges at Saia related to the Clark Bros. acquisition and $4.4 million in charges at Jevic to reflect actuarially estimated increases in the workers’ compensation liability related to claims in prior years. Exclusive of these items, Saia showed operating income improvement in excess of $10 million, reflecting higher margin contribution on year over year volume increases and yield improvement partially offset by structural cost increases. This operating income improvement was offset by a significant margin decline at Jevic. Jevic’s decreased margin was largely due to the impact of revenue declines, which created diseconomies of scale with regard to fixed costs in their operating model. The consolidated 2005 operating ratio (operating expenses divided by operating revenue) was 95.0 compared to 95.8 in 2004. However, excluding the real estate gain, the consolidated 2005 operating ratio was 95.7. Saia continued initiatives to manage productivity and control variable costs as monthly volumes fluctuated. The impact of higher margin and volume increases at Saia were partially offset by structural cost increases in wage rates, purchased transportation, healthcare costs and other operating expenses. In August, Jevic named a new president to lead the evaluation and implementation of a series of initiatives designed to improve operations and profitability with a focus on growing LTL tonnage, improving cost effectiveness and enhancing revenue quality. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $39.6 million of the increase in operating expenses and supplies. Purchased transportation costs increased 7.6 percent as decreased utilization was more than offset by increased costs per mile largely driven by fuel price increases and capacity constraints, including a tight driver market and impacts of hours of service regulations. Increased revenues from the fuel surcharge program more than offset the effect of these fuel price increases.
Saia had operating income of $55.3 million in 2005, which included a $7.0 million real estate gain, compared to $35.8 million in 2004 which included a $2.1 million integration charge. Also during 2005, several hurricanes caused property damage to some of Saia’s Gulf Coast and Florida terminals and disrupted operations, which adversely impacted their operating results. In addition to lost revenue due to these storms, service recovery efforts at Saia resulted in significant incremental wage and other operating and administrative expense primarily in the third and fourth quarters. In the fourth quarter, the Company recorded a partial insurance recovery of $1.0 million for losses attributable to Hurricane Katrina. This amount approximates management’s estimate of actual fourth quarter effects of the hurricanes. The remaining insurance recovery, which management expects to be in excess of this amount, will be recognized upon reaching a negotiated settlement for the remaining claims. The operating ratio at Saia was 92.7 in 2005 compared to 94.4 in 2004. Saia’s operating ratio was 93.6 excluding the $7.0 million real estate gain in 2005 compared to 94.1 in 2004, excluding the $2.1 million integration charge. Saia improved its operating income through yield improvement, increased volume as well as continued strong cost controls. The higher volumes, improved yields and cost controls allowed Saia to leverage its fixed cost network and offset higher cargo and bodily injury and property damage claims costs, a general wage increase in August 2005 and other wage adjustments during the year. As of the fourth quarter 2005, Saia’s wage rates were approximately 2.8 percent higher than the fourth quarter of 2004.
Jevic operating income was $3.1 million in 2005, versus $8.9 million in 2004. Jevic’s 2004 results include approximately $4.4 million charge to workers’ compensation expense related to an increase in the actuarially estimated liability for claims from prior years. Jevic’s volume decline and very modest yield improvement hurt fixed cost coverage and contributed to variable diseconomies that were only partially offset by salary and other general and administrative expense reductions and other operating expense savings. However, in 2005, Jevic’s service execution was consistently high, an improvement over 2004 service performance. In August, Jevic named a new president to lead the evaluation and implementation of a series of initiatives designed to improve operations and profitability with a focus on growing LTL tonnage, improving cost effectiveness and enhancing revenue quality. The operating ratio at Jevic was 99.1 in 2005, compared to 97.4 in 2004, which includes the higher workers’ compensation expense discussed above. Jevic implemented planned wage increases in September 2005. As of the fourth quarter 2005, Jevic’s wage rates were approximately 2.7 percent higher than the fourth quarter of 2004.
Net holding company operating expenses in excess of costs allocated to the operating companies were $3.8 million in 2005 compared to $3.9 million in 2004. Total holding company costs were $9.5 million in 2005 compared to $9.0 million in 2004. Holding company costs in 2005 include approximately $0.8 million in severance costs associated with the change in management at Jevic in August 2005 and a $0.3 million increase in other operating expenses. This cost increase was offset by a decrease in equity based compensation charges which were about $1.0 million lower in 2005 compared to 2004.
Other
Substantially all SCST non-operating expenses represent interest expense. Interest costs were $9.8 million in 2005 versus $9.7 million in 2004. Average outstanding indebtedness did not change significantly between 2005 and 2004 while interest rates rose in 2005 on the smaller variable rate portion of the Company’s debt. The Company’s capital structure consists predominantly of longer-term, fixed rate instruments. The consolidated effective tax rate was 39.5 percent in 2005 compared to 38.7 percent in 2004. The 2005 effective tax rate included approximately $0.4 million in tax benefit related to prior tax years. The 2004 effective tax rate was lower due to a $0.6 million tax benefit related to the favorable settlement of various tax issues. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.
Working capital/capital expenditures
The decrease in working capital is predominantly the result of higher accounts payable at December 31, 2005 due to approximately $8.9 million in trailer purchases delivered late in 2005 and higher wage and employee benefit accruals that more than offset an increase in accounts receivable. The increase in accounts receivable reflects the higher revenues (both volume and yield) in December 2005 versus December 2004. The 2005 capital investments were $67.6 million on a gross basis and $53.7 million on a net basis. Proceeds from the disposition of assets included $8.8 million for the disposition of a Saia terminal in Jacksonville, Florida with excess capacity. Net capital expenditures of $53.7 million include approximately $2.1 million investment in real estate and $51.6 million for replacement of revenue equipment and investment in technology equipment and software. By subsidiary, Saia net capital expenditures were $34 million consisting of $45 million in additions and $11 million in dispositions and Jevic net capital expenditures were $20 million, consisting of $23 million in additions and $3 million in dispositions.
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
Saia had operating revenue of $645.4 million in 2004, an increase of 24.0 percent over 2003 operating revenue of $520.7 million. Saia’s operating revenue excluding fuel surcharge was $607.8 million in 2004, up 21.0 percent from $502.3 million in 2003. On a pro forma basis, including Clark Bros. revenue in the prior-year comparison, Saia revenue was up 11.4 percent over 2003. Saia LTL revenue per hundredweight excluding fuel surcharge (a measure of yield) increased 1.1 percent to $9.64 per hundredweight for 2004. Saia experienced stronger price increases in the second half of 2004. Saia LTL tonnage was up 20.1 percent to 2.9 million tons and LTL shipments were up 17.5 percent to 5.3 million shipments. On a pro forma basis including Clark Bros. in the prior year comparisons, LTL tonnage was up 6.7 percent and LTL shipments were up 3.0 percent. Yield improvement during the second half of 2004 is attributable to a better pricing environment that allowed Saia to achieve better contract renewal rates with customers than in the past two years. However, pricing remained competitive in regional markets. Management believes that Saia continued to grow volume by providing high quality service for its customers and from sales initiatives in specific market segments. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On June 1, 2004, Saia implemented a 6.2 percent general rate increase for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
Jevic had operating revenue of $336.9 million in 2004, a 9.8 percent increase over $306.7 million in 2003. Jevic’s operating revenue excluding fuel surcharge was $316.7 million in 2004, up 7.2 percent from $295.5 million in 2003. Jevic total revenue per hundredweight excluding fuel surcharge increased 3.5 percent to $6.67 per hundredweight, tonnage was up 3.0 percent to 2.3 million tons and shipments were up 1.3 percent to 1.0 million shipments. Jevic’s revenue increase was due to increased truckload volume, improved yields and increased brokerage revenue. The increase in yield was primarily a result of an improved pricing environment for both LTL and truckload business. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On June 21, 2004, Jevic implemented a 6.0 percent general rate increase on LTL business and a 5.0 percent increase on truckload business for this smaller group of customers. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
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
Net holding company operating expenses in excess of costs allocated to operating companies were $3.9 million in 2004 compared to $4.3 million in 2003. Total holding company costs were $9.0 million in 2004 compared to $8.8 million in 2003. Holding company costs in 2003 included, $1.1 million related to reserve increases on casualty claims incurred prior to our September 2002 Spin-off, and had been subject to a deductible buy-down program with our former parent. Holding company costs in 2004 reflected $1.1 million in higher professional fees related to the Company’s compliance with requirements under the Sarbanes-Oxley Act.
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

Outlook
In 2005 we achieved both revenue growth and profitability improvement, while positioning our Company for future growth potential. At Saia, a healthy economy, industry consolidation and density benefits from the February 2004 acquisition of Clark Bros. resulted in record revenues and operating income. Saia capitalized on the stronger economy and improved pricing, while continuing to focus on cost control. At Jevic, the third quarter of 2005 marked the beginning of new initiatives to rebuild tonnage, enhance revenue quality and improve cost efficiencies. Our business remains highly correlated to the general economy, and in particular industrial production. For 2006, we anticipate improved profitability due to anticipated favorable economic conditions, continued growth in our existing geography and subsidiary-specific profit improvement initiatives. These initiatives include yield improvement, gains in cost management, productivity and asset utilization that collectively seek to offset anticipated structural cost increases in wages, healthcare costs and other expense categories.
In 2006, we will continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Geographic expansion at Saia also remains an important objective as we continue to explore opportunities to expand beyond their 30-state territory. Actual results for 2006 will depend upon a number of factors, including the continued strength of the economy, our ability to match capacity with shifting volume levels, competitive pricing pressures, cost and availability of drivers and purchased transportation, insurance claims, regulatory changes and successful implementation of subsidiary-specific profit improvement initiatives. In addition, the Board of Directors has retained an investment banking firm to explore strategic alternative to enhance shareholder value. There can be no assurance this process will result in any transaction.
See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
See Note 1 to the accompanying consolidated financial statements for further discussion of recent accounting pronouncements.
Financial Condition
SCST liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
The Company’s long-term debt at December 31, 2005 includes $100 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2005, SCST was in compliance with these covenants. In addition, SCST has third party borrowings of approximately $14.0 million in subordinated notes and $0.9 million in seller notes.
SCST also entered into a $50 million (amended November 2004 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was amended in January 2005 to increase availability and the Company’s capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims and achieve greater flexibility for potential future acquisitions. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At December 31, 2005, SCST had no borrowings under the Credit Agreement, $39.9 million in letters of credit outstanding under the Credit Agreement and availability of $70.1 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2005, SCST was in compliance with these covenants.

At December 31, 2005 Yellow provided guarantees on behalf of SCST primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, SCST pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus
100 basis points through October 2007. At December 31, 2005, the portion of collateral allocated by Yellow to SCST in support of these claims was $2.6 million.
Projected net capital expenditures for 2006 are approximately $85 million plus up to an additional $25 million for several strategic real estate opportunities within Saia’s existing network. Including these capital expenditures for real estate in 2006, this represents an approximately $56 million increase from 2005 net capital expenditures for property and equipment. Approximately $61.6 million of the 2006 capital budget was committed at December 31, 2005. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures. Projected capital expenditures for 2006 could exceed this level if Saia is successful in executing on its geographic expansion objective.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $83.4 million for the year ended December 31, 2005, which were $29.7 million more than 2005 net capital expenditures for acquisition of property and equipment. Cash flows from operating activities in 2005 increased $28.4 million primarily as a result of increased profitability and increased accounts payable and wage and benefit accruals. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, during 2005, the Company executed $12.9 million in treasury share repurchases under a $20 million authorized program and reduced outstanding indebtedness by approximately $8.0 million. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($16.9 million at December 31, 2005) and availability under its revolving credit facility ($70 million at December 31, 2005). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
Actual net capital expenditures are summarized in the following table (in millions):

	Year ended
	2005	2004	2003
Land and structures:
Additions	$11.6	$11.7	$1.3
Sales	(9.5)	(2.8)	(0.4)
Revenue equipment, net	45.6	40.3	42.5
Technology and other	6.0	7.3	6.4

	53.7	56.5	49.8
Clark Bros. acquisition	—	23.5	—

Total	$53.7	$80.0	$49.8

In addition to the amounts disclosed in the table above, the Company had an additional $8.9 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2005.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited consolidated financial statements included in this Form 10-K, and in “Contractual Cash Obligations” table below. In addition to the principal amounts disclosed in the tables below, the Company has estimated interest obligations of approximately $8.4 million for 2006 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2005.

Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2005 (in millions):

	Payments due by year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	5.0	11.4	12.4	18.9	18.9	48.3	114.9
Operating leases	13.1	10.2	6.1	3.1	1.9	0.4	34.8
Purchase obligations (2)	65.8	0.5	0.2	—	—	—	66.5

Total contractual obligations	$83.9	$22.1	$18.7	$22.0	$20.8	$48.7	$216.2

(1)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes commitments of $61.6 million for capital expenditures.

	Amount of commitment expiration by year
	2006	2007	2008	2009	2010	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$70.1	$—	$—	$—	$70.1
Letters of credit	42.5	—	—	—	—	—	42.5
Surety bonds	5.3	0.1	—	—	—	—	5.4

Total commercial commitments	$47.8	$0.1	70.1	$—	$—	$—	$118.0

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

•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition in 2004, SCST allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, SCST assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options and cash-based awards. The criteria for the cash-based awards are SCST’s total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123 with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted.
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
Forward-Looking Statements
Certain statements in this Form 10-K, including those contained in Item 1 and Item 7 “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-K. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; the effects and outcomes of strategic evaluations; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of this Form 10-K.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting, which appears on page 31 of this Form 10-K.

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
The following table provides information about SCST third-party financial instruments as of December 31, 2005 with comparative information for December 31, 2004. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2005		2004
						There-		Fair		Fair
	2006	2007	2008	2009	2010	after	Total	Value	Total	Value
Fixed rate debt	$5.0	$11.4	$11.5	$18.9	$18.9	$48.3	$114.0	$117.1	$116.6	$126.2
Average interest rate	7.24%	7.32%	7.33%	7.34%	7.35%	7.33%
Variable rate debt	$—	$—	$0.9	$—	$—	$—	$0.9	$0.9	$6.2	$6.2
Average interest rate	—	—	5.25%	—	—	—

Item 8. Financial Statements and Supplementary Data
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
SCS Transportation, Inc.:
We have audited the accompanying consolidated balance sheets of SCS Transportation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SCS Transportation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SCS Transportation, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
February 17, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
SCS Transportation, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that SCS Transportation, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). SCS Transportation Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that SCS Transportation, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, SCS Transportation, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCS Transportation, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 17, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/KPMG LLP
Kansas City, Missouri
February 17, 2006

SCS Transportation, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$16,865	$7,499
Accounts receivable, less allowance of $5,006 and $4,598 in 2005 and 2004, respectively	126,824	110,044
Prepaid expenses	12,114	13,628
Income tax receivable	—	6,592
Deferred income taxes	12,507	10,723
Other current assets	5,935	4,778

Total current assets	174,245	153,264
Property and Equipment, at cost	620,899	569,526
Less-accumulated depreciation	275,366	248,914

Net property and equipment	345,533	320,612
Goodwill, net	30,530	30,841
Other Identifiable Intangibles, net	1,664	2,398
Other Noncurrent Assets	2,769	1,623

Total assets	$554,741	$508,738

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding	$15,357	$7,361
Accounts payable	39,584	25,832
Wages, vacations and employees’ benefits	43,490	35,761
Claims and insurance accruals	17,826	16,045
Accrued liabilities	15,330	12,936
Current portion of long-term debt	5,000	1,263

Total current liabilities	136,587	99,198

Other Liabilities:
Long-term debt	109,913	121,547
Deferred income taxes	58,062	57,662
Claims, insurance and other	21,787	17,789

Total other liabilities	189,762	196,998

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,480,438 and 15,096,087 shares issued and outstanding in 2005 and 2004, respectively	14	15
Additional paid-in-capital	194,398	205,800
Deferred compensation trust, 87,597 and 76,947 shares of common stock at cost in 2005 and 2004, respectively	(1,322)	(1,116)
Retained earnings	35,302	7,843

Total shareholders’ equity	228,392	212,542

Total liabilities and shareholders’ equity	$554,741	$508,738

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003
Operating Revenue	$1,098,031	$982,270	$827,359

Operating Expenses:
Salaries, wages and employees’ benefits	594,644	549,511	465,714
Purchased transportation	99,134	92,099	81,551
Operating expenses and supplies	235,292	187,096	145,363
Operating taxes and licenses	42,146	38,017	32,431
Claims and insurance	32,645	27,758	25,391
Depreciation and amortization	48,204	47,968	44,039
Operating (gains) and losses	(8,676)	(3,067)	(12)
Integration charges	—	2,054	—

Total operating expenses	1,043,389	941,436	794,477

Operating Income	54,642	40,834	32,882
Nonoperating Expenses:
Interest expense	9,773	9,735	9,460
Interest income	(507)	(139)	(217)
Other, net	(12)	(173)	(273)

Nonoperating expenses, net	9,254	9,423	8,970

Income Before Income Taxes	45,388	31,411	23,912
Income Tax Provision	17,929	12,152	8,979

Net Income	$27,459	$19,259	$14,933

Average common shares outstanding – basic	14,707	14,858	14,687

Average common shares outstanding – diluted	15,048	15,312	15,129

Basic Earnings Per Share	$1.87	$1.30	$1.02

Diluted Earnings Per Share	$1.82	$1.26	$0.99

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

		Additional		Deferred	Retained
	Common	Paid-in	Treasury	Compensation	Earnings
	Stock	Capital	Stock	Trust	(Deficit)	Total
Balance at December 31, 2002	$15	$200,611	—	—	$(26,349)	$174,277
Shares issued for director compensation	—	89	—	—	—	89
Stock compensation for director options	—	143	—	—	—	143
Exercise of stock options, including tax benefits of $342	—	900	—	—	—	900
Purchase of shares by deferred compensation trust	—	—	—	(760)	—	(760)
Net income	—	—	—	—	14,933	14,933

Balance at December 31, 2003	15	201,743	—	(760)	(11,416)	189,582
Shares issued for director compensation	—	25	—	—	—	25
Stock compensation for director options	—	153	—	—	—	153
Exercise of stock options, including tax benefits of $2,084	—	3,811	—	—	—	3,811
Purchase of shares by deferred compensation trust	—	—	—	(446)	—	(446)
Sale of shares by deferred compensation trust	—	68	—	90	—	158
Net income	—	—	—	—	19,259	19,259

Balance at December 31, 2004	15	205,800	—	(1,116)	7,843	212,542
Stock compensation for options	—	122	—	—	—	122
Repurchase of shares outstanding	—	—	(12,903)	—	—	(12,903)
Retire treasury shares	(1)	(12,902)	12,903	—	—	—
Exercise of stock options, including tax benefits of $729	—	1,348	—	—	—	1,348
Purchase of shares by deferred compensation trust	—	—	—	(399)	—	(399)
Sale of shares by deferred compensation trust	—	30	—	193	—	223
Net income	—	—	—	—	27,459	27,459

Balance at December 31, 2005	$14	$194,398	—	$(1,322)	$35,302	$228,392

See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Operating Activities:
Net income	$27,459	$19,259	$14,933
Noncash items included in net income:
Depreciation and amortization	48,204	47,968	44,039
Provision for doubtful accounts	3,126	1,998	2,051
Deferred income taxes	(1,384)	11,354	384
Gain from property disposals, net	(8,676)	(3,067)	(12)
Stock-based compensation	122	178	232
Changes in assets and liabilities, net:
Accounts receivable	(20,253)	(12,289)	(7,707)
Accounts payable and checks outstanding	12,807	1,483	3,286
Other working capital items	19,492	(10,964)	(1,481)
Claims, insurance and other	3,998	(686)	3,467
Other, net	(1,542)	(340)	(922)

Net cash from operating activities	83,353	54,894	58,270
Investing Activities:
Acquisition of property and equipment	(67,596)	(67,113)	(55,548)
Proceeds from disposal of property and equipment	13,895	10,670	5,718
Acquisition of business, net of cash received	—	(23,549)	—

Net cash used in investing activities	(53,701)	(79,992)	(49,830)
Financing Activities:
Repayment of long-term debt	(8,002)	—	—
Stock option exercises	619	1,727	558
Repurchase of shares outstanding	(12,903)	—	—

Net cash provided by (used in) financing activities	(20,286)	1,727	558

Net Increase (Decrease) in Cash and Cash Equivalents	9,366	(23,371)	8,998
Cash and cash equivalents, beginning of year	7,499	30,870	21,872

Cash and cash equivalents, end of year	$16,865	$7,499	$30,870

Noncash Transactions:
Issuance of note to seller in acquisition	$—	$6,200	$—
Retire treasury shares	12,903	—	—

Supplemental Cash Flow Information:
Income taxes paid, net	12,236	9,745	12,470
Interest paid	7,937	9,533	9,428
See accompanying notes to consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2005, 2004 and 2003
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
•	Saia Motor Freight Line, Inc. (Saia) is a multi-regional LTL carrier providing overnight, second-day and selective longer haul delivery in 30 states across the South, Southwest, West, Midwest and Pacific Northwest United States. Saia employs approximately 7,100 employees and is headquartered in Duluth, Georgia.The consolidated financial statements include the financial position and results of operations of Clark Bros. Transfer, Inc. (Clark Bros.) since its acquisition date of February 16, 2004. The Company merged Clark Bros. into Saia and integrated operations in May 2004 (See Note 2).

•	Jevic Transportation, Inc. (Jevic) is a hybrid LTL and TL carrier providing regional, interregional and time-definite delivery across the continental United States and portions of Canada. Jevic employs approximately 2,500 employees and is headquartered in Delanco, New Jersey.
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
Inventories: fuel and operating supplies: Inventories are carried at average cost and included in other current assets. To mitigate the Company’s risk to rising fuel prices, the Company’s operating subsidiaries each have implemented fuel surcharge programs and considered effects of these fuel surcharge programs in customer pricing negotiations. Since the amount of fuel surcharge billed to customers is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.

Property and Equipment Including Repairs and Maintenance: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	3 to 10
Trailers	10 to 14
Other revenue equipment	3 to 14
Technology equipment and software	3 to 8
Other	3 to 10
At December 31, property and equipment consisted of the following (in thousands):

	2005	2004
Land	$33,914	$31,770
Structures	97,848	91,930
Tractors	221,893	202,651
Trailers	163,665	149,367
Other revenue equipment	28,954	22,267
Technology equipment and software	39,975	38,531
Other	34,650	33,010

Total property and equipment, at cost	$620,899	$569,526

Maintenance and repairs are charged to operations currently; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.
Goodwill: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets goodwill is not amortized and is reviewed at least annually for impairment based on fair value. Accumulated amortization of goodwill was $7.4 million at December 31, 2005 and 2004.See also Note 6.
Computer Software Developed or Obtained for Internal Use: The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the project. For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $1.2 million, $1.1 million, and $1.2 million, respectively, of primarily payroll-related costs.
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

Risk retention amounts per occurrence during the three years ended December 31, 2005, were as follows:

Workers’ compensation	$500,000 to 1,000,000
Bodily injury and property damage	1,000,000 to 2,000,000
Employee medical and hospitalization	250,000 to 300,000
Cargo loss and damage	250,000
For the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its bodily injury and property damage liability program. The retention increased to $2,000,000 per claim beginning in March 2004.
Revenue Recognition: Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.
Stock-Based Compensation: For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations, including FASB Interpretation No. 44 Accounting for Certain Transactions involving Stock Compensation.Accordingly, no stock-based compensation expense related to stock option awards was recorded prior to January 1, 2003.
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under FASB Statement No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.Under FASB Statement No. 123 the Company recognizes stock option expense prospectively for all stock awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted.
The following table illustrates the effect on net income and earnings per share during the years ended December 31, 2005, 2004 and 2003 if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation for all stock option grants prior to January 1, 2003, the date the Company adopted FASB Statement No. 123 (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$27,459	$19,259	$14,933
Add: Stock-based compensation expense included in reported net income, net of tax	76	95	88
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(76)	(252)	(1,059)

Pro forma net income	$27,459	$19,102	$13,962

Earnings per share:
As reported – Basic earnings per share	$1.87	$1.30	$1.02

Pro forma – Basic earnings per share	$1.87	$1.29	$0.95

As reported – Diluted earnings per share	$1.82	$1.26	$0.99

Pro forma – Diluted earnings per share	$1.82	$1.25	$0.92

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
Impairment of Long-Lived Assets: If facts and circumstances indicate that the carrying value of identifiable intangibles subject to amortization and long-lived assets may be impaired, the Company would perform an evaluation of recoverability. If an evaluation were required, the Company would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required.
Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense were $2.6 million, $2.1 million and $1.9 million in 2005, 2004 and 2003, respectively.
Business Interruption Insurance Recoveries
During 2005, several hurricanes caused property damage to some of Saia’s Gulf Coast and Florida terminals and disrupted operations, which adversely impacted their operating results. In addition to lost revenue due to these storms, service recovery efforts at Saia resulted in significant incremental wage and other operating and administrative expense primarily in the third and fourth quarters. In the fourth quarter of 2005, the Company recorded an insurance recovery of $1.0 million for certain costs attributable to Hurricane Katrina, net of the related deductible. The insurance recovery was primarily reflected as a reduction of salaries, wages & employee benefits and operating expenses & supplies. Management expects to recover additional amounts related to business interruption and property damage, which will be recognized upon reaching a negotiated settlement for these claims.
New Accounting Pronouncements
On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payments, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
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
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of Statement 123(R) on January 1, 2006. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there should be no additional compensation costs to be recognized for previously granted awards. Additionally, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $0.7 million, $2.1 million, and $0.3 million in 2005, 2004 and 2003, respectively.

In December 2004, The FASB issued FASB Statement No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception from the fair value measurement principle in APB 29 for nonmonetary exchanges of similar productive assets and replaces it with a limited exception for exchanges of nonmonetary assets that do not have commercial substance. This statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006.
In May 2005, the FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections. Statement 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for all accounting changes and any error corrections occurring after January 1, 2006.
2. Acquisition
On February 16, 2004, the Company acquired all of the outstanding common stock of Clark Bros., a Midwestern less-than-truckload carrier operating in eleven states with revenue of approximately $66 million in fiscal year 2003. Clark Bros. was merged and its operations integrated into Saia in May 2004, bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The results of operations of Clark Bros. are included in the consolidated results of the Company since the mid-February acquisition date. The total consideration of $30.8 million includes $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and approximately $3.1 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note payable in 2008 with a variable rate of interest, adjusted semi-annually, to prime less 1.25% reset semiannually in February and August (5.25% at December 31, 2005). The Company has the right of set off against amounts payable under the seller note payable for any claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust. During 2005, a $5.3 million advance payment on the seller note was made reflecting the Company’s right of offset for settlement of a claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust. Additionally, as a result of this claim settlement, $0.3 million was refunded by the seller based on the terms of the purchase agreement resulting in a reduction in goodwill during 2005.
The purchase price of Clark Bros. has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Accounts receivable	$7,384
Other current assets	1,964
Property & equipment	14,323
Acquired intangible assets:
Covenants not-to-compete (useful life of 4 years)	750
Customer relationships (useful life of 6 years)	1,700
Goodwill	16,045
Current liabilities	(11,373)

Total allocation of purchase price at December 31, 2004	$30,793

Goodwill adjustment (described above)	(311)

Adjusted purchase price	$30,482

The total amount of purchase price allocated to goodwill is expected to be deductible for tax purposes.
Integration charges totaling $2.1 million were expensed in the year ended December 31, 2004. These integration charges consist of employee retention and stay bonuses, communications, re-logoing the fleet of Clark Bros., technology integration and other miscellaneous items. In addition, at the date of acquisition, the Company accrued and capitalized approximately $1.1 million in exit costs as part of the purchase allocation for employee severance and lease costs associated with the elimination of duplicate facilities. At December 31, 2004, total remaining accrued exit costs were $0.4 million with changes during the year related to payments of these liabilities. The remaining accrued exit costs were fully paid during 2005.
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
3. Related-Party Transactions
Subsequent to the Spin-off the former Parent continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit and bonds the former Parent must maintain for these insurance programs. The former Parent allocated $2.6 million of letters of credit and surety bonds at both December 31, 2005 and December 31, 2004, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost through October 1, 2004 and cost plus 100 basis points thereafter through 2006. The former Parent also provided guarantees of approximately $2.4 million and $4.1 million for Saia service facility leases at December 31, 2005 and 2004, respectively.
4. Debt and Financing Arrangements
At December 31, debt consisted of the following (in thousands):

	2005	2004
Credit agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	100,000	100,000
Subordinated debentures, interest rate of 7.0%, installment payments due from 2005 to 2011	13,980	16,610
Note to seller as described in Note 2	933	6,200

Total debt	114,913	122,810

Current maturities	5,000	1,263

Long-term debt	$109,913	$121,547

On September 20, 2002, SCST issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million (amended November 2003 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent.
The $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2005 and 2004, the Company was in compliance with these covenants.
The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in September 2006. On January 31, 2005, the Company amended and restated the Credit Agreement to increase the size of the facility to $110 million. The Amended and Restated $110 million Credit Agreement expires in January 2008 and removed a requirement that limited availability under the Credit Agreement to SCST’s qualified receivables. At December 31, 2005, SCST had no borrowings under the Credit Agreement, $39.9 million in letters of credit outstanding under the Credit Agreement and remaining availability of $70.1 million. At December 31, 2004, SCST had no borrowings under the Credit Agreement, $41.0 million in letters of credit outstanding under the Credit Agreement and remaining availability of

$34.0 million. Under the terms of the Credit Agreement, SCST must maintain certain financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2005 and 2004, the Company was in compliance with these covenants.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2005 and 2004 is $118.0 million and $132.4 million, respectively.
The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2006	$5,000
2007	11,356
2008	12,371
2009	18,938
2010	18,938
Thereafter	48,310
5. Commitments, Contingencies and Uncertainties
The Company leases certain service facilities and equipment. Rent expense was $15.0 million, $14.1 million and $10.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
At December 31, 2005, the Company was committed under noncancellable lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2006	$13,121
2007	10,215
2008	6,085
2009	3,101
2010	1,934
Thereafter	402
Management expects that in the normal course of business leases will be renewed or replaced as they expire.
Capital expenditures of approximately $61.6 million were committed at December 31, 2005.
The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.
6. Goodwill and Other Intangible Assets
The Company assesses at least annually, as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill impairment by applying a fair value based test. Goodwill is not subject to amortization.
All goodwill is recorded at Saia with goodwill balances and adjustments as follows (in thousands):

Goodwill
December 31, 2002	$14,796
No Change	—

December 31, 2003	14,796
Goodwill Acquired (Note 2)	16,045

December 31, 2004	30,841
Purchase adjustment (Note 2)	(311)

December 31, 2005	$30,530

All identifiable intangible assets are recorded at Saia. The gross amounts and accumulated amortization of identifiable intangible assets at Saia are as follows (in thousands):

	December 31, 2005		December 31, 2004
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Customer relationships	$1,700	$531	$1,700	$248
Covenants not-to-compete	2,713	2,218	2,713	1,767

	$4,413	$2,749	$4,413	$2,015

Amortization expense for intangible assets other than goodwill was $0.7 million for 2005, $0.3 million for 2004 and $0.3 million for 2003. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2006	$567
2007	471
2008	307
2009	283
2010	36
7. Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Year ended December 31,
	2005	2004	2003
Numerator:
Net income	$27,459	$19,259	$14,933

Denominator:
Denominator for basic earnings per share–weighted average common shares	14,707	14,858	14,687
Effect of dilutive stock options	328	452	442
Effect of other common stock equivalents	13	2	—

Denominator for diluted earnings per share–adjusted weighted average common shares	15,048	15,312	15,129

Basic Earnings Per Share:	$1.87	$1.30	$1.02

Diluted Earnings Per Share:	$1.82	$1.26	$0.99

8. Shareholders’ Equity
Series A Junior Participating Preferred Stock
As of December 31, 2005 and 2004, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2005 and 2004, none of these shares have been issued.
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
The follow table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Year ended December 31,
	2005	2004	2003
Shares of common stock purchased	23,580	20,570	63,617
Aggregate purchase price of shares purchased	$399,000	$446,000	$760,000

Shares of common stock sold	12,930	7,240	—
Aggregate sale price of shares sold	$223,000	$158,000	$—
The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the fair value of the obligations to participants for shares held in the Rabbi Trust are recorded in net income and ($0.1 million), $0.4 million and $0.4 million of (benefit)/expense was included in the 2005, 2004 and 2003 operating results, respectively.
Directors’ Deferred Compensation
In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 17,819 and 2,948 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2005 and 2004, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.
Share Repurchase Program
On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. During the remainder of 2005 the Company repurchased 734,900 shares in the open market representing $12.3 million of the total authorized program. The Company’s Board of Directors authorized the subsequent retirement of the 734,900 shares repurchased during 2005. At December 31, 2005, $7.7 million remained authorized under the repurchase program.
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
In April 2003, the shareholders of the Company approved the 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. The Company has reserved 274,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers and provides for an annual grant to each non-employee director of options for 5,000 shares of common stock. In April 2005, the shareholders of the Company approved the Amended and Restated 2003 Omnibus Plan. The Amended and Restated 2003 Omnibus Plan increased the reserved shares of its common stock to 424,000 shares. In addition, the amendment removed the provision for an annual grant of 5,000 stock options to non-employee directors and replaced it with a provision providing for an annual award of no more than 3,000 shares to each non-employee director.
Shares issued to non-employee directors in lieu of annual cash retainers were zero, 1,053 and 7,407 shares in 2005, 2004 and 2003, respectively. Non-employee directors were also issued 12,732 and 2,948 units equivalent to shares in the Company’s common stock under the Director Deferred Fee Plan in 2005 and 2004, respectively. Non-employee directors were issued options for 20,000 and 37,500 shares in 2004 and 2003, respectively, in accordance with the 2003 Omnibus Plan. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2005, 290,901 shares remain reserved and available under the provisions of the Amended and Restated 2003 Omnibus Plan.
Operating results included compensation expense of $0.1 million, $0.2 million and $0.1 million in 2005, 2004 and 2003, respectively, for stock options issued after January 1, 2003.
The following table summarizes the activity of stock options:

		Weighted		Weighted
		average	Options	average
	Options	exercise price	Exercisable	exercise price
Outstanding at December 31, 2002	1,190,917	$4.85	636,505	$5.22
Granted	37,500	12.05
Exercised	(113,450)	4.92
Forfeited	(5,458)	4.36

Outstanding at December 31, 2003	1,109,509	$5.09	913,031	$5.24
Granted	20,000	23.25
Exercised	(318,874)	5.42

Outstanding at December 31, 2004	810,635	$5.41	810,635	$5.41
Granted	49,320	22.26
Exercised	(119,251)	5.19

Outstanding at December 31, 2005	740,704	$6.56	695,944	$5.56

The weighted average fair value of options granted during 2003 was $3.79. The weighted average fair value of options granted during 2004 was $7.67. The weighted average fair value of options granted during 2005 was $7.08. The Company used the Black-Scholes-Merton formula in the determination of fair value.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31:

	2005	2004	2003
Risk free interest rate	3.92%	4.40%	3.92%
Expected life in years	3	3	3
Expected volatility	40.75%	42.00%	40.00%
Dividend rate	—	—	—
Expected forfitures	—	—	—
The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	options	average	Weighted	Exercisable	Weighted
	outstanding at	remaining	average	as of	average
	December 31,	contractual	exercise	December 31,	exercise
Range of Exercise Prices	2005	life (years)	price	2005	price
$4.00 — $4.62	429,664	4.25	$4.41	429,664	$4.41
$4.81 — $6.61	211,720	2.28	4.91	211,720	4.91
$12.05	30,000	7.31	12.05	30,000	12.05
$16.88	5,950	6.65	16.88	—	—
$23.00 — $23.25	63,370	6.48	23.08	24,560	23.20

	740,704	4.02	$6.56	695,944	$5.56

10. Employee Benefits
Defined Contribution Plans
The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a fixed matching percentage. The nondiscretionary Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions for the years ended December 31, 2005, 2004, and 2003, were $7.1 million, $6.5 million and $5.7 million, respectively.
Deferred Compensation Plan
The SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. At December 31, 2005 and 2004, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 87,597 and 76,947 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating earnings per share.
Annual Incentive Awards
The Company provides annual cash performance incentive awards to salaried and clerical employees, which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results include performance incentive accruals of $8.0 million, $7.2 million and $5.9 million in 2005, 2004 and 2003, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.
Employee Stock Purchase Plan
In January 2003, the Company adopted the Employee Stock Purchase Plan of SCS Transportation, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 16,922, 10,919 and 3,370 shares in the open market during 2005, 2004 and 2003, respectively.

Performance Unit Awards
Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2003 – 2005, 2004 – 2006 and 2005 — 2007, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group set forth by the Compensation Committee. The Company accrues amounts for such payments over the performance period and at each reporting date adjusts the accrual based upon the performance criteria set forth in the plan through the reporting date. Operating results include accruals for the performance unit awards of $0.7 million, $1.2 million and $0.9 million in 2005, 2004 and 2003, respectively. The performance unit awards will be paid in cash in the first quarter of the year following the end of the performance period.
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
Deferred tax liabilities (assets) are comprised of the following at December 31, (in thousands):

	2005	2004
Depreciation	$68,623	$66,324
Other	2,561	3,478
Revenue	3,310	3,169

Gross tax liabilities	74,494	72,971
Allowance for doubtful accounts	(1,927)	(1,764)
Employee benefits	(6,907)	(6,079)
Claims and insurance	(14,498)	(11,802)
Other	(3,889)	(4,844)
Revenue	(1,718)	(1,543)

Gross tax assets	(28,939)	(26,032)

Net tax liability	$45,555	$46,939

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2005. The Company estimates exposure for additional state income tax liability based on recent state legislative and legal outcomes. The Company had income tax reserves of approximately $2.3 million and $1.8 million at December 31, 2005 and 2004, respectively, which are included in current income taxes principally for these state income tax issues.
The income tax provision consists of the following (in thousands):

	2005	2004	2003
Current:
U.S. federal	$16,894	$686	$7,348
State	2,419	112	1,247

Total current	19,313	798	8,595

Deferred:
U.S. federal	(1,279)	10,362	354
State	(105)	992	30

Total deferred	(1,384)	11,354	384

Total provision	$17,929	$12,152	$8,979

A reconciliation between income taxes at the federal statutory rate (35 percent) and the provision follows:

	2005	2004	2003
Provision at federal statutory rate	$15,886	$10,994	$8,369
State income taxes, net	1,890	1,052	727
Nondeductible business expenses	932	779	895
Favorable resolution of various tax matters	(726)	(619)	—
Net operating loss carryforwards	—	—	(956)
Other, net	(53)	(54)	(56)

Total provision	$17,929	$12,152	$8,979

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
Accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment transactions and interest charges are recorded at market rates. The amount shown as operating revenue amounts shown under “corporate and other” reflects the elimination of revenue and purchased transportation costs for transportation services transactions between Saia and Jevic. In addition to management, the holding company performs treasury and cash management, investor relations, legal, internal audit, income tax and financial reporting functions as well as maintaining long-term incentive plans and incurring certain other public company costs on behalf of the operating subsidiaries. Such costs were $9.5 million, 9.0 million and $8.8 million in 2005, 2004 and 2003 respectively. Management fees and other corporate services are charged to the business segments based on direct benefit received or allocated based on revenue. The operating income amounts shown under “corporate and other” in the table below reflect the holding company costs incurred in excess of the allocations to the operating companies.

The following table summarizes the Company’s operations by business segment (in thousands).

			Corporate
	Saia*	Jevic	and Other	Consolidated

2005
Operating revenue	$754,038	$345,272	$(1,279)	$1,098,031
Operating income	55,294	3,127	(3,779)	54,642
Identifiable assets	389,076	150,516	15,149	554,741
Capital expenditures, net	33,647	20,049	5	53,701
Depreciation and amortization	28,803	19,355	46	48,204

2004
Operating revenue	$645,374	$336,896	$—	$982,270
Operating income	35,823	8,886	(3,875)	40,834
Identifiable assets	348,443	148,547	11,748	508,738
Capital expenditures, net*	41,877	14,563	3	56,443
Depreciation and amortization	27,846	20,070	52	47,968

2003
Operating revenue	$520,668	$306,691	$—	$827,359
Operating income	27,710	9,434	(4,262)	32,882
Identifiable assets	286,899	146,895	30,272	464,066
Capital expenditures, net	31,506	18,227	97	49,830
Depreciation and amortization	23,946	20,053	40	44,039

*	Excludes capital expenditures of $23,549 for the acquisition of Clark Bros. in 2004.
13. Summary of Quarterly Operating Results (unaudited)
(Amounts in thousands, except per share data)

Three months ended, 2005	March 31	June 30	September 30	December 31
Operating revenue	$253,288	$271,886	$284,537	$288,320
Operating income	9,239	12,241	13,874	19,288

Net income	3,972	5,790	6,982	10,715

Basic earnings per share	$0.26	$0.39	$0.48	$0.74

Diluted earnings per share	$0.26	$0.38	$0.47	$0.73

Three months ended, 2004	March 31	June 30	September 30	December 31
Operating revenue	$225,276	$248,232	$256,824	$251,938
Operating income	6,788	11,391	13,516	9,139
Net income	2,607	5,473	6,552	4,627

Basic earnings per share	$0.18	$0.37	$0.44	$0.31

Diluted earnings per share	$0.17	$0.36	$0.43	$0.30

14. Valuation and Qualifying Accounts
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		-1-	-2-
	Balance,	Charged to	Charged to		Balance,
	beginning	costs and	other	Deductions-	end of
Description	of period	expenses	accounts	describe (1)	period
Year ended December 31, 2005:
Deducted from asset account –
Allowance for uncollectible accounts	$4,598	3,126	—	(2,718)	$5,006

Year ended December 31, 2004:
Deducted from asset account –
Allowance for uncollectible accounts	$5,118	1,998	116 (2)	(2,634)	$4,598

Year ended December 31, 2003:
Deducted from asset account –
Allowance for uncollectible accounts	$6,878	2,051	—	(3,811)	$5,118

(1)	Primarily uncollectible accounts written off – net of recoveries.

(2)	Reserves acquired with the acquisition of Clark Bros.

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
During the fourth quarter of 2005, there have been no material changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Item 9B. Other Information
None.

PART III.
Item 10. Directors and Executive Officers of the Registrant
Information regarding members of the Board of Directors, identification of audit committee members and procedures for recommending nominees to the Board of Directors will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2006, and is incorporated herein by reference. Information regarding executive officers of SCST is included above in Part I of this Form 10-K under the caption “Executive Officers of the Registrant” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
Information regarding executive compensation will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2006, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2006, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions
Information regarding certain relationships and related party transactions will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2006, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Information regarding accountant fees and services will be presented in SCST’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 20, 2006, and is incorporated herein by reference.

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

SCS TRANSPORTATION, INC.

Date: February 17, 2006	By:	/s/ James J. Bellinghausen

James J. Bellinghausen
Vice President of Finance and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Herbert A. Trucksess, III	Chairman, President and Chief	February 17, 2006
Herbert A. Trucksess, III	Executive Officer, SCS
Transportation, Inc.

/s/ James J. Bellinghausen	Vice President and Chief Financial	February 17, 2006
James J. Bellinghausen	Officer, SCS Transportation, Inc.
(Principal Financial Officer)

/s/ Stephanie R. Maschmeier	Controller, SCS Transportation, Inc.	February 17, 2006
Stephanie R. Maschmeier	(Principal Accounting Officer)

/s/ Linda J. French	Director	February 17, 2006
Linda J. French

/s/ John J. Holland	Director	February 17, 2006
John J. Holland

/s/ William F. Martin, Jr.	Director	February 17, 2006
William F. Martin, Jr.

/s/ James A. Olson	Director	February 17, 2006
James A. Olson

/s/ Bjorn E. Olsson	Director	February 17, 2006
Bjorn E. Olsson

/s/ Douglas W. Rockel	Director	February 17, 2006
Douglas W. Rockel

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.2	Amendment One to Agented Revolving Credit Agreement dated as of November 14, 2003, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on November 17, 2003).

10.3	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.4	Master Separation and Distribution Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.5	Tax Indemnification and Allocation Agreement between Yellow Corporation and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.4 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.6	Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.7	Employment Agreement between SCS Transportation, Inc., Saia Motor Freight Line, Inc. and Richard D. O’Dell dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.6 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.8	Employment Agreement between SCS Transportation, Inc., Jevic Transportation, Inc. and Paul J. Karvois dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.7 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.9	Executive Severance Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of September 28, 2002 (incorporated herein by reference to Exhibit 10.8 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.10	Form of Executive Severance Agreement dated as of September 28, 2002 entered into between SCS Transportation, Inc. and Richard D. O’Dell, Paul J. Karvois, James J. Bellinghausen, John P. Burton and David J. Letke (incorporated herein by reference to Exhibit 10.9 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.11	Amendment to Employment Agreement between SCS Transportation, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.12	Stock Purchase Agreement dated February 16, 2004, by and among Saia Motor Freight Line, Inc. and James D. Clark, Janice A. Clark, Amy L. Hunt, G.J. Deyonge, and Stuart W. Kutler Trust Under Trust Agreement Dated January 28, 1998 (incorporated herein by reference to Exhibit 10.12 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

E-1

EXHIBIT INDEX (continued)

Exhibit
Number	Description of Exhibit
10.13	SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit B of SCS Transportation, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 14, 2003).

10.14	First Amendment to the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.15	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.16	Restated Agented Revolving Credit Agreement dated as of January 31, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and Officer (incorporated herein by reference to Exhibit 10.1 of SCS Transportation, Inc.’s Form 8-K (File No. 0-49983) filed on February 4, 2005).

10.17	Form of Performance Unit Award Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SCS Transportation Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2005).

10.18	Form of Nonqualified Stock Option Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of SCS Transportation Inc.’s Form 8-K (File No. 0-49983) filed on February 9, 2005).

14	Code of Ethics incorporated herein by reference to Exhibit 14 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).

21	Subsidiaries of Registrant incorporated herein by reference to Exhibit 21 of SCS Transportation, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-2