Form 10-Q
period 2006-03-31
SCS TRANSPORTATION INC
filed 2006-04-28
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 26, 2006
Common Stock, par value $.001 per share	14,656,155

SCS TRANSPORTATION, INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2006	2005
Assets

Current Assets:
Cash and cash equivalents	$5,219	$16,865
Accounts receivable	130,531	126,824
Prepaid expenses and other	36,271	30,556

Total current assets	172,021	174,245
Property and Equipment, at cost	631,729	620,899
Less-accumulated depreciation	283,447	275,366

Net property and equipment	348,282	345,533
Goodwill, net	30,530	30,530
Other Intangibles, net	1,480	1,664
Other Noncurrent Assets	2,539	2,769

Total assets	$554,852	$554,741

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$45,152	$54,941
Wages, vacations and employees’ benefits	39,120	43,490
Other current liabilities	38,357	33,156
Current portion of long-term debt	5,000	5,000

Total current liabilities	127,629	136,587
Other Liabilities:
Long-term debt	117,931	109,913
Deferred income taxes	58,062	58,062
Claims, insurance and other	18,386	21,787

Total other liabilities	194,379	189,762
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,654,676 and 14,480,438 shares issued at March 31, 2006 and December 31, 2005, respectively	15	14
Additional paid-in-capital	196,772	194,398
Deferred compensation trust, 97,937 and 87,597 shares of common stock at cost at March 31, 2006 and December 31, 2005, respectively	(1,616)	(1,322)
Retained earnings	37,673	35,302

Total shareholders’ equity	232,844	228,392

Total liabilities and shareholders’ equity	$554,852	$554,741

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Income Statements
For the quarters ended March 31, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	First Quarter
	2006	2005
Operating Revenue	$287,330	$253,288

Operating Expenses:
Salaries, wages and employees’ benefits	158,733	140,687
Purchased transportation	25,344	21,016
Operating expenses and supplies	64,841	52,134
Operating taxes and licenses	11,291	10,427
Claims and insurance	8,904	8,450
Depreciation and amortization	12,313	11,669
Operating (gains) and losses	(384)	(334)

Total operating expenses	281,042	244,049

Operating Income	6,288	9,239
Nonoperating Expenses:
Interest expense	2,474	2,421
Other, net	(191)	112

Nonoperating expenses, net	2,283	2,533

Income Before Income Taxes	4,005	6,706
Income Tax Provision	1,634	2,734

Net Income	$2,371	$3,972

Average common shares outstanding - basic	14,499	15,059

Average common shares outstanding - diluted	14,842	15,419

Basic Earnings Per Share	$0.16	$0.26

Diluted Earnings Per Share	$0.16	$0.26

See accompanying notes to condensed consolidated financial statements.

SCS Transportation, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2006 and 2005
(in thousands)
(unaudited)

	Three Months
	2006	2005
Operating Activities:

Net cash from (used in) operating activities	$(721)	$20,559

Investing Activities:
Acquisition of property and equipment	(22,194)	(16,803)
Proceeds from disposal of property and equipment	979	1,364

Net cash used in investing activities	(21,215)	(15,439)
Financing Activities:
Borrowing of long-term debt	8,000	—
Repayment of long-term debt	—	(2,735)
Stock option exercises	2,290	925

Net cash from (used in) financing activities	10,290	(1,810)

Net Increase (Decrease) in Cash and Cash Equivalents	(11,646)	3,310
Cash and cash equivalents, beginning of period	16,865	7,499

Cash and cash equivalents, end of period	$5,219	$10,809

Supplemental Cash Flow Information:
Income taxes paid (received), net	$223	$(6,967)
Interest paid	4,005	2,130
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these financial statements. These interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the quarter ended March 31, 2006, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.
Organization
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through two subsidiaries, Saia Motor Freight Line, Inc. (Saia) and Jevic Transportation, Inc. (Jevic). For the quarter ended March 31, 2006, Saia generated 71 percent and Jevic 29 percent of total revenue.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2006, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
Reclassifications
Certain reclassifications have been made to the prior year consolidated financial statements to conform with the current presentation, specifically related to the cash flow presentation of stock option exercises.

(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2006	2005
Numerator:
Net income	$2,371	$3,972

Denominator:
Denominator for basic earnings per share- weighted average common shares	14,499	15,059
Effect of dilutive stock options	325	357
Effect of other common stock equivalents	18	3

Denominator for diluted earnings per share- adjusted weighted average common shares	14,842	15,419

Basic Earnings Per Share	$0.16	$0.26

Diluted Earnings Per Share	$0.16	$0.26

(3) Business Segment Information
The Company has two operating subsidiaries (Saia and Jevic) that are reportable segments. Each of these segments is a strategic business unit offering different products and services.
The segments are managed separately because each requires different operating, technology and marketing strategies. The Company evaluates financial performance primarily on operating income and return on capital.
The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Intersegment transactions and interest charges are recorded at market rates. The amounts shown as operating revenue under “corporate and eliminations” reflects the elimination of revenue and purchased transportation costs for transportation services transactions between Saia and Jevic. In addition to management, the holding company performs treasury and cash management, investor relations, legal, internal audit, income tax and financial reporting functions as well as maintaining long-term incentive plans and incurring certain other public company costs on behalf of the operating subsidiaries. Such costs were $5.5 million and $1.7 million in the quarters ended March 31, 2006 and 2005 respectively. Management fees and other corporate services are charged to segments based on direct benefit received or allocated indirect benefit based on revenue. The operating income amounts shown under “corporate and eliminations” in the table below reflect the holding company costs incurred in excess of the allocations to the operating companies.
The following table summarizes the Company’s operations by business segment (in thousands):

			Corporate
			and
	Saia	Jevic	Eliminations	Consolidated
As of March 31, 2006
Identifiable assets	$401,859	$150,506	$2,487	$554,852
As of December 31, 2005
Identifiable assets	$389,076	$150,516	$15,149	$554,741
Quarter ended March 31, 2006
Operating revenue	$204,645	$84,208	$(1,523)	$287,330
Operating income (loss)	12,460	(2,341)	(3,831)	6,288
Quarter ended March 31, 2005
Operating revenue	$166,965	$86,323	$—	$253,288
Operating income (loss)	8,963	518	(242)	9,239

(4) Commitments and Contingencies
The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.
(5) Stock-Based Compensation
For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation.
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under FASB Statement No. 123, Accounting for Stock-Based Compensation as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. Under FASB Statement No. 123 the Company recognized stock option expense prospectively for all stock option awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted using the straight-line method.
Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payments (Statement 123(R)) Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.
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
The Company adopted Statement 123(R) using the modified prospective method. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there was no additional compensation costs to be recognized for previously granted awards.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148. The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and will to continue to use this acceptable option valuation model under Statement 123(R).
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended March 31, 2006 and 2005, cash flows from financing activities were increased by $1.4 million and $0.5 million, respectively, for such excess tax deductions that would have been shown in operating cash flows in periods prior to the adoption of Statement 123(R).
At March 31, 2006, the Company has reserved and remaining outstanding stock option grants for 474,646 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of SCST were replaced with SCST stock options (New SCST Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New SCST Options and their exercise price was determined based on the relationship of the SCST stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New SCST

Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New SCST Options were fully vested at December 31, 2004.
The shareholders of the Company have approved the Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. The Company has reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock option awards have cliff vesting at the end of three years of continuous service and have a seven year contractual term. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers and provides for an annual grant to each non-employee director of no more than 3,000 shares to each non-employee director. These share awards generally vest immediately.
Shares issued to non-employee directors in lieu of annual cash retainers were zero for the three months ended March 31, 2006 and 2005. Non-employee directors were also issued 215 and zero units equivalent to shares in the Company’s common stock under the Director Deferred Fee Plan during the three months ended March 31, 2006 and 2005, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At March 31, 2006 and December 31, 2005, 220,106 and 290,901 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.
The three months ended March 31, 2006 and 2005 had stock option compensation expense of less than $0.1 million, included in salaries, wages and benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of March 31, 2006 there is unrecognized compensation expense of $0.8 million related to unvested stock options, which is expected to be recognized over a period of 2.6 years.
The following table summarizes the activity of stock options for the three months ended March 31, 2006 for both employees and nonemployee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		average	Contractual	Value
	Options	exercise price	Life (years)	(000’s)
Outstanding at December 31, 2005	740,704	$6.56
Granted	74,120	27.38
Exercised	(174,238)	5.10
Forfeited	(3,540)	25.05

Outstanding at March 31, 2006	637,046	$9.28	4.4	$12,631

Exercisable at March 31, 2006	521,706	$5.71	3.9	$12,208

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3.7 million and $1.3 million, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2006 and 2005 was $8.97 and $7.24, respectively. The Company used the Black-Scholes-Merton formula in the determination of fair value.
The following table summarizes the weighted average assumptions used in valuing options for the three months ended March 31, 2006 and 2005:

	2006	2005
Risk free interest rate	4.46%	3.90%
Expected life in years	3	3
Expected volatility	41.10%	40.00%
Dividend rate	—	—
Expected forfeitures	—	—

The following table summarizes the status of the Company’s unvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006:

		Weighted average
	Options	grant-date fair value
Unvested at December 31, 2005	44,760	$7.07
Granted	74,120	8.97
Forfeited	(3,540)	8.05

Unvested at March 31, 2006	115,340	$8.26

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew revenue by 13.4 percent in the first quarter of 2006 over the first quarter of 2005. Revenue growth at Saia was attributable to both improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges, and growth in less-than-truckload (LTL) tonnage. Revenue declines at Jevic resulted from quarter over quarter tonnage declines slightly offset by very modest yield improvement, including the effects of fuel surcharges.
Consolidated operating income was $6.3 million for the first quarter of 2006, a decrease of $3.0 million from the prior-year quarter. First quarter of 2006 results include $3.0 million in equity-based compensation charges as a result of the Company’s increased stock price. In addition, the holding company incurred $0.5 million in costs related to the resolution of a proxy matter and fees associated with an ongoing strategic evaluation process. Saia’s first quarter 2006 operating income improved 39 percent, led by strong LTL tonnage increases and solid LTL yield improvement. Jevic’s volume decline produced unfavorable operating leverage, which more than offset progress on cost management initiatives. The consolidated operating ratio (operating expenses divided by operating revenue) was 97.8 percent in the first quarter of 2006 compared to 96.4 percent in the first quarter of 2005. The first quarter of the year is typically the weakest due to seasonally lower volumes and winter weather effects.
The Company used $0.7 million in cash for operating activities through the first three months of the year versus generating $20.6 million in the prior-year period. The decrease in cash flow from operating activities was primarily due to fluctuations in working capital accounts. Additionally, the Company received a $7.0 million income tax refund in the first quarter of 2005. The Company had net cash used in investing activities of $21.2 million during the first three months of 2006 for the purchase of property and equipment. The Company’s cash from financing activities during the first three months of 2006 included $8.0 million of borrowings on the Company’s credit agreement.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of SCS Transportation, Inc. (also referred to as “SCST” and the “Company”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2005 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
SCST is an asset-based transportation company providing regional and interregional LTL services and selected national LTL, truckload (TL) and time-definite service solutions to a broad base of customers across the United States. Our operating subsidiaries are Saia Motor Freight Line, Inc. (Saia), based in Duluth, Georgia, and Jevic Transportation, Inc. (Jevic), based in Delanco, New Jersey.
Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our networks, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. The Company measures yield (revenue per hundred weight) both including and excluding fuel surcharge. Fuel surcharges have remained in effect for several years and have become an increasingly significant component of revenue. Fuel surcharge has also become a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under fuel surcharge and other accessorial programs.

Results of Operations
SCS Transportation, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2006 and 2005
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2006	2005	’06 v. ’05
Operating Revenue	$287,330	$253,288	13.4%
Operating Expenses:
Salaries, wages and employees’ benefits	158,733	140,687	12.8
Purchased transportation	25,344	21,016	20.6
Depreciation and amortization	12,313	11,669	5.5
Other operating expenses	84,652	70,677	19.8
Operating Income	6,288	9,239	(31.9)
Operating Ratio	97.8%	96.4%	1.5
Nonoperating Expense	2,283	2,533	(9.9)
Working Capital	44,392	53,918	(17.7)
Cash Flow from (Used in) Operations	(721)	20,559	(103.5)
Cash Used in Investing Activities	21,215	15,439	37.4
Operating Statistics:
LTL Tonnage
Saia	840	729	15.2
Jevic	252	261	(3.3)
Total Tonnage
Saia	1,013	880	15.1
Jevic	538	564	(4.7)
LTL Shipments
Saia	1,494	1,309	14.1
Jevic	206	223	(7.6)
Total Shipments
Saia	1,518	1,330	14.2
Jevic	240	258	(7.0)
LTL Revenue per hundredweight
Saia	11.30	10.64	6.2
Jevic	10.84	10.77	0.7
Saia (excluding fuel surcharge)	10.03	9.75	2.8
Jevic (excluding fuel surcharge)	9.59	9.90	(3.1)
Total Revenue per hundredweight
Saia	10.12	9.51	6.4
Jevic	7.65	7.42	3.1
Saia (excluding fuel surcharge)	9.05	8.77	3.2
Jevic (excluding fuel surcharge)	6.77	6.83	(0.8)
Quarter ended March 31, 2006 vs. quarter ended March 31, 2005
Revenue and volume
Consolidated revenue increased 13.4 percent to $287.3 million in the first quarter of 2006 from both strong tonnage increases and revenue per hundred weight (yield) improvement at Saia. While pricing remains competitive for both operating subsidiaries, Saia results included improved quarter-over-quarter yields by 6.4 percent while Jevic results included only a 3.1 percent improvement in yield, largely due to the effects of fuel surcharges. Fuel surcharge revenue, which was 10.8 percent of total revenue in the first quarter of 2006 compared to 7.8 percent of total revenue in the first quarter of 2005, is intended to mitigate the Company’s exposure to rising diesel prices.
Saia operating revenue was $204.6 million in the first quarter of 2006, an increase of 22.6 percent over first quarter 2005 operating revenue of $167.0 million. Saia operating revenue excluding fuel surcharge was $183.0 million in the first quarter of 2006, up 18.9 percent from $153.9 million in the first quarter of 2005. The revenue growth rate at Saia strengthened over the fourth quarter of 2005. Saia’s growth occurred across all regions and within each of the months of the quarter, particularly January. LTL revenue per hundredweight (a measure of yield) increased 6.2 percent to $11.30 per hundredweight for the first quarter of 2006. LTL tonnage was up 15.2 percent to 0.8 million tons and LTL shipments were up 14.1 percent to 1.5 million shipments. Management believes that Saia continues to grow volume and increase yields through high quality service for its customers, growth in value added services, like Xtreme Guarantee, general economic growth and industry consolidation. Approximately 75 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to the annual general rate increase. On April 3, 2006, Saia implemented a 5.9 percent general rate increase for customers comprising this 25 percent of revenue compared to a 5.9 percent general rate increase on May 2, 2005. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
Jevic had operating revenue of $84.2 million in the first quarter of 2006, a 2.5 percent decrease from $86.3 million in the first quarter of 2005. Jevic operating revenue excluding fuel surcharge was $74.7 million in the first quarter of 2006, down 6.1 percent from $79.6 million in the first quarter of 2005. Jevic’s revenue decline is due to a decrease in LTL and truckload volumes. Jevic total revenue per hundredweight increased 3.1 percent to $7.65 per hundredweight largely due to increased fuel surcharge revenue. Jevic’s total tonnage decreased 4.7 percent to 0.5 million tons and shipments were down 7.0 percent to 0.2 million shipments compared to the prior-year quarter. At Jevic, total tonnage comparisons deteriorated as the quarter progressed primarily in terms of truckload tons per day. After some progress in the fourth quarter of 2005 and early January 2006, LTL tonnage trends then deteriorated throughout the remainder of the quarter, stabilizing at the end of March. Management believes the decline in tonnage was impacted by a combination of increased competitive pressure following recent corporate publicity, an unseasonably warm winter which hurt its freeze protection business and excess truckload capacity. Approximately 60 percent of Jevic’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 40 percent of revenue is subject to the annual general rate increase. On April 24, 2006, Jevic implemented a 5.9 percent general rate increase for customers comprising this 40 percent of revenue compared to a 5.6 percent general rate increase on June 6, 2005. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated operating income decreased 31.9 percent to $6.3 million. Improved performance at Saia during the first quarter was more than offset by lower margins at Jevic and higher consolidated equity-based compensation expense. First quarter 2006 results include $3.0 million in equity-based compensation charges as a result of the Company’s increased stock price and performance relative to SCST’s peers compared to a benefit of $0.2 million in the prior-year quarter. In addition, the holding company incurred $0.5 million in costs related to the resolution of a proxy matter and fees associated with an ongoing strategic evaluation process. Consolidated operating results were negatively impacted by lower operating margins at Jevic due primarily to a tonnage decline, which produced unfavorable operating leverage. The first quarter of 2006 operating ratio (operating expenses divided by operating revenue) was 97.8 percent, a 140 basis point decrease from 96.4 percent for the first quarter of 2005. Higher fuel prices (exclusive of a $0.8 million increase in operating taxes and licenses related to fuel), in conjunction with volume changes, caused $9.3 million of the increase in operating expenses and supplies. Purchased transportation expenses increased 20.6 percent reflecting both increased utilization driven by volume increases at Saia and increased cost per mile largely driven by both capacity constraints and fuel price increases. Increased revenues from the fuel surcharge program offset the effect of these fuel price increases.
Saia had operating income of $12.5 million in the first quarter of 2006 up 39.0 percent from $9.0 million in the first quarter of 2005. The operating ratio at Saia was 93.9 percent in the current quarter, a 70 basis point improvement from the first quarter of 2005. Saia improved quarter-over-quarter operating income through increased tonnage, improved prices and overall cost effectiveness. Saia experienced increased salaries and wages and purchased transportation expense in line with volume increases, higher wage rates and price increases. Saia’s wage rates averaged 2.9 percent higher in the first quarter of 2006 compared to the first quarter of 2005. In addition, current quarter maintenance expense at Saia was $1.3 million higher than in the prior-year first quarter. Saia is still in the process of completing its insurance claims related to the hurricanes in the third quarter of 2005; the remaining insurance recovery will be recognized upon reaching a negotiated settlement for the remaining claims. During the first quarter of 2006, no additional benefit was recognized in connection with these claims.
Jevic had an operating loss of $2.3 million in the first quarter of 2006, down from operating income of $0.5 million in the first quarter of 2005. Current-quarter results were unfavorably impacted by a tonnage decline, producing unfavorable operating leverage, which more than offset progress on cost management initiatives. In addition, as a result of the lower business levels, Jevic reduced its workforce by approximately 8 percent during the quarter through a combination of attrition and layoffs that resulted in severance costs of about $0.2 million in the current quarter. Additionally, Jevic’s modest yield decline excluding fuel surcharge effects and increased wages and benefit costs contributed to the operating income decline. Wage rates averaged 3.6 percent higher in the first quarter of 2006 compared to the first quarter of 2005 including the impacts of planned wage increases and other mix changes. The operating ratio at Jevic was 102.8 percent for the first quarter of 2006 compared to 99.4 percent for the first quarter of 2005.
Net holding company operating expenses for the first quarter of 2006 were $3.8 million in excess of costs allocated to the operating companies compared to $0.2 million in excess of costs allocated in the first quarter of 2005. The increase in net holding company operating expenses was primarily due to $3.0 million in equity-based compensation charges compared to a benefit of $0.2 million in the first quarter of 2005. The Company’s long-term incentive plans’ expense is tied to the Company’s stock price performance versus a peer group and the deferred compensation plans’ expense is tied to changes in the Company’s stock price. During the quarter, the Company recorded $2.2 million in expense under its long-term incentive plans, to increase the accrual to $3.0 million at March 31, 2006 for the pro-rata performance period-to-date from below target level performance to slightly less than the maximum payout under the plans, which is two times target level payout. Approximately one-half of the March 31, 2006 accrual represents estimated payments in 2007 with the remainder to be paid in 2008 and 2009. The second component of equity compensation results from the effect of increases in the Company’s stock price on accounting for Company shares held in deferred compensation plans. While generally accepted accounting principles require mark-to-market of the deferred compensation liability, it does not allow the Company to recognize appreciation of Company stock held by employee participants in these plans. This non-cash charge was $0.8 million for the quarter. In addition, the holding company incurred $0.5 million in costs related to the resolution of a proxy matter and fees associated with an ongoing strategic evaluation process. These costs included fees to investment bankers, legal fees and other miscellaneous items.
Other
Substantially all SCST nonoperating expenses represent interest expense which was $2.5 million for the first quarter of 2006, up $0.1 million from the first quarter of 2005. Other, net decreased by $0.3 million primarily due to the first quarter of 2005 including $0.2 million in costs related to the amendment of the Credit Agreement. The consolidated effective tax rate was 40.8 percent for the three-months ended March 31, 2006 consistent with the consolidated effective tax rate of the three-months ended March 31, 2005. The notes to the 2005 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2005 provide an analysis of the annual income tax provision and the effective tax rate.
Net income was $2.4 million or $0.16 per diluted share in the first quarter of 2006 compared to net income of $4.0 million or $0.26 per diluted share in the first quarter of 2005.
Working capital/capital expenditures
Working capital at March 31, 2006 was $44.4 million, which decreased from working capital at March 31, 2005 of $53.9 million. The decrease in working capital is due to a lower cash balance and an increase in current maturities of long-term debt at March 31, 2006 primarily used to fund investing and financing activities for the twelve months ended March 31, 2006. Cash flows used in operating activities were $0.7 million for the three-months ended March 31, 2006 vs. cash flows from operating activities of $20.6 million for the three-months ended March 31, 2005. The decrease in cash flows from operations was due to decreases in accounts payable and wages, vacations and employee benefits in addition to seasonal increases in accounts receivable and working capital needs to fund capital expenditures earlier in the year during 2006 than 2005. Additionally, cash flows from operations in 2005 included the receipt of a $7.0 million income tax refund. For the three-months ended March 31, 2006 cash used in investing activities was $21.2 million versus $15.4 million in the prior-year three-month period. The 2006 acquisition of property and equipment includes growth capital at Saia as well as replacement revenue equipment and technology equipment and software. For the three-months ended March 31, 2006, cash from financing activities was $10.3 million versus cash used in financing activities of $1.8 million for the prior-year three months. Current quarter financing activities included a $8.0 million net increase in total debt under the revolving credit facility to fund capital expenditure requirements during the first quarter of 2006.
Outlook
Our business remains highly correlated to the general economy, and in particular industrial production. For 2006, we anticipate improved profitability at Saia due to anticipated favorable economic conditions, continued growth in our existing geography and subsidiary-specific profit improvement initiatives. These initiatives include yield improvement, gains in cost management, productivity and asset utilization that collectively seek to offset anticipated structural cost increases in wages, healthcare costs and other expense categories. With respect to Jevic, profitability improvement is dependent upon reversing first quarter volume weakness, further improving yields and revenue quality while continuing to progress cost management and efficiency initiatives.
In 2006, we will continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Saia continues to evaluate opportunities to grow and further increase profitability. Actual results for 2006 will depend upon a number of factors, including the continued strength of the economy, our ability to match capacity with shifting volume levels, competitive pricing pressures, cost and availability of drivers and purchased transportation, insurance claims, regulatory changes and successful implementation of subsidiary-specific profit improvement initiatives. In addition, the Board of Directors has retained an investment banking firm to explore strategic alternatives to enhance shareholder value. There can be no assurance this process will result in any transaction. The Company does not intend to disclose developments with respect to the exploration of strategic alternatives unless and until the Board of Directors has approved a specific transaction or course of action.
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
The Company’s long-term debt at March 31, 2006 includes $100 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are interest only until June 30, 2006 and at that time semi-annual principal payments begin, with the final payment due December 2013. Under the terms of the Senior Notes, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2006, SCST was in compliance with these covenants. In addition, SCST has third party borrowings of approximately $14.0 million in subordinated notes and $0.9 million in seller notes.
SCST also entered into a $50 million (amended November 2004 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was amended in January 2005 to increase availability and the Company’s capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims and achieve greater flexibility for potential future acquisitions. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At March 31, 2006, SCST had $8.0 million in borrowings under the Credit Agreement, $43.9 million in letters of credit outstanding under the Credit Agreement and availability of $58.1 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, SCST must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2006, SCST was in compliance with these covenants.
At March 31, 2006, the Company’s former parent company (Yellow) provided guarantees on behalf of SCST primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, SCST pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At March 31, 2006, the portion of collateral allocated by Yellow to SCST in support of these claims was $2.6 million.
Projected net capital expenditures for 2006 are approximately $110 million including several strategic real estate opportunities within Saia’s existing network. This represents an approximately $56 million increase from 2005 net capital expenditures for property and equipment. Approximately $66.5 million of the remaining 2006 capital budget was committed at March 31, 2006. Net capital expenditures pertain primarily to replacement of revenue equipment at both subsidiaries and additional investments in information technology, land and structures. Approximately $95 million of 2006 projected net capital expenditures applies to Saia with the remaining approximately $15 million for

Jevic. Projected capital expenditures for 2006 could exceed this level if Saia is successful in executing its geographic expansion objective.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $83.4 million for the year ended December 31, 2005, which were $29.7 million more than 2005 net capital expenditures for acquisition of property and equipment. Cash flows used in operations were $0.7 million for the three months ended March 31, 2006 reflecting the seasonally low quarter and were $21.9 million less than net capital expenditures for the quarter. Cash flows used in operating activities for the three months ended March 31, 2006 decreased $21.3 million compared to the prior year quarter primarily as a result of decreases in accounts payable and accrued claims and a $7.0 million tax refund received in the first quarter of 2005. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($5.2 million at March 31, 2006) and availability under its revolving credit facility ($58.1 million at March 31, 2006). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2005 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.7 million for 2006 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2006.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2006 (in millions):

	Payments due by year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	8.0	$—	$—	$—	$8.0
Long-term debt (1)	5.0	11.4	12.4	18.9	18.9	48.3	114.9
Operating leases	10.0	10.7	6.7	3.5	2.2	0.4	33.5
Purchase obligations (2)	71.3	7.4	0.2	—	—	—	78.9

Total contractual obligations	$86.3	$29.5	$27.3	$22.4	$21.1	$48.7	$235.3

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2005.

(2)	Includes commitments of $73.4 million for capital expenditures.

	Amount of commitment expiration by year
	2006	2007	2008	2009	2010	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$58.1	$—	$—	$—	$58.1
Letters of credit	43.3	3.1	—	—	—	—	46.4
Surety bonds	5.3	0.1	—	—	—	—	5.4

Total commercial commitments	$48.6	$3.2	$58.1	$—	$—	$—	$109.9

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
•	Depreciation and Capitalization of Assets. Under the SCST accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for SCST’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.
•	Recovery of Goodwill. In connection with its acquisition in 2004, SCST allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, SCST assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the operating subsidiaries of SCST, fair value of the assets and liabilities of SCST, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options and cash-based awards. The criteria for the cash-based awards are SCST’s total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in note 5 to the condensed consolidated financial statements contained herein.
These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2005.
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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of SCST. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; the effects and outcomes of strategic evaluations; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for December 31, 2005, as updated by Item 1A of the Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
SCST is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of SCST’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Form 10-K for the year ended December 31, 2005. To help mitigate our risk to rising fuel prices, Saia and Jevic each have implemented fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of SCST to fuel price volatility is significantly reduced.
The following table provides information about SCST third-party financial instruments as of March 31, 2006. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2006
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$5.0	$11.4	$11.4	$18.9	$18.9	$48.4	$114.0	$114.9
Average interest rate	7.38%	7.33%	7.33%	7.35%	7.35%	7.32%
Variable rate debt	$—	$—	$8.9	$—	$—	$—	$8.9	$8.9
Average interest rate	—	—	5.87%	—	—	—

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2005 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
					(c) Total		(d) Maximum
					Number of		Number (or
					Shares (or		Approximate
					Units)		Dollar Value) of
	(a) Total				Purchased as		Shares (or Units)
	Number		(b) Average		Part of Publicly		that May Yet be
	of Shares		Price Paid		Announced		Purchased under
	(or Units)		per Share		Plans or		the Plans or
Period	Purchased		(or Unit)		Programs		Programs
January 1, 2006 through January 31, 2006	1,250	(2)	$27.09	(2)	—	(1)	$7,097,296	(1)
February 1, 2006 through February 28, 2006	9,500	(3)	26.31	(3)	—	(1)	7,097,296	(1)
March 1, 2006 through March 31, 2006	1,300	(4)	27.44	(4)	—	(1)	7,097,296	(1)

Total	12,050				—

(1)	Shares purchased as part of publicly announced programs are purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no purchases of shares by the Company for the period January 1, 2006 through March 31, 2006.

(2)	The SCST Executive Capital Accumulation Plan sold 750 shares of SCST stock on the open market at $27.93 per share during the period of January 1, 2006 through January 31, 2006.

(3)	The SCST Executive Capital Accumulation Plan sold 970 shares of SCST stock on the open market at $26.03 per share during the period of February 1, 2006 through February 28, 2006.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of March 1, 2006 through March 31, 2006.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders —
(a) On April 20, 2006, SCST held its Annual Meeting of Shareholders
(b)	The following directors were elected for three-year terms with the indicated number of votes set forth below:

	For	Withheld
Herbert A. Trucksess, III	12,382,025	157,004
James A. Olson	12,483,894	55,135
Jeffrey C. Ward	12,274,736	264,293

Continuing Directors:
Linda J. French
John J. Holland
William F. Martin, Jr.
Bjorn E. Olsson
Douglas W. Rockel
(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2006 was voted on and approved at the meeting by the following vote: For: 12,436,040, Against: 98,315, Abstain: 4,674.
Item 5. Other Information — None
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e) Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as

32.1	Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as

32.2	Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCS TRANSPORTATION, INC.

/s/ James J. Bellinghausen

James J. Bellinghausen
Vice President of Finance and
Date: April 28, 2006	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

3.2	Amended and Restated By-laws of SCS Transportation, Inc. (incorporated herein by reference to Exhibit 3.2 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1