Form 10-Q
period 2006-06-30
SAIA INC
filed 2006-07-28
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983

SAIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer Identification No.)

4435 Main Street, Suite 930
Kansas City, Missouri
(Address of principal	64111
executive offices)	(Zip Code)
(816) 960-3664
(Registrant’s telephone number, including area code)
SCS Transportation, Inc.
(former name)

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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 26, 2006

Common Stock, par value $.001 per share	14,656,155

SAIA, INC.
(formerly SCS Transportation, Inc.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$47,602	$16,865
Accounts receivable	95,959	85,074
Prepaid expenses and other	24,650	22,233
Current assets of discontinued operations	12,440	50,073

Total current assets	180,651	174,245
Property and Equipment, at cost	457,510	427,019
Less-accumulated depreciation	191,689	180,385

Net property and equipment	265,821	246,634
Goodwill, net	30,530	30,530
Other Intangibles, net	1,297	1,664
Other Noncurrent Assets	938	1,225
Long-term Assets of Discontinued Operations, net	—	100,443

Total assets	$479,237	$554,741

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$43,166	$43,487
Wages, vacations and employees’ benefits	39,105	37,915
Other current liabilities	32,801	26,797
Current portion of long-term debt	8,856	5,000
Current liabilities of discontinued operations	949	23,388

Total current liabilities	124,877	136,587
Other Liabilities:
Long-term debt	103,593	109,913
Deferred income taxes	40,949	40,949
Claims, insurance and other	12,199	14,041
Long-term liabilities of discontinued operations	—	24,859

Total other liabilities	156,741	189,762
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,656,155 and 14,480,438 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	15	14
Additional paid-in-capital	197,498	194,398
Deferred compensation trust, 98,457 and 87,597 shares of common stock at cost at June 30, 2006 and December 31, 2005, respectively	(1,630)	(1,322)
Retained earnings	1,736	35,302

Total shareholders’ equity	197,619	228,392

Total liabilities and shareholders’ equity	$479,237	$554,741

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2006	2005	2006	2005
Operating Revenue	$224,814	$185,824	$429,460	$352,789
Operating Expenses:
Salaries, wages and employees’ benefits	117,502	101,761	230,568	195,551
Purchased transportation	18,101	14,149	35,109	26,734
Fuel, operating expenses and supplies	48,758	37,308	93,664	70,379
Operating taxes and licenses	7,303	6,513	14,651	12,732
Claims and insurance	6,793	7,662	13,099	14,234
Depreciation and amortization	7,845	7,313	15,429	14,055
Operating (gains) and losses	(191)	(162)	(324)	(436)
Restructuring charges	1,680	—	1,680	—

Total operating expenses	207,791	174,544	403,876	333,249

Operating Income	17,023	11,280	25,584	19,540
Nonoperating Expenses:
Interest expense	2,427	2,429	4,901	4,850
Other, net	(28)	(74)	(213)	53

Nonoperating expenses, net	2,399	2,355	4,688	4,903

Income Before Income Taxes	14,624	8,925	20,896	14,637
Income Tax Provision	5,658	3,650	8,013	5,911

Income from Continuing Operations	8,966	5,275	12,883	8,726
Income (Loss) from Discontinued Operations	(44,903)	515	(46,449)	1,036

Net Income (Loss)	$(35,937)	$5,790	$(33,566)	$9,762

Average common shares outstanding – basic	14,557	14,892	14,529	14,975

Average common shares outstanding – diluted	14,873	15,217	14,859	15,318

Basic Earnings Per Share-Continuing Operations	$0.61	$0.35	$0.89	$0.58

Diluted Earnings Per Share-Continuing Operations	$0.60	$0.35	$0.87	$0.57

Basic Earnings (Loss) Per Share-Discontinued Operations	$(3.08)	$0.04	$(3.20)	$0.07

Diluted Earnings (Loss) Per Share-Discontinued Operations	$(3.02)	$0.03	$(3.13)	$0.07

Basic Earnings (Loss) Per Share	$(2.47)	$0.39	$(2.31)	$0.65

Diluted Earnings (Loss) Per Share	$(2.42)	$0.38	$(2.26)	$0.64

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2006 and 2005
(in thousands)
(unaudited)

	Six Months
	2006	2005
Operating Activities:
Net cash from operating activities—continuing operations	$27,609	$28,490
Net cash from operating activities—discontinued operations	9,158	8,324

Net cash from operating activities	36,767	36,814

Investing Activities:
Acquisition of property and equipment	(42,328)	(16,308)
Proceeds from disposal of property and equipment	667	897
Proceeds from sale of subsidiary	41,200	—
Net investment in discontinued operations	(5,359)	(9,244)

Net cash used in investing activities	(5,820)	(24,655)

Financing Activities:
Repayment of long-term debt	(2,500)	(8,002)
Borrowing of long-term debt	—	4,000
Repurchase of common stock	—	(9,177)
Proceeds from stock option exercises	2,290	514

Net cash used in financing activities	(210)	(12,665)

Net Increase (Decrease) in Cash and Cash Equivalents	30,737	(506)
Cash and cash equivalents, beginning of period	16,865	6,949

Cash and cash equivalents, end of period	$47,602	$6,443

Supplemental Cash Flow Information:
Income taxes paid, net	$1,494	$2,675
Interest paid	6,667	4,750
See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. (formerly SCS Transportation, Inc.) and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, Inc. (together the Company or Saia). As described in Note 6, on June 30, 2006 the Company completed the sale of the outstanding common stock Jevic Transportation, Inc. (Jevic) and accordingly the sale and results of operations of Jevic have been reflected as discontinued operations.
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the quarter and six-months ended June 30, 2006, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.
Organization
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, Inc. (Saia Motor Freight).
Restructuring Costs
Net restructuring charges totaling $1.7 million were expensed in the quarter ended June 30, 2006. The restructuring charges consisted of $1.9 million in employee severance offset by $0.2 million reduction in the estimated payout under long-term incentive plans, associated with the Company’s consolidation and relocation of corporate headquarters to Duluth, Georgia. The Company anticipates additional restructuring charges of approximately $1.0 million in the second half of 2006, primarily severance and stay incentives through this transition period. At June 30, 2006 total accrued restructuring costs were $1.9 million. These costs are anticipated to be fully paid by June 30, 2007.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to recognize in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impacts of adoption of FIN 48 on its results of operations and its financial position and will be required to adopt FIN 48 as of January 1, 2007. There are no other new accounting pronouncements pending adoption as of June 30, 2006, which the Company believes would have a significant impact on its consolidated financial position or results of operations.

Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements and these related notes to conform with the current presentation, specifically related to the cash flow presentation of stock option exercises and to reflect discontinued operations. See Note 6.
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$8,966	$5,275	$12,883	$8,726
Income (loss) from discontinued operations, net	(44,903)	515	(46,449)	1,036

Net income (loss)	$(35,937)	$5,790	$(33,566)	$9,762

Denominator:
Denominator for basic earnings per share–weighted average common shares	14,557	14,892	14,529	14,975
Effect of dilutive stock options	290	312	308	335
Effect of other common stock equivalents	26	13	22	8

Denominator for diluted earnings per share–adjusted weighted average common shares	14,873	15,217	14,859	15,318

Basic Earnings Per Share – Continuing Operations	$0.61	$0.35	$0.89	$0.58

Basic Earnings (Loss) Per Share – Discontinued Operations	(3.08)	0.04	(3.20)	0.07

Basic Earnings (Loss) Per Share	$(2.47)	$0.39	$(2.31)	$0.65

Diluted Earnings Per Share – Continuing Operations	$0.60	$0.35	$0.87	$0.57

Diluted Earnings (Loss) Per Share – Discontinued Operations	(3.02)	0.03	(3.13)	0.07

Diluted Earnings (Loss) Per Share	$(2.42)	$0.38	$(2.26)	$0.64

(3) Business Segment Information
The Company has one operating subsidiary (Saia Motor Freight) that is a reportable segment. The segment is managed separately from the holding company because it requires different operating, technology and marketing strategies. The Company evaluates financial performance of the segment primarily on its operating income and return on capital. The business segment information has been reclassified to reflect Jevic as discontinued operations for all periods presented.
The accounting policies are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to management, the holding company performs treasury and cash management, investor relations, legal, internal audit, income tax and financial reporting functions as well as maintaining long-term incentive plans and incurring certain other public company costs on behalf of the operating subsidiary. Such costs were $3.6 million and $1.4 million in the quarters ended June 30, 2006 and 2005 respectively and $7.3 million and $4.8 million for the six months ended June 30, 2006 and 2005, respectively. Management fees and other corporate services are charged to the segment based on direct benefit received or allocated indirect benefit. The operating income amounts shown under “corporate and eliminations” in the table below reflect the holding company costs incurred in excess of the allocations to the operating company, including restructuring costs of $1.7 million in the quarter ended June 30, 2006.

		Corporate
	Saia Motor	and
	Freight	Eliminations	Consolidated
As of June 30, 2006
Identifiable assets—continuing operations	$419,351	$47,446	$466,797

As of December 31, 2005
Identifiable assets—continuing operations	$389,076	$15,149	$404,225

Quarter ended June 30, 2006
Operating revenue	$224,814	$—	$224,814
Operating income (loss)	19,117	(2,094)	17,023

Quarter ended June 30, 2005
Operating revenue	$185,824	$—	$185,824
Operating income (loss)	12,507	(1,227)	11,280

Six-months ended June 30, 2006
Operating revenue	$429,460	$—	$429,460
Operating income (loss)	31,577	(5,993)	25,584

Six-months ended June 30, 2005
Operating revenue	$352,789	$—	$352,789
Operating income (loss)	21,470	(1,930)	19,540
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
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under FASB Statement No. 123, Accounting for Stock-Based Compensation as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 123). Under Statement 123 the Company recognized stock option expense prospectively for all stock option awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted using the straight-line method.
Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payments (Statement 123(R)). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.
The Company adopted Statement 123(R) using the modified prospective method, one of two permitted methods. A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there was no additional compensation costs to be recognized for previously granted awards.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148. The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and will to continue to use this acceptable option valuation model under Statement 123(R).

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the six months ended June 30, 2006 and 2005, cash flows from financing activities were increased by $1.4 million and $0.6 million, respectively, for such excess tax deductions that would have been shown in operating cash flows in periods prior to the adoption of Statement 123(R).
At June 30, 2006, the Company has reserved and remaining outstanding stock option grants for 474,646 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off of the Company from Yellow Corporation, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of the Company were replaced with Company stock options (New Company Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New Company Options and their exercise price was determined based on the relationship of the Company stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New Company Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New Company Options were fully vested at December 31, 2004.
The shareholders of the Company approved the Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. The Company has reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock option awards have cliff vesting at the end of three years of continuous service and have a seven year contractual term. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers, except that the Compensation Committee of the Board has discretion to pay entirely in cash the nonexecutive chair’s retainer. The 2003 Omnibus Plan also provides for an annual grant to each non-employee director of no more than 3,000 shares to each non-employee director. These share awards generally vest immediately.
Shares issued to non-employee directors in lieu of annual cash retainers were 1,479 and zero for the six months ended June 30, 2006 and 2005. Non-employee directors were also issued 11,153 and 14,871 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the six months ended June 30, 2006 and 2005, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At June 30, 2006 and December 31, 2005, 235,669 and 290,901 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.
The six months ended June 30, 2006 and 2005 had stock option compensation expense of less than $0.2 million, included in salaries, wages and benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of June 30, 2006 there is unrecognized compensation expense of $0.7 million related to unvested stock options, which is expected to be recognized over a period of 2.4 years.

The following table summarizes the activity of stock options for the six months ended June 30, 2006 for both employees and nonemployee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		average	Contractual	Value
	Options	exercise price	Life (years)	(000’s)
Outstanding at December 31, 2005	740,704	$6.56
Granted	74,120	27.38
Exercised	(174,238)	5.10
Forfeited	(31,520)	24.73

Outstanding at June 30, 2006	609,066	$8.57	4.0	$11,545

Exercisable at June 30, 2006	521,706	$5.71	3.6	$11,383

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $3.7 million and $1.5 million, respectively. The weighted-average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $8.97 and $7.24, respectively.
The following table summarizes the weighted average assumptions used in valuing options for the six months ended June 30, 2006 and 2005:

	2006	2005
Risk free interest rate	4.46%	3.90%
Expected life in years	3	3
Expected volatility	41.10%	40.00%
Dividend rate	—	—
Expected forfeitures	—	—
The following table summarizes the status of the Company’s unvested options as of June 30, 2006 and changes during the six months ended June 30, 2006:

		Weighted average
	Options	grant-date fair value
Unvested at December 31, 2005	44,760	$7.07
Granted	74,120	8.97
Forfeited	(31,520)	8.09

Unvested at June 30, 2006	87,360	$8.31

(6) Discontinued Operations
On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic, its hybrid LTL and TL trucking carrier business, which was previously a reportable segment. The Board of Directors of the Company completed an evaluation of strategic alternatives to enhance shareholder value. The Board concluded that Jevic, which had not achieved acceptable levels of profitability for several years, was not core to the long-term direction of the Company and the sale of Jevic was in the best interests of the Company’s shareholders.
The sale of Jevic was to an affiliate of Sun Capital Partners, Inc., a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006, in a cash transaction of $42.2 million less a working capital adjustment currently estimated at $1.0 million, to be finalized within 90 days of the transaction date. Transaction fees and expenses are estimated to be approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code resulting in an estimated $12.4 million income tax benefit from the transaction. The Company recorded a loss on the sale of Jevic of $44 million or $2.96 per share, net of income tax benefits.
The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s workers’ compensation, bodily injury and property damage and general liability claims that were estimated to be approximately $15.3 million at the transaction date. In connection with the transaction, the Company received collateral in the form of a $15.3 million letter of credit from Jevic’s third party bank for Jevic’s obligations under the indemnity agreement. In addition, the Company agreed to maintain approximately $1.0 million of surety bonds outstanding at the transaction date. The buyer agreed to use its reasonable best efforts to affect a release of the Company from this obligation or otherwise replace these surety bonds. We do not anticipate future obligations or liabilities in addition to those already recorded in our financial statements related to this transaction.
Prior to the transaction date Saia Motor Freight acted as a cartage agent for Jevic in certain geographies and provided transportation services. Saia Motor Freight’s revenue from Jevic for these services was $1.6 million and $0.8 million for the quarters ended June 30, 2006 and 2005, respectively. Saia Motor Freight’s revenue from Jevic for the six months ended June 30, 2006 and 2005 were $3.1 million and $1.5 million, respectively. It is anticipated that Saia Motor Freight will continue to provide cartage services to Jevic subsequent to the transaction date. Pursuant to the Stock Purchase Agreement, the Company and its subsidiary have agreed to provide certain transitional administrative services to Jevic for approximately one year at the Company’s incremental cost of providing such services. The amount of these services is not believed to be material.
The accompanying condensed consolidated statements of operations for all periods presented have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Second Quarter		Six Months
	2006	2005	2006	2005
Revenue from discontinued operations	$82,531	$86,061	$165,215	$172,384
Pre-tax income (loss) from discontinued operations	(1,303)	982	(3,571)	1,976
Pre-tax loss on disposal on discontinued operations	(56,455)	—	(56,455)	—
Income tax (provision) benefit	12,855	(467)	13,577	(940)

Income (loss) from discontinued operations	$(44,903)	$515	$(46,449)	$1,036

A summary of the assets and liabilities from discontinued operations is as follows:

	June 30,	December 31,
	2006	2005
Accounts receivable, net	$—	$41,750
Other current assets	12,440	6,196
Deferred income taxes	—	2,127
Property and equipment, net	—	98,899
Other noncurrent assets	—	1,544

Total assets from discontinued operations	$12,440	$150,516

Accounts payable and checks outstanding	$—	$11,454
Wages, vacations and employees’ benefits	—	5,575
Claims and insurance accruals	—	14,071
Other current liabilities	949	34
Deferred income taxes	—	17,113

Total liabilities from discontinued operations	$949	$48,247
Assets of discontinued operations at June 30, 2006 reflect a $12.4 million income tax receivable that is estimated to be used to offset future estimated tax payments in the second half of 2006. Liabilities of discontinued operations at June 30, 2006 reflect accrued transaction fees that are estimated to be paid in the third quarter of 2006. The Company had historically allocated a management fee to Jevic for corporate level costs including treasury, accounting, legal, accounting, tax, internal audit and other holding company functions. This management fee has not been charged to discontinued operations as the Company continues to incur a majority of these expenses. Discontinued operations have been allocated the direct costs incurred by the Company for Jevic participants in the cash based long-term incentive plan under the Amended and Restated 2003 SCST Omnibus Incentive Plan. These costs were a $0.2 million benefit and a $0.3 million benefit for the quarter and six months ended June 30, 2006, respectively, and less than $0.1 million expense for both the quarter and six months ended June 30, 2005. The Company did not allocate interest expense to discontinued operations, as no third party borrowings were assumed by the buyer or retired in connection with the transaction and the Company has no immediate plans to pay down corporate level debt with the transaction proceeds. In addition, the income tax expense (benefit) was allocated to discontinued operations by calculating an appropriate effective tax rate for the discontinued operations based on the permanent differences of Jevic for each of the respective periods.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid LTL and TL carrier business, to an affiliate of Sun Capital Partners, Inc., a private investment firm. The transaction includes an estimated net cash proceeds of $40.0 million, subject to a final working capital adjustment and $12.4 million in future income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s financial statements for all periods presented. Holding company management fees have been charged to continuing operations, in accordance with U.S. generally accepted accounting principles. Additionally, no interest charges have been allocated to discontinued operations and income taxes have been allocated between continuing and discontinued operations based on estimated separate company effective tax rates. In connection with the sale of Jevic, the Company recorded a non-cash after-tax charge of approximately $44.0 million, or ($2.96) per share in the second quarter of 2006. In addition, the Company recorded as discontinued operations, a loss from the operations of Jevic for the quarter of $0.9 million or ($0.06) per share.
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 21 percent in the second quarter of 2006 over the second quarter of 2005. Revenue growth was primarily attributable to improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges, and growth in less-than-truckload (LTL) tonnage.
Consolidated operating income was $17.0 million for the second quarter of 2006, an increase of 51 percent from $11.3 million recorded in the prior-year quarter. The Company recorded a pre-tax charge of $1.7 million, or $0.07 per share related to the planned consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. Earnings per share from continuing operations were $0.60 per share, an increase of 71 percent over the prior year quarter. Second quarter 2006 operating income improvement was led by LTL tonnage increases, LTL yield improvement and effective cost management. The consolidated operating ratio (operating expenses divided by operating revenue) improved 150 basis points to 92.4 percent in the second quarter of 2006 compared to 93.9 percent in the second quarter of 2005. The second quarter of the year is generally strong due to seasonally higher volumes, especially in the month of June.
The Company generated $27.6 million in cash from operating activities of continuing operations through the first six months of the year versus generating $26.5 million in the prior-year period. Cash flows from operating activities of discontinued operations were $9.2 million for the six months ended June 30, 2006 versus $10.3 million for the six months ended June 30, 2005. The Company had net cash used in investing activities from continuing operations of $41.7 million during the first six months of 2006 for the purchase of property and equipment. The Company had proceeds from the sale of Jevic of $41.2 million and net investment in discontinued operation for the first six months of 2006 of $5.3 million. The Company’s cash from financing activities during the first six months of 2006 included proceeds from stock option exercises of $2.3 million largely offsetting a $2.5 million principal payment on the Senior Notes. The Company had no borrowings on its credit agreement as of June 30, 2006.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc., formerly SCS Transportation, Inc. (also referred to as “Saia” and the “Company”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2005 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
The Company is an asset-based transportation company providing regional and interregional LTL services and selected national LTL, truckload (TL) and time-definite service solutions to a broad base of customers across the

United States. Our operating subsidiary is Saia Motor Freight Line, Inc. (Saia Motor Freight), based in Duluth, Georgia.
Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. The Company measures yield both including and excluding fuel surcharge. Fuel surcharges have remained in effect for several years and have become an increasingly significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program.
Results of Operations
Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Selected Results of Operations and Operating Statistics
For the quarters ended June 30, 2006 and 2005
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2006	2005	’06 v. ’05
Operating Revenue	$224,814	$185,824	21.0%
Operating Expenses:
Salaries, wages and employees’ benefits	117,502	101,761	15.5
Purchased transportation	18,101	14,149	27.9
Depreciation and amortization	7,845	7,313	7.3
Fuel and other operating expenses	64,343	51,321	25.4
Operating Income	17,023	11,280	50.9
Operating Ratio	92.4%	93.9%	(1.6)
Nonoperating Expense	2,399	2,355	1.9

Working Capital	55,774	49,412	12.9
Cash Flow from Operations	36,767	36,814	(0.1)
Net Acquisitions of Property and Equipment	41,661	15,411	170.3

Saia Motor Freight Operating Statistics:
LTL Tonnage	882	787	12.1
Total Tonnage	1,061	949	11.9

LTL Shipments	1,564	1,416	10.5
Total Shipments	1,589	1,438	10.5

LTL Revenue per hundredweight	11.84	10.98	7.8
LTL Revenue per hundredweight excluding fuel surcharge	10.26	9.95	3.1

Total Revenue per hundredweight	10.61	9.81	8.2
Total Revenue per hundredweight excluding fuel surcharge	9.28	8.95	3.8
Quarter and six-months ended June 30, 2006 vs. quarter and six-months ended June 30, 2005
Revenue and volume
Consolidated revenue increased 21.0 percent to $224.8 million in the second quarter of 2006 from both tonnage increases and revenue per hundred weight (yield) improvement. While pricing remains competitive results included improved quarter-over-quarter yields of 8.2 percent. Fuel surcharge revenue, which was 12.5 percent of total revenue in the second quarter of 2006 compared to 8.8 percent of total revenue in the second quarter of 2005, is intended to mitigate the Company’s exposure to rising diesel prices.
Operating revenue excluding fuel surcharge was $196.8 million in the second quarter of 2006, up 16.1 percent from $169.5 million in the second quarter of 2005. Saia Motor Freight’s growth occurred across all regions and within each of the months of the quarter. LTL revenue per hundredweight (a measure of yield) increased 7.8 percent to $11.84 per hundredweight for the second quarter of 2006. LTL tonnage was up 12.1 percent to 0.9 million tons and LTL shipments were up 10.5 percent to 1.6 million shipments. Management believes that Saia Motor Freight continues to grow volume and increase yields through high quality service for its customers, growth in value added services, like Xtreme Guarantee, general economic growth and industry consolidation. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On April 3, 2006, Saia Motor Freight implemented a 5.9 percent general rate increase for customers comprising this 30 percent of revenue compared to a 5.9 percent general rate increase on May 2, 2005. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the six-months ended June 30, 2006 operating revenues were $429.5 million up 21.7 percent from $352.8 million for the six-months ended June 30, 2005 due to increased tonnage and higher yield including significant increases in fuel surcharge revenues. Fuel surcharge revenues increased to 11.6 percent of revenue for the 2006 six-month period compared to 8.3 percent for the prior year period. Management believes the increase, exclusive of fuel surcharges, is primarily a result of economic growth, increased market share, momentum from the 2004 acquisition of Clark Bros. and industry consolidation in Saia Motor Freight’s markets.
Operating expenses and margin
Consolidated operating income increased 50.9 percent to $17.0 million. The current quarter results include restructuring costs of $1.7 million due to the planned consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. We anticipate an additional $1.0 million to be incurred in the second half of this year due to the consolidation and relocation. These restructuring charges are largely for severance benefits and stay incentives through the transition period. Last year’s second quarter included approximately $2.5 million of charges relating to higher accident expense from severe accidents and an adverse verdict relating to a 2001 employment matter. Quarter-over-quarter price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation and claims expense. The second quarter 2006 operating ratio (operating expenses divided by operating revenue) was 92.4, a 150 basis point increase from 93.9 for the second quarter of 2005. Higher fuel prices (exclusive of a $0.8 million increase in operating taxes and licenses related to fuel), in conjunction with volume changes, caused $9.2 million of the increase in fuel and operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased 27.9 percent reflecting both increased utilization driven by volume increases and increased cost per mile largely driven by both capacity constraints and fuel price increases.
For the six-months ended June 30, 2006, operating income was $25.6 million with an operating ratio of 94.0 compared to operating income of $19.5 million with an operating ratio of 94.5 for the six-months ended June 30, 2005. The six-months ended June 30, 2006 include the restructuring costs noted above as well as $0.5 million of costs related to the resolution of a proxy matter and fees associated with the strategic evaluation process that concluded in the second quarter. The benefits of year-over-year volume gains and effective cost management were partially offset by increases in salaries, wages and benefits and purchased transportation costs.
Saia Motor Freight had operating income of $19.1 million in the second quarter of 2006 up 52.8 percent from $12.5 million in the second quarter of 2005. The operating ratio at Saia Motor Freight improved 180 basis points to 91.5 in the current quarter compared to 93.3 in the second quarter of 2005. Saia Motor Freight improved quarter-over-quarter operating income through increased tonnage and prices and overall cost effectiveness. Decreased purchased transportation was partially offset by increased wage and benefit expense. During the second quarter of 2005, Saia Motor Freight experienced $2.5 million in higher than anticipated expenses from severe accidents and an adverse verdict relating to an incident involving a 2001 termination of an employee. Saia Motor Freight’s wage rates averaged 2.9 percent higher in the second quarter of 2006 compared to the second quarter of 2005. Saia Motor Freight plans to increase salaries and wages 2.6 percent in early August 2006. Saia Motor Freight anticipates reaching a settlement in the third quarter of 2006 on its insurance claims related to the hurricanes in the third quarter of 2005; the remaining insurance recovery will be recognized upon finalizing this negotiated settlement for the remaining claims. No additional benefit was recognized in connection with these claims during the six months ended June 30, 2006.

For the six-months ended June 30, 2006, Saia Motor Freight had operating income of $31.6 million and an operating ratio of 92.6 compared to operating income of $21.5 million and an operating ratio of 93.9 for the six-months ended June 30, 2005. Operating income improvement at Saia Motor Freight for the six-month period ended June 30, 2005 was driven by price and volume gains, effective cost management and lower accident costs, partially offset by increased wage and benefit costs as well as higher purchased transportation costs and cargo claim costs.
Net holding company operating expenses for the second quarter of 2006 were $2.1 million in excess of costs allocated to Saia Motor Freight compared to $1.2 million in excess of costs allocated in the second quarter of 2005. The increase in net holding company operating expenses was primarily due the $1.7 million in restructuring costs associated with the Company’s planned consolidation and relocation of its corporate headquarters to Duluth, Georgia. This cost increase was offset by lower equity-based compensation charges. Second-quarter 2006 results include a benefit of $0.4 million in equity-based compensation charges as a result of the Company’s decreased stock price relative to peers versus expense of $0.4 million in the prior year quarter. The Company’s long-term incentive plans’ expense is tied to the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense is tied to changes in the Company’s stock price.
For the six-months ended June 30, 2006, holding company operating expenses were $6.0 million versus $1.9 million for the first six months of 2005. Higher holding company costs in 2006 resulted from $1.7 million in restructuring costs, $0.5 million in costs related to the resolution of a proxy matter and fees associated with an ongoing strategic evaluation process, and equity based compensation charges $2.0 million higher than prior year period. The Company has historically allocated a management fee to Jevic for corporate level costs including treasury, accounting, legal, accounting, tax, internal audit and other holding company functions. This management fee has not been charged to discontinued operations as the Company continues to incur a majority of these expenses. Discontinued operations have been allocated the direct costs incurred by the Company for Jevic Transportation, Inc. participants in the cash based long-term incentive plan under the Amended and Restated 2003 SCST Omnibus Incentive Plan. This was a benefit of $0.3 million and $0.1 million for the three months and six months ended June 30, 2006 and an expense of $0.1 million and $0.1 million for the three and six months ended June 30, 2005, respectively.
Other
Substantially all nonoperating expenses represent interest expense and there was no significant change in net interest expense between the quarter and year to date periods. The Company did not allocate interest expense to discontinued operations as no third party borrowings were assumed by the buyer or retired in connection with the transaction and the Company has no immediate plans to pay down corporate level debt with the transaction proceeds. The consolidated effective tax rate was 38.3 percent for the six-months ended June 30, 2006 compared to 40.4 percent for the six months ended June 30, 2005. The decrease in the effective tax rate is primarily a result of a $310 thousand tax credit recognized in the second quarter of 2006 and higher pre-tax income in the current period versus the prior period. The notes to the 2005 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2005 provide an analysis of the annual income tax provision and the effective tax rate.
Net income from continuing operations was $9.0 million or $0.60 per diluted share in the second quarter of 2006 compared to net income of $5.3 million or $0.35 per diluted share in the second quarter of 2005. Net income was $12.9 million or $0.87 per diluted share in the first six months of 2006 compared to net income of $8.7 million or $0.57 per diluted share in the first six months of 2005.
Discontinued Operations
On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business to an affiliate of Sun Capital Partners, Inc., a private investment firm pursuant to a Stock Purchase Agreement dated June 30, 2006, in a cash transaction of $42.2 million less a working capital adjustment currently estimated at $1.0 million, to be finalized within 90 days of the transaction date. Transaction fees and expenses are estimated to be approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Code that resulted in an estimated $12.4 million income tax benefit from the transaction. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a non-cash after-tax charge on the sale of Jevic Transportation of $44 million, net of income tax benefits or ($2.96) per share. The Company also recorded loss from discontinued operations for the quarter and six months ended June 30, 2006 of ($0.9) million and ($2.4) million respectively compared to income from discontinued operations of $0.5 million and $1.0 million for the quarter and six months ended June 30, 2005.

Working capital/capital expenditures
Working capital at June 30, 2006 was $55.8 million, which increased from working capital at June 30, 2005 of $49.4 million primarily due to the sale of Jevic. Cash flows from operating activities were $36.8 million for the six-months ended June 30, 2006 vs. $36.8 million for the six-months ended June 30, 2005. For the six-months ended June 30, 2006 cash used in investing activities was $5.8 million versus $24.7 million in the prior-year six-month period. Proceeds from the sale of Jevic of $41.2 million largely offset net capital expenditures from continuing operations of $41.7 million. In addition, the Company had a net investment in discontinued operations of $5.4 million. The 2006 acquisition of property and equipment is primarily investments in replacement revenue equipment and technology equipment and software. For the six-months ended June 30, 2006, cash used in financing activities was $0.2 million versus cash from financing activities of $12.7 million for the prior-year six months. Current year financing activities included $2.3 million in proceeds from stock option exercises, a $2.5 million repayment of Senior Notes and no borrowings on the revolving credit facility.
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
In 2006, we will continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Saia Motor Freight continues to evaluate opportunities to grow and further increase profitability. Actual results for 2006 will depend upon a number of factors, including the continued strength of the economy, our ability to match capacity with shifting volume levels, competitive pricing pressures, cost and availability of drivers and purchased transportation, insurance claims, regulatory changes and successful implementation of subsidiary-specific profit improvement initiatives.
See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
See Note 1 to the accompanying condensed consolidated financial statements for further discussion of recent accounting pronouncements.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
The Company’s long-term debt at June 30, 2006 includes $97.5 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are semi-annual principal and interest payments, with the final payment due December 2013. Under the terms of the Senior Notes, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. In connection with the sale of Jevic, the Company amended the terms of the Senior Notes to adjust financial covenants for discontinued operations and provide for up to $25 million of future treasury stock purchases. At June 30, 2006, the Company was in compliance with these covenants. In addition, the Company has third party borrowings of approximately $14.0 million in subordinated notes and $0.9 million in seller notes.
The Company has also entered into a $50 million (amended November 2004 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was amended in January 2005 to increase availability and the Company’s capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims and achieve greater flexibility for potential future acquisitions. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At June 30, 2006, the Company had no borrowings under the Credit Agreement, $43.9 million in letters of credit outstanding under the Credit Agreement and availability of $64.1 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. In connection with the sale of Jevic, the Company amended the terms of the Credit Agreement to adjust financial covenants for discontinued operations and provide for up to $25 million of future treasury stock purchases. At June 30, 2006, the Company was in compliance with these covenants.
At June 30, 2006, the Company’s former parent company (Yellow) provided guarantees on behalf of SCST primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, the Company pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At June 30, 2006, the portion of collateral allocated by Yellow to the Company in support of these claims was $2.6 million.
Projected net capital expenditures for 2006 are approximately $90 million including several strategic real estate opportunities within Saia’s existing network. This represents an approximately $57 million increase from 2005 net capital expenditures for property and equipment. Approximately $36.2 million of the remaining 2006 capital budget was committed at June 30, 2006. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures. Projected capital expenditures for 2006 could exceed this level if the Company is successful in executing its geographic expansion objective.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $83.4 million for the year ended December 31, 2005, which were $29.7 million more than 2005 net capital expenditures for acquisition of property and equipment. Cash flows from operations were $36.8 million for the six months ended June 30, 2006 and were less than net capital expenditures for the first six months of 2006. Cash flows from operating activities for the six months ended June 30, 2006 were consistent with the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($47.6 million at June 30, 2006) and availability under its revolving credit facility ($64.1 million at June 30, 2006). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2005 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.6 million for 2006 and decreasing for each year thereafter, based on borrowings outstanding at June 30, 2006.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2006 (in millions):

	Payments due by year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	2.5	11.4	12.4	18.9	18.9	48.3	112.4
Operating leases	5.3	9.1	6.0	3.0	1.7	0.7	25.8
Purchase obligations (2)	39.2	7.0	—	—	—	—	46.2

Total contractual obligations	$47.0	$27.5	$18.4	$21.9	$20.6	$49.0	$184.4

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2005.

(2)	Includes commitments of $43.1 million for capital expenditures

	Amount of commitment expiration by year
	2006	2007	2008	2009	2010	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$66.1	$—	$—	$—	$66.1
Letters of credit	43.3	3.1	—	—	—	—	46.4
Surety bonds	3.3	2.2	—	—	—	—	5.5

Total commercial commitments	$46.6	$5.3	$66.1	$—	$—	$—	$118.0

The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s workers compensation, bodily injury and property damage and general liability claims that were estimated to be approximately $15.3 million at the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. In addition, the Company agreed to maintain approximately $1.0 million of surety bonds outstanding at the transaction date. Jevic agreed to use its reasonable best efforts to affect a release of the Company from this obligation or otherwise replace these surety bonds. We do not anticipate future obligations or liabilities in addition to those already recorded in our financial statements related to this transaction.
Critical Accounting Policies and Estimates
The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:
•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For only the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition of Clark Bros. in 2004, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options and cash-based awards. The criteria for the cash-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 5 to the condensed consolidated financial statements contained herein.
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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, and effects of the Jevic sale, future performance and business of the Company. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; adjustments to consideration received for the sale of Jevic; indemnification obligations associated with the sale of Jevic; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-

based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for December 31, 2005, as updated by Item 1A of the Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Form 10-K for the year ended December 31, 2005. To help mitigate our risk to rising fuel prices, Saia Motor Freight has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced.
The following table provides information about the Company’s third-party financial instruments as of June 30, 2006. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2006
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$2.5	$11.4	$11.4	$18.9	$18.9	$48.4	$111.5	$111.2
Average interest rate	7.38%	7.33%	7.33%	7.34%	7.35%	7.33%
Variable rate debt	$—	$—	$0.9	$—	$—	$—	$0.9	$0.9
Average interest rate	—	—	6.25%	—	—	—
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
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared.
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
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2005 and there have been no material changes other than the addition of the following risk factor:
We are subject to a working capital adjustment and to various warranties, representations and indemnification provisions under the Stock Purchase Agreement for the sale of Jevic Transportation, Inc.
In connection with the sale of Jevic Transportation, Inc., the consideration received is subject to a working capital adjustment provision estimated at $1.0 million. The Company and its subsidiary is also subject to various warranties, representations and indemnification provisions under the Stock Purchase Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
							(d) Maximum
							Number (or
					(c) Total Number		Approximate Dollar
	(a) Total				of Shares (or		Value) of Shares (or
	Number of		(b) Average		Units) Purchased		Units) that May Yet
	Shares (or		Price Paid per		as Part of Publicly		be Purchased under
	Units)		Share (or		Announced Plans		the Plans or
Period	Purchased		Unit)		or Programs		Programs
April 1, 2006 through April 30, 2006	520	(2)	$26.73	(2)	—	(1)	$7,097,296	(1)
May 1, 2006 through May 31, 2006	—	(3)	—	(3)	—	(1)	7,097,296	(1)
June 1, 2006 through June 30, 2006	—	(4)	—	(4)	—	(1)	7,097,296	(1)

Total	520				—

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no puchases of shares by the Company for the period April 1, 2006 through June 30, 2006.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of April 1, 2006 through April 30, 2006.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of May 1, 2006 through May 31, 2006.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of SCST stock on the open market during the period of June 1, 2006 through June 30, 2006.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 28, 2006	/s/ James J. Bellinghausen
James J. Bellinghausen
Vice President of Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e)

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e)

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1