Form 10-Q
period 2006-09-30
SAIA INC
filed 2006-10-31
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983

SAIA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	48-1229851 (I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Duluth, GA (Address of principal executive offices)	30097 (Zip Code)
(770) 232-5067
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
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 26, 2006

Common Stock, par value $.001 per share	14,761,072

SAIA, INC.
(formerly SCS Transportation, Inc.)

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$47,816	$16,865
Accounts receivable	95,002	85,074
Prepaid expenses and other	27,409	22,233
Current assets of discontinued operations	4,606	50,073

Total current assets	174,833	174,245
Property and Equipment, at cost	483,137	427,019
Less-accumulated depreciation	197,097	180,385

Net property and equipment	286,040	246,634
Goodwill, net	30,530	30,530
Other Intangibles, net	1,214	1,664
Other Noncurrent Assets	969	1,225
Long-term Assets of Discontinued Operations, net	—	100,443

Total assets	$493,586	$554,741

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$37,602	$43,487
Wages, vacations and employees’ benefits	44,211	37,915
Other current liabilities	36,134	26,797
Current portion of long-term debt	8,856	5,000
Current liabilities of discontinued operations	225	23,388

Total current liabilities	127,028	136,587
Other Liabilities:
Long-term debt	103,610	109,913
Deferred income taxes	42,366	40,949
Claims, insurance and other	13,670	14,041
Long-term liabilities of discontinued operations	—	24,859

Total other liabilities	159,646	189,762
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,761,072 and 14,480,438 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	15	14
Additional paid-in-capital	199,084	194,398
Deferred compensation trust, 96,237 and 87,597 shares of common stock at cost at September 30, 2006 and December 31, 2005, respectively	(1,607)	(1,322)
Retained earnings	9,420	35,302

Total shareholders’ equity	206,912	228,392

Total liabilities and shareholders’ equity	$493,586	$554,741

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Condensed Consolidated Statements of Operations
For the quarter and nine months ended September 30, 2006 and 2005
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2006	2005	2006	2005
Operating Revenue	$226,118	$198,811	$655,577	$551,600
Operating Expenses:
Salaries, wages and employees’ benefits	122,421	107,993	352,988	303,544
Purchased transportation	18,461	17,206	53,569	43,940
Fuel, operating expenses and supplies	48,997	41,315	142,660	111,695
Operating taxes and licenses	6,860	6,527	21,512	19,259
Claims and insurance	7,652	5,730	20,751	19,964
Depreciation and amortization	8,260	7,469	23,689	21,524
Operating (gains) and losses	(857)	(89)	(1,181)	(525)
Restructuring charges, net	369	—	2,049	—

Total operating expenses	212,163	186,151	616,037	519,401

Operating Income	13,955	12,660	39,540	32,199
Nonoperating Expenses:
Interest expense	2,241	2,389	7,142	7,239
Other, net	(569)	(104)	(782)	(51)

Nonoperating expenses, net	1,672	2,285	6,360	7,188

Income Before Income Taxes	12,283	10,375	33,180	25,011
Income Tax Provision	4,602	4,047	12,616	9,958

Income from Continuing Operations	7,681	6,328	20,564	15,053
Income (Loss) from Discontinued Operations	2	655	(46,447)	1,691

Net Income (Loss)	$7,683	$6,983	$(25,883)	$16,744

Average common shares outstanding – basic	14,612	14,499	14,557	14,815

Average common shares outstanding – diluted	14,906	14,828	14,874	15,158

Basic Earnings Per Share-Continuing Operations	$0.53	$0.44	$1.41	$1.02

Diluted Earnings Per Share-Continuing Operations	$0.52	$0.43	$1.38	$0.99

Basic Earnings (Loss) Per Share-Discontinued Operations	—	$0.04	$(3.19)	$0.11

Diluted Earnings (Loss) Per Share-Discontinued Operations	—	$0.04	$(3.12)	$0.11

Basic Earnings (Loss) Per Share	$0.53	$0.48	$(1.78)	$1.13

Diluted Earnings (Loss) Per Share	$0.52	$0.47	$(1.74)	$1.10

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2006 and 2005
(in thousands)
(unaudited)

	Nine Months
	2006	2005
Operating Activities:
Net cash from operating activities—continuing operations	$45,386	$35,486
Net cash from operating activities—discontinued operations	16,268	13,245

Net cash from operating activities	61,654	48,731

Investing Activities:
Acquisition of property and equipment	(69,829)	(29,878)
Proceeds from disposal of property and equipment	1,959	1,112
Proceeds from sale of subsidiary	41,200	—
Net investment in discontinued operations	(5,359)	(13,681)

Net cash used in investing activities	(32,029)	(42,447)

Financing Activities:
Repayment of long-term debt	(2,500)	(8,002)
Borrowing of long-term debt	—	10,886
Repurchase of common stock	—	(12,721)
Proceeds from stock option exercises	3,826	547

Net cash provided by (used in) financing activities	1,326	(9,290)

Net Increase (Decrease) in Cash and Cash Equivalents	30,951	(3,006)
Cash and cash equivalents, beginning of period	16,865	6,949

Cash and cash equivalents, end of period	$47,816	$3,943

Supplemental Cash Flow Information:
Income taxes paid, net	$1,890	$9,661
Interest paid	6,813	7,011
See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. (formerly SCS Transportation, Inc.) and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, Inc. (together the Company or Saia). As described in Note 6, on June 30, 2006, the Company completed the sale of the outstanding common stock of Jevic Transportation, Inc. (Jevic) and accordingly, the financial position and results of operations of Jevic have been reflected as discontinued operations.
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the quarter and nine-months ended September 30, 2006, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2006.
Organization
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, Inc. (Saia Motor Freight).
Restructuring Costs
Net restructuring charges totaling $0.4 million and $2.1 million were expensed in the quarter and nine months ended September 30, 2006, respectively. The restructuring charges for the nine-months consisted of $2.2 million in employee severance and $0.1 million in relocation expenses offset by a $0.2 million reduction in the estimated payout under long-term incentive plans, associated with the Company’s consolidation and relocation of corporate headquarters to Duluth, Georgia. The Company anticipates additional restructuring charges of approximately $0.5 million in the fourth quarter of 2006, primarily severance and stay incentives through this transition period. At September 30, 2006, total accrued restructuring costs were $2.0 million. These costs are anticipated to be fully paid by June 30, 2007.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently assessing the impacts of adoption of FIN 48 on its results of operations and its financial position and will be required to adopt FIN 48 as of January 1, 2007. There are no other new accounting pronouncements pending adoption as of September 30, 2006, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron-curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior year misstatements. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB 108, the SEC staff established an approach that is referred to as a “dual approach” because it now requires quantification of errors under both the iron-curtain and the roll-over methods. SAB 108 is effective for the Company for the year ending December 31, 2006. The adoption of SAB 108 is not expected to have any effect on the current or prior year financial statements.
Reclassifications
Certain reclassifications have been made to the prior period consolidated financial statements and these related notes to conform with the current presentation, specifically related to the cash flow presentation of stock option exercises and to reflect discontinued operations. See Note 6 for additional details of the discontinued operations reclassifications.
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Numerator:
Income from continuing operations	$7,681	$6,328	$20,564	$15,053
Income (loss) from discontinued operations, net	2	655	(46,447)	1,691

Net income (loss)	$7,683	$6,983	$(25,883)	$16,744

Denominator:
Denominator for basic earnings per share – weighted average common shares	14,612	14,499	14,557	14,815
Effect of dilutive stock options	265	311	293	332
Effect of other common stock equivalents	29	18	24	11

Denominator for diluted earnings per share – adjusted weighted average common shares	14,906	14,828	14,874	15,158

Basic Earnings Per Share – Continuing Operations	$0.53	$0.44	$1.41	$1.02

Basic Earnings (Loss) Per Share – Discontinued Operations	—	0.04	(3.19)	0.11

Basic Earnings (Loss) Per Share	$0.53	$0.48	$(1.78)	$1.13

Diluted Earnings Per Share – Continuing Operations	$0.52	$0.43	$1.38	$0.99

Diluted Earnings (Loss) Per Share – Discontinued Operations	—	0.04	(3.12)	0.11

Diluted Earnings (Loss) Per Share	$0.52	$0.47	$(1.74)	$1.10

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
The accounting policies are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition to management, the holding company performs treasury and cash management, investor relations, legal, internal audit, income tax and financial reporting functions as well as maintaining long-term incentive plans and incurring certain other public company costs on behalf of the operating subsidiary. Such costs were $3.6 million and $1.7 million in the quarters ended September 30, 2006 and 2005, respectively and $10.1 million and $5.5 million for the nine months ended September 30, 2006 and 2005, respectively. Management fees and other corporate services are charged to the segment based on direct benefit received or allocated indirect benefit. The operating income amounts shown under “corporate and eliminations” in the table below reflect the holding company costs incurred in excess of the allocations to the operating company, including restructuring costs of $0.4 million and $2.1 million, which were expensed in the quarter and nine months ended September 30, 2006, respectively.

		Corporate
	Saia Motor	and
	Freight	Eliminations	Consolidated
As of September 30, 2006
Identifiable assets—continuing operations	$439,310	$49,670	$488,980
As of December 31, 2005
Identifiable assets—continuing operations	$389,076	$15,149	$404,225
Quarter ended September 30, 2006
Operating revenue	$226,118	$—	$226,118
Operating income (loss)	16,888	(2,933)	13,955
Quarter ended September 30, 2005
Operating revenue	$198,811	$—	$198,811
Operating income (loss)	13,406	(746)	12,660
Nine-months ended September 30, 2006
Operating revenue	$655,577	$—	$655,577
Operating income (loss)	48,464	(8,924)	39,540
Nine-months ended September 30, 2005
Operating revenue	$551,600	$—	$551,600
Operating income (loss)	34,876	(2,677)	32,199
(4) Commitments and Contingencies
The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.
(5) Stock-Based Compensation
For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation.
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under FASB Statement No. 123, Accounting for Stock-Based Compensation as amended by FASB Statement No. 148,

Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 123). Under Statement 123, the Company recognized stock option expense prospectively for all stock option awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted using the straight-line method.
Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payments (Statement 123(R)). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.
The Company adopted Statement 123(R) using the modified prospective method, one of two permitted methods. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Although Statement 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123 are currently fully vested, there was no additional compensation costs to be recognized for previously granted awards.
The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in FASB Statement No. 148. The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and will to continue to use this acceptable option valuation model under Statement 123(R).
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the nine months ended September 30, 2006, cash flows from financing activities were increased by $2.4 million for such excess tax deductions that would have been shown in operating cash flows in periods prior to the adoption of Statement 123(R).
At September 30, 2006, the Company has reserved and remaining outstanding stock option grants for 474,646 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off of the Company from Yellow Corporation, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of the Company were replaced with Company stock options (New Company Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New Company Options and their exercise price was determined based on the relationship of the Company stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New Company Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New Company Options were fully vested at December 31, 2004.
The shareholders of the Company approved the Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. The Company has reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock option awards have cliff vesting at the end of three years of continuous service and have a seven year contractual term. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers, except that the Compensation Committee of the Board has discretion to cause the Company to pay entirely in cash the nonexecutive chair’s retainer. The 2003 Omnibus Plan also provides for an annual grant to each non-employee director of no more than 3,000 shares. These share awards generally vest immediately.
Shares issued to non-employee directors in lieu of annual cash retainers were 1,479 and zero for the nine months ended September 30, 2006 and 2005. Non-employee directors were also issued 11,153 and 14,871 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the nine months ended September 30, 2006 and 2005, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At September 30, 2006 and December 31, 2005, 235,669 and 290,901 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.
The nine months ended September 30, 2006 and 2005 had stock option compensation expense of less than $0.2 million, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of September 30, 2006 there is unrecognized compensation expense of $0.5 million related to unvested stock options, which is expected to be recognized over a period of 2.1 years. The Company currently estimates forfeitures of approximately 25% for the options issued during 2005 and 2006 directly as a result of the sale of Jevic and has reflected this estimate in the determination of stock option compensation expense.
The following table summarizes the activity of stock options for the nine months ended September 30, 2006 for both employees and non-employee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		average	Contractual	Value
	Options	exercise price	Life (years)	(000’s)
Outstanding at December 31, 2005	740,704	$6.56
Granted	74,120	27.38
Exercised	(279,155)	5.20
Forfeited	(31,520)	24.73

Outstanding at September 30, 2006	504,149	$9.24	4.1	$11,776

Exercisable at September 30, 2006	416,789	$5.80	3.8	$11,171

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $6.2 million and $1.6 million, respectively. The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2006 and 2005 was $8.97 and $7.08, respectively.
The following table summarizes the weighted average assumptions used in valuing options for the nine months ended September 30, 2006 and 2005:

	2006	2005
Risk free interest rate	4.46%	3.92%
Expected life in years	3	3
Expected volatility	41.10%	40.75%
Dividend rate	—	—
The following table summarizes the status of the Company’s unvested options as of September 30, 2006 and changes during the nine months ended September 30, 2006:

		Weighted average
	Options	grant-date fair value
Unvested at December 31, 2005	44,760	$7.07
Granted	74,120	8.97
Forfeited	(31,520)	8.09

Unvested at September 30, 2006	87,360	$8.31

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
The sale of Jevic was to an affiliate of Sun Capital Partners, Inc., a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006, in a cash transaction of $42.2 million less a working capital adjustment of

$0.9 million. The Company and Jevic finalized the working capital adjustment in the third quarter and in accordance with the terms of the agreement the Company was owed $0.1 million which has been received during the fourth quarter of 2006. Transaction fees and expenses are estimated to be approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code resulting in an estimated $11.2 million income tax benefit from the transaction. The Company recorded a loss on the sale of Jevic of $43.8 million or $2.94 per share, net of income tax benefits.
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
Prior to the transaction date, Saia Motor Freight acted as a cartage agent for Jevic in certain geographies and provided transportation services. Saia Motor Freight’s revenue from Jevic for these services was $0.9 million for the quarter ended September 30, 2005. Saia Motor Freight’s revenue from Jevic for the nine months ended September 30, 2006 and 2005 were $3.1 million and $2.4 million, respectively. Saia Motor Freight has continued to provide cartage services to Jevic subsequent to the transaction date. Pursuant to the Stock Purchase Agreement, the Company and its subsidiary have agreed to provide certain transitional administrative services to Jevic for approximately one year at the Company’s incremental cost of providing such services. The amount of these services is not believed to be material.
The accompanying condensed consolidated statements of operations for all periods presented have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Third Quarter		Nine Months
	2006	2005	2006	2005
Revenue from discontinued operations	$—	$85,727	$165,215	$258,111
Pre-tax income (loss) from discontinued operations	(342)	1,249	(3,913)	3,225
Pre-tax gain (loss) on disposal of discontinued operations	1,482	—	(54,973)	—
Income tax (provision) benefit	(1,138)	(594)	12,439	(1,534)

Income (loss) from discontinued operations	$2	$655	$(46,447)	$1,691

A summary of the assets and liabilities from discontinued operations is as follows:

	September 30,	December 31,
	2006	2005
Accounts receivable, net	$—	$41,750
Other current assets	4,606	6,196
Deferred income taxes	—	2,127
Property and equipment, net	—	98,899
Other noncurrent assets	—	1,544

Total assets from discontinued operations	$4,606	$150,516

Accounts payable and checks outstanding	$—	$11,454
Wages, vacations and employees’ benefits	—	5,575
Claims and insurance accruals	—	14,071
Other current liabilities	225	34
Deferred income taxes	—	17,113

Total liabilities from discontinued operations	$225	$48,247
Assets of discontinued operations at September 30, 2006 reflect a $4.2 million income tax receivable that is expected to be used to offset estimated tax payments in the fourth quarter of 2006 and other current assets of $0.4 million expected to be received in the fourth quarter of 2006. Liabilities of discontinued operations at September 30, 2006 reflect the remaining accrued transaction fees that are estimated to be paid in the fourth quarter of 2006. The Company had historically allocated a management fee to Jevic for corporate level costs including treasury, accounting, legal, accounting, tax, internal audit and other holding company functions. This management fee has not been charged to discontinued operations as the Company continues to incur a majority of these expenses. Discontinued operations have been allocated the direct costs incurred by the Company for Jevic participants in the cash based long-term incentive plan under the Amended and Restated 2003 SCST Omnibus Incentive Plan. These costs were $0.3 million and $0.5 million for the quarter and nine months ended September 30, 2006, respectively, and less than $0.1 million benefit and less than $0.1 million expense for the quarter and nine months ended September 30, 2005, respectively. The Company did not allocate interest expense to discontinued operations, as no third party borrowings were assumed by the buyer or retired in connection with the transaction and the Company has no immediate plans to pay down corporate level debt with the transaction proceeds. In addition, the income tax expense (benefit) was allocated to discontinued operations by calculating an appropriate effective tax rate for the discontinued operations based on the permanent differences of Jevic for each of the respective periods.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid LTL and TL carrier business, to an affiliate of Sun Capital Partners, Inc., a private investment firm. The transaction includes net cash proceeds of $41.3 million and $11.2 million in future income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s financial statements for all periods presented. Holding company management fees have been charged to continuing operations, in accordance with U.S. generally accepted accounting principles. Additionally, no interest charges have been allocated to discontinued operations and income taxes have been allocated between continuing and discontinued operations based on estimated separate company effective tax rates. In connection with the sale of Jevic, the Company recorded a non-cash after-tax charge of approximately $43.8 million, or $2.94 per share in the nine months ended September 30, 2006. In addition, the Company recorded as discontinued operations, a loss from the operations of Jevic for the nine months ended September 30, 2006 of $2.7 million or $0.18 per share.
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 14 percent in the third quarter of 2006 over the third quarter of 2005. Revenue growth was primarily attributable to improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges, and growth in less-than-truckload (LTL) tonnage.
Consolidated operating income was $14.0 million for the third quarter of 2006, an increase of 10 percent from $12.7 million recorded in the prior-year quarter. The Company recorded a pre-tax charge of $1.9 million for equity-based compensation as a result of the significant stock price increase during the quarter. In addition, the Company recorded a pre-tax charge of $0.4 million related to the consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. Earnings per share from continuing operations were $0.52 per share, an increase of 21 percent over the prior year quarter. Third quarter 2006 operating income improvement was led by LTL tonnage increases, LTL yield improvement and effective cost management. The consolidated operating ratio (operating expenses divided by operating revenue) increased 20 basis points to 93.8 percent in the third quarter of 2006 compared to 93.6 percent in the third quarter of 2005. The third quarter of the year is generally strong due to seasonally higher volumes; however the Company did not see as much of a seasonal peak in the third quarter of 2006.
The Company generated $45.4 million in cash from operating activities of continuing operations through the first nine months of the year versus generating $35.5 million in the prior-year period. Cash flows from operating activities of discontinued operations were $16.3 million for the nine months ended September 30, 2006 versus $13.2 million for the nine months ended September 30, 2005. The Company had net cash used in investing activities from continuing operations of $67.9 million during the first nine months of 2006 for the purchase of property and equipment. The Company had proceeds from the sale of Jevic of $41.2 million and net investment in discontinued operation for the first nine months of 2006 of $5.4 million. The Company’s cash from financing activities during the first nine months of 2006 included proceeds from stock option exercises of $3.8 million more than offsetting a $2.5 million principal payment on long-term debt. The Company had no borrowings on its credit agreement and a cash balance of $47.8 million as of September 30, 2006.
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

Results of Operations
Saia, Inc.
(formerly SCS Transportation, Inc. and Subsidiaries)
Selected Results of Continuing Operations and Operating Statistics
For the quarters ended September 30, 2006 and 2005
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2006	2005	‘06 v. ’05
Operating Revenue	$226,118	$198,811	13.7%
Operating Expenses:
Salaries, wages and employees’ benefits	122,421	107,993	13.4
Purchased transportation	18,461	17,206	7.3
Depreciation and amortization	8,260	7,469	10.6
Fuel and other operating expenses	63,021	53,483	17.8
Operating Income	13,955	12,660	10.2
Operating Ratio	93.8%	93.6%	0.2
Nonoperating Expense	1,672	2,285	(26.8)

Working Capital	47,805	47,233	1.2
Cash Flow from Continuing Operations (year to date)	45,386	35,486	27.9
Net Acquisitions of Property and Equipment (year to date)	67,870	28,766	135.9

Saia Motor Freight Operating Statistics:
LTL Tonnage	867	821	5.7
Total Tonnage	1,042	991	5.1

LTL Shipments	1,559	1,477	5.6
Total Shipments	1,583	1,500	5.6

LTL Revenue per hundredweight	12.09	11.22	7.7
LTL Revenue per hundredweight excluding fuel surcharge	10.40	9.97	4.3

Total Revenue per hundredweight	10.85	10.05	8.0
Total Revenue per hundredweight excluding fuel surcharge	9.43	9.00	4.8
Quarter and nine-months ended September 30, 2006 vs. quarter and nine-months ended September 30, 2005
Continuing Operations
Revenue and volume
Consolidated revenue increased 13.7 percent to $226.1 million in the third quarter of 2006 on one less workday from both tonnage increases and revenue per hundredweight (yield) improvement. While pricing remains competitive, results included improved quarter-over-quarter yields of 8.0 percent. Fuel surcharge revenue, which was 13.1 percent of total revenue in the third quarter of 2006 compared to 10.5 percent of total revenue in the third quarter of 2005, is intended to mitigate the Company’s exposure to rising diesel prices.
Operating revenue excluding fuel surcharge was $196.5 million in the third quarter of 2006, up 10.4 percent from $178.0 million in the third quarter of 2005. Saia Motor Freight’s growth occurred across all regions. During the third quarter, the Company saw slower growth in tonnage and a reduction in weight per shipment especially compared to the second quarter of 2006. LTL revenue per hundredweight increased 7.7 percent to $12.09 per hundredweight for the third quarter of 2006. LTL tonnage was up 5.7 percent to 0.9 million tons and LTL shipments were up 5.6 percent to 1.6 million shipments. Management believes that Saia Motor Freight continues to grow volume and increase yields through high quality service for its customers, growth in value added services, like Xtreme Guarantee and industry consolidation. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On April 3, 2006, Saia Motor Freight implemented a 5.9 percent general rate increase for customers comprising this 30 percent of revenue compared to a 5.9 percent general rate increase on May 2, 2005. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the nine-months ended September 30, 2006 operating revenues were $655.6 million up 18.9 percent from $551.6 million for the nine-months ended June 30, 2005 due to increased tonnage and higher yield including significant increases in fuel surcharge revenues. Fuel surcharge revenues increased to 12.1 percent of revenue for the 2006 nine-month period compared to 9.1 percent for the prior year period. Management believes the increase, exclusive of fuel surcharges, is primarily a result of increased market share, momentum from the 2004 acquisition of Clark Bros. and industry consolidation in Saia Motor Freight’s markets.
Operating expenses and margin
Consolidated operating income increased 10.2 percent to $14.0 million in the third quarter of 2006. The current quarter results include $1.9 million of equity-based compensation expense as a result of the significant stock price increase during the quarter compared to a $0.5 million benefit in the prior year quarter. Additionally, current quarter results include restructuring costs of $0.4 million due to the consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. We anticipate an additional $0.5 million to be incurred in the fourth quarter of this year due to the consolidation and relocation. These restructuring charges are largely for severance benefits and stay incentives through the transition period. Equity-based compensation and restructuring charges totaled approximately $0.09 per share in the third quarter of 2006 compared to a $0.02 per share benefit in the third quarter of 2005. Quarter-over-quarter price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation and claims expense. The third quarter 2006 operating ratio (operating expenses divided by operating revenue) was 93.8 compared to 93.6 for the third quarter of 2005. Higher fuel prices, in conjunction with volume changes, caused $6.4 million of the increase in fuel and operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased 7.3 percent reflecting both increased utilization driven by volume increases and increased cost per mile largely driven by both capacity constraints and fuel price increases.
For the nine-months ended September 30, 2006, operating income was $39.5 million with an operating ratio of 94.0 compared to operating income of $32.2 million with an operating ratio of 94.2 for the nine-months ended September 30, 2005. The nine-months ended September 30, 2006 include $3.9 million in equity-based compensation charges and $2.1 million in restructuring costs as well as $0.5 million of costs related to the resolution of a proxy matter and fees associated with the strategic evaluation process that concluded in the second quarter. The benefits of year-over-year volume gains and effective cost management were partially offset by increases in salaries, wages and benefits and purchased transportation costs.
Saia Motor Freight had operating income of $16.9 million in the third quarter of 2006 up 26.0 percent from $13.4 million in the third quarter of 2005. The operating ratio at Saia Motor Freight improved 80 basis points to 92.5 in the current quarter compared to 93.3 in the third quarter of 2005. Saia Motor Freight improved quarter-over-quarter operating income through increased tonnage and prices and overall cost effectiveness. Decreased purchased transportation as a percent of revenue was partially offset by increased wage and benefit expense. Saia Motor Freight’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. During the third quarter of 2005, Saia Motor Freight experienced two hurricanes that caused property damage and disrupted operations. Saia Motor Freight reached a settlement in the third quarter of 2006 on its insurance claims related to the hurricanes in the third quarter of 2005; the remaining insurance recovery was recognized upon finalizing this negotiated settlement for the remaining claims. An additional net benefit of $1.1 million was recognized in connection with these claims during the third quarter of 2006. The benefit from the insurance claim settlement was offset by the adverse development of prior years casualty claims during the third quarter of 2006.
For the nine-months ended September 30, 2006, Saia Motor Freight had operating income of $48.5 million and an operating ratio of 92.6 compared to operating income of $34.9 million and an operating ratio of 93.7 for the nine-months ended September 30, 2005. Operating income improvement at Saia Motor Freight for the nine-month period ended September 30, 2006 was driven by price and volume gains, effective cost management, partially offset by increased wage and benefit costs as well as higher purchased transportation costs and cargo claim costs.
Net holding company operating expenses for the third quarter of 2006 were $2.9 million in excess of costs allocated to Saia Motor Freight compared to $0.7 million in excess of costs allocated in the third quarter of 2005. Third-quarter 2006 results include $1.9 million in equity-based compensation charges as a result of the Company’s increased stock price relative to peers versus a benefit of $0.5 million in the prior year quarter. The Company’s long-term incentive plans’ expense is a function of the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense is tied to changes in the Company’s stock price. Additionally, the net holding company operating expenses for the third quarter also reflect $0.4 million in restructuring costs associated with the Company’s consolidation and relocation of its corporate headquarters to Duluth, Georgia.
For the nine-months ended September 30, 2006, net holding company operating expenses were $8.9 million versus $2.7 million for the first nine months of 2005. Higher holding company costs in 2006 resulted from equity-based compensation charges $4.3 million higher than the prior year period, $2.1 million in restructuring costs, and $0.5 million in costs related to the resolution of a proxy matter and fees associated with the strategic evaluation process concluded in the second quarter of 2006. The Company has historically allocated a management fee to Jevic for corporate level costs including treasury, accounting, legal, accounting, tax, internal audit and other holding company functions. This management fee has not been charged to discontinued operations as the Company continues to incur a majority of these expenses. Discontinued operations have been allocated the direct costs incurred by the Company for Jevic Transportation, Inc. participants in the cash based long-term incentive plan under the Amended and Restated 2003 SCST Omnibus Incentive Plan. This was an expense of $0.3 million and $0.5 million for the three and nine months ended September 30, 2006 and a benefit of $0.1 million and an expense of $0.1 million for the three and nine months ended September 30, 2005, respectively.
Other
Substantially all non-operating expenses represent interest expense and the decrease in net non-operating expenses is a result of the larger cash balance from the proceeds from the sale of Jevic. The Company did not allocate interest expense to discontinued operations as no third party borrowings were assumed by the buyer or retired in connection with the transaction and the Company has no immediate plans to pay down corporate level debt with the transaction proceeds. The consolidated effective tax rate was 38.0 percent for the nine-months ended September 30, 2006 compared to 39.8 percent for the nine months ended September 30, 2005. The decrease in the effective tax rate is primarily a result of a $0.7 million tax credit recognized in the nine months of 2006 and higher pre-tax income in the current period versus the prior period. The notes to the 2005 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2005 provide an analysis of the annual income tax provision and the effective tax rate.
Income from continuing operations was $7.7 million, or $0.52 per diluted share, in the third quarter of 2006 compared to $7.0 million or $0.47 per diluted share in the third quarter of 2005. Income from continuing operations was $20.6 million or $1.38 per diluted share in the first nine months of 2006 compared to $15.1 million, or $0.99 per diluted share, in the first nine months of 2005.
Discontinued Operations
On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business to an affiliate of Sun Capital Partners, Inc., a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006, in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment and in accordance with the agreement the Company received $0.1 million during the fourth quarter of 2006. Transaction fees and expenses are estimated to be approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Code that resulted in an estimated $11.2 million income tax benefit from the transaction. The Company utilized approximately $7.0 million of the tax benefit from the transaction in the third quarter and expects to utilize the remainder during the fourth quarter of 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a non-cash after-tax charge on the sale of Jevic Transportation of $43.8 million, net of income tax benefits or ($2.94) per share. The net change in the loss on disposal in the third quarter is the result of $1.6 million for refunds of insurance premiums partially offset by an adjustment for tax purposes to reflect the write-off of net operating loss carryforwards as a result of finalizing tax returns. The Company also recorded loss from discontinued operations for the quarter and nine months ended September 30, 2006 of $0.2 million and $2.6 million respectively compared to income from discontinued operations of $0.7 million and $1.7 million for the quarter and nine months ended September 30, 2005.
Working capital/capital expenditures
Working capital at September 30, 2006 was $47.8 million, which increased from working capital at September 30, 2005 of $47.2 million primarily due to the sale of Jevic offset by lower working capital in 2005 as a result of the stock repurchase program. Cash flows from operating activities were $61.7 million for the nine-months ended September 30, 2006 vs. $48.7 million for the nine-months ended September 30, 2005. For the nine-months ended September 30, 2006 cash used in investing activities was $32.0 million versus $42.4 million in the prior-year nine-

month period. Proceeds from the sale of Jevic of $41.2 million were more than offset by net capital expenditures from continuing operations of $67.9 million. In addition, the Company had a net investment in discontinued operations of $5.4 million. The 2006 acquisition of property and equipment includes investments in real estate and in both additions and replacement of revenue equipment and technology equipment and software. For the nine-months ended September 30, 2006, cash used in financing activities was $1.3 million versus cash from financing activities of $9.3 million for the prior-year nine months. Current year financing activities included $3.8 million in proceeds from stock option exercises, a $2.5 million repayment of Senior Notes and no borrowings on the revolving credit facility.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. For the balance of 2006 and 2007, we plan to continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Saia Motor Freight continues to evaluate opportunities to grow and further increase profitability. Given third quarter volume trends and specifically the lack of a typical build-up of peak season demand, there is present uncertainty as to the extent to which the economy is softening and/or experiencing a timing delay to a later peak season.
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, growing market share in existing geography and gaining associated density cost benefits; geographic expansion to adjacent states and positioning for synergy revenue between the old and new territory, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under Risk Factors.
Planned cost management initiatives include, but are not limited to, seeking gains in cost management, productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under Risk Factors.
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
The Company’s long-term debt at September 30, 2006 includes $97.5 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are semi-annual principal and interest payments, with the final payment due December 2013. Under the terms of the Senior Notes, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. In connection with the sale of Jevic, the Company amended the terms of the Senior Notes to adjust financial covenants for discontinued operations and provide for up to $25 million of future treasury stock purchases. At September 30, 2006, the Company was in compliance with these covenants. In addition, the Company has third party borrowings of approximately $14.0 million in subordinated notes and $0.9 million in seller notes.
The Company has also entered into a $50 million (amended November 2004 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was amended in January 2005 to increase availability and the Company’s capacity for letters of credit in support of self-insured retentions for casualty and workers’ compensation claims and achieve greater flexibility for potential future acquisitions. The amended $110 million Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2008. At September 30, 2006, the Company had no borrowings under the Credit Agreement, $43.9 million in letters of credit outstanding under the Credit Agreement and availability of $66.1 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. In connection with the sale of Jevic, the Company amended the terms of the Credit Agreement to adjust financial covenants for discontinued operations and provide for up to $25 million of future treasury stock purchases. At September 30, 2006, the Company was in compliance with these covenants.
At September 30, 2006, the Company’s former parent company (Yellow) provided guarantees on behalf of the Company primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, the Company pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At September 30, 2006, the portion of collateral allocated by Yellow to the Company in support of these claims was $2.6 million.
Projected net capital expenditures for 2006 are approximately $90 million including several strategic real estate opportunities within Saia’s existing network. This represents an approximately $57 million increase from 2005 net capital expenditures for property and equipment. Approximately $12.9 million of the remaining 2006 capital budget was committed at September 30, 2006. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures. Projected capital expenditures for 2006 could exceed this level if the Company is successful in executing its geographic expansion objective.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $83.4 million for the year ended December 31, 2005, which were $29.7 million more than 2005 net capital expenditures for acquisition of property and equipment. Cash flows from operations were $61.7 million for the nine months ended September 30, 2006 which funded the majority of the $73.2 million of total net capital expenditures for the first nine months of 2006. Cash flows from operating activities for the nine months ended September 30, 2006 were $12.0 million higher than the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($47.8 million at September 30, 2006) and availability under its revolving credit facility ($66.1 million at September 30, 2006). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2005 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $8.3 million for 2006 and decreasing for each year thereafter, based on borrowings outstanding at September 30, 2006.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2006 (in millions):

	Payments due by year
	2006	2007	2008	2009	2010	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	2.5	11.4	12.4	18.9	18.9	48.4	112.5
Operating leases	2.9	10.3	6.9	3.5	1.8	0.9	26.3
Purchase obligations (2)	18.0	25.5	—	—	—	—	43.5

Total contractual obligations	$23.4	$47.2	$19.3	$22.4	$20.7	$49.3	$182.3

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2005.

(2)	Includes commitments of $38.4 million for capital expenditures.

	Amount of commitment expiration by year
	2006	2007	2008	2009	2010	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$66.1	$—	$—	$—	$66.1
Letters of credit	0.2	46.2	—	—	—	—	46.4
Surety bonds	0.1	5.4	—	—	—	—	5.5

Total commercial commitments	$0.3	$51.6	$66.1	$—	$—	$—	$118.0

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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, and effects of the Jevic sale, future performance and business of the Company. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; indemnification obligations associated with the sale of Jevic; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for December 31, 2005, as updated by Item 1A of the Form 10-Q.
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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2006. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2006
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed rate debt	$2.5	$11.4	$11.4	$18.9	$18.9	$48.4	$111.5	$113.3
Average interest rate	7.38%	7.33%	7.33%	7.34%	7.35%	7.33%
Variable rate debt	$—	$—	$0.9	$—	$—	$—	$0.9	$0.9
Average interest rate	—	—	7.00%	—	—	—
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
Limitations on the Effectiveness of Controls
The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
In connection with the sale of Jevic Transportation, Inc., the consideration received is subject to a working capital adjustment provision estimated at $1.0 million at June 30, 2006. The working capital adjustment provision was finalized in October 2006 at $0.9 million. The Company and its subsidiary are also subject to various warranties, representations and indemnification provisions under the Stock Purchase Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
				(d) Maximum
			(c) Total Number	Number (or
	(a) Total		of Shares (or	Approximate Dollar
	Number of	(b) Average	Units) Purchased	Value) of Shares (or
	Shares (or	Price Paid per	as Part of Publicly	Units) that May Yet
	Units)	Share (or	Announced Plans	be Purchased under
Period	Purchased	Unit)	or Programs	the Plans or Programs
July 1, 2006 through July 31, 2006	— (2)	$— (2)	— (1)	$7,097,296 (1)
August 1, 2006 through August 31, 2006	1,180 (3)	28.40 (3)	— (1)	7,097,296 (1)
September 1, 2006 through September 30, 2006	— (4)	— (4)	— (1)	7,097,296 (1)

Total	1,180		—

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There were no puchases of shares by the Company for the period April 1, 2006 through September 30, 2006.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of July 1, 2006 through July 31, 2006.

(3)	The SCST Executive Capital Accumulation Plan sold 3,400 shares of Saia stock on the open market at $31.07 per share during the period of August 1, 2006 through August 31, 2006.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of September 1, 2006 through September 30, 2006.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 31, 2006	/s/ James A. Darby
James A. Darby
Vice President of Finance and
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1