Form 10-K
period 2006-12-31
SAIA INC
filed 2007-02-23
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983
Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Duluth, Georgia (Address of Principal Executive Offices)	30097 (Zip Code)
(770) 232-5067

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, par value $.001 per share Preferred Stock Purchase Rights	Names of each exchange on which registered The Nasdaq National Market The Nasdaq National Market
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
Large accelerated filer ☐               Accelerated filer ☑               Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No☑
As of June 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $396,490,446 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstandingas of February 21, 2007 was 14,323,072.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2006, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 19, 2007 have been incorporated by reference into Part III of this Form 10-K.

PART I.

Item 1.	Business
Overview
Saia, Inc. (Saia or the Company) is a leading asset-based trucking transportation company that provides a variety of trucking transportation and supply chain solutions to a broad range of industries, including the retail, chemical and manufacturing industries.
We were organized in 2000 as a wholly owned subsidiary of Yellow Corporation, now known as YRC Worldwide, (Yellow) to better manage its regional transportation business. We became an independent public company on September 30, 2002 as a result of a 100 percent tax-free distribution of shares to Yellow shareholders (the Spin-off). Each Yellow shareholder received one share of Saia stock for every two shares of Yellow stock held as of the September 3, 2002 record date. As a result of the Spin-off, Yellow does not own any shares of our capital stock.
On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid less-than-truckload (LTL) and truckload (TL) carrier business to, a private investment firm. The transaction included net cash proceeds of $41.3 million and $11.2 million in income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s financial statements for all periods presented.
We are now a single segment company with one operating subsidiary, Saia Motor Freight Line LLC. (Saia Motor Freight). We serve a wide variety of customers by offering regional and interregional LTL services and selected national LTL and guarantee expedited services. None of our approximately 8,400 employees is represented by a union. In 2006 from continuing operations, Saia generated revenue of $875 million and operating income of $50.0 million. In 2005 from continuing operations, Saia generated revenue of $754 million and operating income of $50.4 million. Information regarding revenues and operating income of Saia are contained in the notes to our audited consolidated financial statements contained in this annual report.
Saia Motor Freight Line LLC.
Founded in 1924, Saia Motor Freight is a leading multi-regional LTL carrier that serves 34 states in the South, Southwest, Midwest, Pacific Northwest and the West. Saia Motor Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia Motor Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds, but also provides selected guaranteed, expedited and truckload service.
Saia Motor Freight has invested substantially in technology, training and business processes to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia Motor Freight to provide its trademarked Customer Service Indicators® program, allowing customers to monitor service performance on a wide array of attributes. Customers can access the information via the Internet (www.saia.com) to help manage their shipments. The Customer Service Indicators® (CSI’s) measure the following: on-time pickup; on-time delivery; claim free shipments; claims settled within 30 days; proof of delivery request turnaround; and invoicing accuracy. The CSI’s provide both Saia Motor Freight and the customer with a report card of overall service levels.
As of December 31, 2006, Saia Motor Freight operated a network comprised of 148 service facilities. In 2006, the average Saia Motor Freight shipment weighed approximately 1,325 pounds and traveled an average distance of approximately 620 miles. In March 2001, Saia Motor Freight successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia Motor Freight acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern LTL carrier serving eleven states with approximately 600 employees. The operations of Clark Bros. were successfully integrated into Saia Motor Freight in May 2004 bringing the benefits of Saia Motor Freight transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. On November 18, 2006, Saia Motor Freight acquired The Connection Company (the Connection), a less-than-truckload carrier serving four states (Indiana, Kentucky, Michigan, and Ohio) with approximately 700 employees. The operations of the Connection were integrated into Saia Motor Freight in February 2007. On February 1, 2007, Saia Motor Freight acquired Madison Freight Systems, Inc. (MFS), a less-than-truckload carrier serving all of Wisconsin and parts of Illinois and Minnesota with approximately 200 employees. The operations of MFS are scheduled to be integrated into the Saia Motor Freight network in April 2007.

Industry
According to an American Trucking Associations report, in 2005 the trucking industry accounted for 88 percent of total domestic freight revenue, or $739 billion, and 69 percent of domestic freight volume. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability, shipment integrity and speed than other surface transportation options.
The trucking industry consists of three segments, including private fleets and two “for-hire” carrier groups. The private carrier segment generated approximately $280 billion in revenue or 38 percent of total trucking revenue and consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” groups, TL and LTL, are based on the typical shipment sizes handled by transportation service companies. TL refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds.
Saia is primarily an LTL carrier. The LTL segment accounted for approximately $45 billion of revenue in 2005, or 6 percent of total trucking revenue, according to the American Trucking Associations.
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
Over the last several years there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple subgroups. For example, a number of companies are focusing on serving one and two-day lanes, as well as serving three and more day markets between adjacent regions. Saia operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes.
The TL segment is the largest portion of the “for-hire” truck transportation market. In 2005 the TL segment generated approximately $298 billion in revenue or 40 percent of total trucking revenue, according to the American Trucking Associations. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time, making multiple delivery stops.
Because TL carriers do not require an expansive network to provide point-to-point service, the overall cost structure of TL participants is typically lower relative to LTL service providers. The segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a TL company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia Motor Freight participates in the TL market as a means to fill empty miles in lanes that are not at capacity.
Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment, largely due to the number of transactions and number of customers served on a daily basis. Saia Motor Freight picks up approximately 24,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment, with a few large national carriers and several large regional carriers.
Business Strategy
Saia has grown over the last decade through a combination of organic growth and the integration or “tuck-in” of smaller trucking companies. In 2001, Saia integrated WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest, and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004 Saia acquired and integrated Clark Bros., a Midwestern less-than-truckload carrier serving eleven states. Saia has successfully integrated these companies, which had contiguous regional coverage with minimal overlap. In late 2006, Saia acquired the Connection which operates in Indiana, Kentucky, Michigan and Ohio. Saia integrated the operations of the Connection during February 2007.
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
The foundation of Saia’s growth strategy is consistent delivery of high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.
Increase density in existing geographies.
We gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be 15 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from the general economy, industry consolidation, opportunistic acquisitions, as well as specific sales and marketing initiatives.
Manage yields and business mix.
This strategy involves managing both the pricing process and the mix of customers and segments, in ways that allow our networks to operate more profitably. While regional pricing remains highly competitive, it has improved in 2006 and should continue to benefit if industry consolidation continues and capacity remains tight as management expects.
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
Our primary focus within organizational development is maintaining sound relationships with our current employees. We invest in our employees through internal communication, training programs and providing competitive wages and benefits.
We believe it is also important to invest in the development of human resources, technology capabilities and strategic real estate that are designed to position our Company for future growth to meet the increasing demands of the marketplace.
Expand geographic footprint.
We plan to pursue additional geographic expansion at Saia as we believe it promotes profitability growth and improves our customer value proposition. For example, we believe Saia’s 2004 acquisition of Clark Bros.

accounted for the some of Saia’s strongest revenue trends, which were shipments into and out of this new geography.
Management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience in 2001 in integrating WestEx and Action Express into Saia and in 2004 in integrating Clark Bros. into Saia. Also during November 2006, Saia acquired the Connection expanding its footprint into Indiana, Kentucky, Michigan and Ohio and integrated it into Saia’s operations in February of 2007. On February 1, 2007, Saia acquired MFS to expand its coverage and density in Wisconsin.
Seasonality
Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest while the second and third quarters are the strongest.
Labor
Most LTL companies, including Saia, and virtually all TL companies are not subject to collective bargaining agreements.
In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers, and union carriers may be subject to certain contingent multi-employer pension liabilities. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is a major consideration in the regional LTL sector, as flexibility is important to meet the service levels required by customers.
Our employees are not represented by a collective bargaining unit. We believe this provides for better communications and employee relations, stronger future growth prospects, as well as improved efficiencies and customer service capabilities.
Competition
Although there is industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.
Saia focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the national and two-day markets and a large number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for broader geographic coverage and additional equipment and facility requirements associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the market difficult.
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
Department of Transportation.
Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) issued in August 2005, amended rules on motor carrier driver hours of service, which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These amended rules replaced those vacated by the courts in July 2004. The Company’s operations were adjusted to comply with these new rules, and base operations were not materially affected. Revisions to these new rules, as a result of pending or future legal challenges, or any future requirements for on board recorders, could impact our operations, further tighten the market for qualified drivers, and put additional upward pressure on driver wages and purchased transportation costs.
Environmental Protection Agency.
A significant reduction in emissions is scheduled for 2007, which includes both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations have the potential to increase the cost of replacing and maintaining trucks, increase fuel costs, reduce availability of fuel and reduce productivity.
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
Food and Drug Administration.
As transportation providers of foodstuffs, we have had to comply with all rules issued by the Food and Drug Administration to provide security of food and foodstuffs throughout the supply chain. We believe that we are currently in substantial compliance with applicable Food and Drug Administration rules and that the cost of compliance has not materially affected our results of operations.
Trademarks and Patents
We have registered several service marks and trademarks in the United States Patent and Trademark office, including Saia Guaranteed Select®, Saia Customer Service Indicators® and Saia Xtreme Guarantee®. We believe that these service marks and trademarks are important components of our marketing strategy.

Executive Officers
Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	45	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer, Saia Motor Freight Line, LLC since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.
Anthony D. Albanese	54	Senior Vice President of Sales & Operations of Saia Motor Freight Line, LLC since 1999.
James A. Darby	55	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006, having served as Vice President of Finance & Administration for Saia Motor Freight Line, LLC since 2000.
Mark H. Robinson	48	Vice President and Chief Information Officer of Saia, Inc. since August 2005, having served as Vice President of Information Technology for Saia Motor Freight Line, LLC since 1999.
David J. Letke	61	Vice President of Operations — East of Saia Motor Freight Line, LLC since March 2006, having served as Vice President, Operations and Planning, Saia, Inc. since October 2002. Mr. Letke served as a consultant to the Yellow Regional Transportation Group from February 2000 through September 2002.
Officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any executive officer and any other executive officer or director of Saia or of any of its subsidiaries.
Additional Information
Saia has an Internet website that is located at www.saia.com. Saia makes available free of charge through its Internet website all filings with the Securities and Exchange Commission as soon as reasonably practicable after making such filings with the Securities and Exchange Commission.

Item 1A.	Risk Factors
Saia shareholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward looking statements.
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
There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages, underutilization of our truck fleet and/or use of higher cost purchased transportation, which could have a material adverse effect on our operating results. There is also significant competition for quality purchased transportation within the trucking industry. We may periodically experience shortages of quality purchased transportation that could result in us not meeting customer demands, which could have a material adverse effect on our operating results.

We are dependent on cost and availability of fuel.
Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Global political events, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically we have been able to offset significant fuel price increases through fuel surcharges to our customers, but we cannot be certain that we will be able to do so in the future. In addition, in recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges and fuel surcharges have more than offset higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce the Company’s revenue and yield until we made the appropriate adjustments to our pricing strategy.
Limited supply of new revenue equipment and real estate may adversely impact financial results and cash flows.
Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply and the price of such equipment may be adversely impacted by future regulations on newly manufactured diesel engines. The Company’s business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of real estate or delays in construction due to difficulties in obtaining permits may require significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.
Effectiveness of Company-specific performance improvement initiatives.
Operating performance improvement at Saia is dependent on the implementation and/or the continuation of various performance improvement initiatives. Profitability at Saia has improved consistently over the past several years, but our operating margin is still below several “best-in-class” competitors. There can be no assurance that Saia’s historical performance trend will be representative of future performance. Failure to achieve performance improvement initiatives could have a material adverse impact on our operating results.
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
Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the FMCSA) issued in August 2005, amended rules on motor carrier driver hours of service, which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These amended rules replaced those vacated by the courts in July 2004. The Company’s operations were adjusted to comply with these new rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these new rules, as a result of pending or future legal challenges, or any future requirements for on-board recorders, could further impact our operations, further tighten the market for qualified drivers, and put additional pressure on driver wages and purchased transportation costs.
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
The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. A significant reduction in emissions is scheduled for 2007, which includes both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations have the potential to increase the cost of replacing and maintaining trucks, increase fuel costs, reduce availability of fuel and reduce productivity.
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
We operate in a highly competitive industry, and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.
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
Our business is highly capital intensive. Our net capital expenditures from continuing operations for 2006 were approximately $91 million and we anticipate net capital expenditures in 2007 of approximately $85 million including $35 million for strategic real estate projects. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, our growth could be impacted and could potentially result in operating trucks and trailers for longer periods of time, which could have a material adverse effect on operations.
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
Employees of Saia are non-union. The ability of Saia to compete would be substantially impaired if operations were to become unionized.
None of our employees are currently represented by a collective bargaining agreement. Saia has in the past been the subject of unionization efforts, which have been defeated. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future. The non-union status of Saia is a critical factor in its ability to compete in its respective markets.
If we are unable to retain our key employees, our business, financial condition and results of operation could be adversely impacted.
The future success of our business will continue to depend on our executive officers and certain other key employees, who with the principal exceptions of Mr. O’Dell and Mr. Albanese do not have employment agreements. The loss of services of any of our key personnel could have a material adverse effect on us.
Certain provisions of our governing documents and Delaware law could have anti-takeover effects.
Our Restated Certificate of Incorporation and By-laws contain certain provisions, which may have the effect of delaying, deferring or preventing a change of control of our company. Such provisions include, for example, provisions classifying our Board of Directors, a prohibition on shareholder action by written consent, authorization of the Board of Directors to issue preferred stock in series, with the terms of each series to be fixed by the Board of Directors, and the provision of an advance notice procedure for shareholder proposals and nominations to the Board of Directors. These provisions could diminish the opportunities for a shareholder of Saia to participate in certain tender offers, including tender offers at prices above the then-current fair market value, and may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, Saia has a shareholder rights plan that allows the Board of Directors, without further shareholder approval, to issue common stock and preferred stock that could have the effect of delaying, deferring or preventing a change of control of our company. The issuance of common stock and preferred stock could also adversely affect the voting power of the holders of common stock, including resulting in the loss of voting control to others. We have no current plans to issue any such common or preferred stock.
We are subject to various warranties, representations and indemnification provisions under the Stock Purchase Agreement for the sale of Jevic Transportation, Inc.
The Company and its subsidiary are subject to various warranties, representations and indemnification provisions under the Stock Purchase Agreement. Adverse developments related to those warranties, representations and indemnification provisions could have a material adverse effect on us.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
We have announced that the acquisitions of The Connection Company and Madison Freight Systems will be integrated into the operations of Saia Motor Freight during the first quarter of 2007. There can be no assurance that the integration will be successful. We intend in the future to make additional acquisitions. We may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks, including:
•	difficulty in integrating the operations and personnel of the acquired company;

•	disruption of our ongoing business distraction of our management and employees from other opportunities and challenges due to integration issues;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses;

•	potential failure of the due diligence processes to identify significant issues with legal and financial contingencies, among other things.
In the event that the integrations are not successfully completed there could be a material adverse effect on us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Saia is headquartered in Duluth, Georgia. At December 31, 2006 Saia owned 47 service facilities and the Houma, Louisiana general office and leased 101 service facilities, the Duluth, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 32 percent of its service facility locations, these locations account for 45 percent of its door capacity. This follows the Saia strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2006, Saia owned all of its 3,392 tractors and 11,317 trailers.
Top 20 Saia Service Facilities by Number of Doors at December 31, 2006

Location	Own/Lease	Doors

Atlanta, GA	Own	224
Dallas, TX	Own	174
Memphis, TN	Own	124
Nashville, TN	Own	116
Houston, TX	Own	108
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Los Angeles, CA	Lease	80
Fontana, CA	Own	75
St. Louis, MO	Lease	73
Chicago, IL	Lease	68
Miami, FL	Own	68
Markham, IL	Lease	68
Indianapolis, IN	Lease	68
Jacksonville, FL	Lease	64
Garland, TX	Lease	63
Toledo, OH	Lease	61
Phoenix, AZ	Own	59
Minneapolis, MN	Lease	56
Oklahoma City, OK	Own	55
Detroit, MI	Lease	55

Item 3.	Legal Proceedings
Saia Motor Freight is subject to ordinary-course litigation arising out of personal injury, property damage, freight and employment claims. None of these current legal actions separately or in the aggregate are viewed by management to be excessive compared to historical trends, nor are they expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information
Saia’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SAIA.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2006
First Quarter	$21.36	$31.53
Second Quarter	$23.12	$30.75
Third Quarter	$25.30	$34.04
Fourth Quarter	$22.80	$36.17
Year Ended December 31, 2005
First Quarter	$18.22	$23.74
Second Quarter	$14.90	$19.75
Third Quarter	$14.74	$18.59
Fourth Quarter	$14.70	$22.95
Stockholders
As of January 31, 2007, there were 1,768 holders of record of our common stock.
Dividends
We have not paid a dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.
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

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future
	securities to be		issuances under
	issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	497,709	$9.03	242,109 (1)

Equity compensation plans not approved by security holders	—	—	—

Total	497,709	$9.03	242,109

(1)	See Note 9 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. No more than 100,000 of the amount remaining available may be issued in the form of restricted stock under the Amended and Restated SCS Transporation, Inc. 2003 Omnibus Incentive Plan.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities —

Issuer Purchases of Equity Securities
						(d) Maximum Number
					(c) Total Number of	(or Approximate
					Shares (or Units)	Dollar Value) of
					Purchased as Part	Shares (or Units)
	(a) Total Number of		(b) Average Price		of Publicly	that May Yet be
	Shares (or Units)		Paid per Share (or		Announced Plans or	Purchased under the
Period	Purchased		Unit)		Programs	Plans or Programs
October 1, 2006 through October 31, 2006	8,100	(2)	$26.79	(2)	75,000 (1)	$5,081,049 (1)
November 1, 2006 through November 30, 2006	1,550	(3)	26.34	(3)	189,600 (1)	25,000,000 (1)
December 1, 2006 through December 31, 2006	860	(4)	24.40	(4)	71,800 (1)	23,234,574 (1)

Total	10,510				336,400

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $20,000,000 stock repurchase program that was announced on May 3, 2005. This program was completed in the fourth quarter of 2006 with purchases totaling the $7,097,296 remaining in the program. The remaining shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $25,000,000 stock repurchase program that was announced on November 27, 2006. The remaining shares purchased by the Company were purchased on the open market by the SCST Executive Capital Accumulation Plan. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold 500 shares of Saia stock on the open market at $35.69 per share during the period of October 1, 2006 through October 31, 2006.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of November 1, 2006 through November 30, 2006.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of December 1, 2006 through December 31, 2006.

Item 6.	Selected Financial Data
The following table shows summary consolidated historical financial data of Saia and has been derived from, and should be read together with, the consolidated financial statements and accompanying notes and in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition”. The summary financial information may not be indicative of the future performance of Saia.

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share data and percentages)

Statement of operations:
Operating revenue — continuing operations	$874,738	$754,038	$645,374	$520,668	$489,832
Operating income — continuing operations (1)	49,994	50,436	30,342	22,255	20,685
Income from continuing operations	25,873	25,158	13,222	7,828	9,255
Income before cumulative effect of accounting change	25,873	25,158	13,222	14,933	12,058
Net income (loss) (2)	(20,681)	27,459	19,259	14,933	(63,117)
Diluted earnings per share - continuing operations (3)	1.74	1.67	0.86	0.52	0.63
Diluted earnings per share before cumulative effect of accounting change (3)	1.74	1.67	0.86	0.99	0.82
Diluted earnings (loss) per share (2)(3)	(1.39)	1.82	1.26	0.99	(4.30)

Other financial data:
Net cash provided by operating activities	76,137	83,903	55,239	58,270	50,439
Net cash used in investing activities (4)	(72,298)	(53,701)	(79,992)	(49,830)	(24,792)
Depreciation and amortization	32,550	28,849	27,898	23,986	23,730

Balance sheet data:
Cash and cash equivalents	10,669	16,865	7,499	29,975	21,872
Net property and equipment	314,832	246,634	223,625	192,733	182,873
Total assets	487,400	554,741	509,548	464,843	444,908
Total debt	109,984	114,913	122,810	116,510	116,410
Total shareholders’ equity	203,155	228,392	212,542	189,582	174,277

Measurements:
Operating ratio (5)	94.3%	93.3%	95.3%	95.7%	95.8%

(1)	Operating expenses in 2006 include restructuring charges of $2.6 million, relating to the consolidation and relocation of the holding company to Duluth, GA and integration charges of $1.5 million, relating to the integration of the Connection into Saia. Operating income in 2005 includes a $7.0 million gain from sale of excess real estate. Operating expenses in 2004 include integration charges of $2.1 million relating to the integration of Clark Bros. into Saia.

(2)	Net loss for the year ended December 31, 2002 includes a non-cash charge of $75.2 million ($5.12 per diluted share) recorded as a cumulative effect of change in accounting principle to reflect the impairment of goodwill at Jevic under new accounting standards adopted January 1, 2002.

(3)	Earnings per share amounts for periods presented prior to the Spin-off are based on 14,565,478 shares of common stock outstanding at the September 30, 2002 Spin-off date.

(4)	Net cash used in investing activities in 2006 include $17.5 million for the acquisition of the Connection and proceeds from the sale of Jevic of $41.3 million. Net cash used in investing activities in 2004 include $23.5 million for the acquisition of Clark Bros.

(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid LTL and TL carrier business, to a private investment firm. The transaction included net cash proceeds of $41.3 million and $11.2 million in future income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s financial statements for all periods presented. Holding company management fees have been charged to continuing operations, in accordance with U.S. generally accepted accounting principles. Additionally, no interest charges have been allocated to discontinued operations and income taxes have been allocated between continuing and discontinued operations based on estimated separate company effective tax rates. In connection with the sale of Jevic, the Company recorded a non-cash after-tax charge of approximately $43.8 million, or $2.95 per diluted share in the year ended December 31, 2006. In addition, the Company recorded as discontinued operations, a loss from the operations of Jevic for the year ended December 31, 2006 of $2.8 million or $0.19 per diluted share. As a result of the sale of Jevic the Company’s headquarters were consolidated and relocated to Duluth, Georgia.
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 16.8 percent in 2006 over 2005. Revenue growth was primarily attributable to growth in less-than-truckload (LTL) tonnage, improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges.
Consolidated operating income from continuing operations was $50.0 million for 2006 compared to $50.4 million in 2005 which included a pretax $7.0 million real estate gain. The 2006 results include $1.5 million of pre-tax integration charges due to the acquisition of the Connection Company in November 2006. In addition, the Company recorded a pre-tax charge of $2.6 million related to the consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. The Company recorded a pre-tax charge of $3.0 million for equity-based compensation as a result of the stock price performance during 2006 compared to a charge of $0.6 million in 2005. Diluted earnings per share from continuing operations were $1.74 per share, an increase of 4 percent over the prior year. The 2006 operating income improvement was led by LTL tonnage increases, particularly in the first half of 2006, LTL yield improvement and cost management partially offset by the slowing of the economy in the second half of 2006 seen through a significantly decreased seasonal peak.
The Company generated $55.6 million in cash from operating activities of continuing operations versus generating $60.9 million in the prior-year period. Cash flows from operating activities of discontinued operations were $20.5 million for 2006 versus $23.0 million for 2005. The Company had net cash used in investing activities from continuing operations of $108.2 million during 2006 for the purchase of property and equipment and the acquisition of the Connection. The Company had proceeds from the sale of Jevic of $41.3 million and net investment in discontinued operation of $5.4 million. Cash used in financing activities during 2006 included $5.0 million in principal payments on long-term debt and $8.9 million in share repurchases only partially offset by proceeds from stock option exercises of $3.8 million. The Company had no borrowings on its credit agreement and a cash balance of $10.7 million as of December 31, 2006.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of Saia, Inc., formerly SCS Transportation, Inc. (also referred to as “Saia” and the “Company”). This discussion should be read in conjunction with the accompanying audited consolidated financial statements, which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
The Company is a an asset-based transportation company providing regional and interregional LTL services and selected national LTL, and guaranteed expedited service solutions to a broad base of customers across 34 states. Our operating subsidiaries are Saia Motor Freight Line, LLC (Saia Motor Freight), based in Duluth, Georgia and the

Connection Company (the Connection) based in Sydney, Ohio. The Company integrated the operations of the Connection into Saia Motor Freight in February 2007.
Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the Forward Looking Statements and Risk Factors sections of this Form 10-K. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. The Company measures yield both including and excluding fuel surcharge. Fuel surcharges have remained in effect in the LTL industry for several years and have become an increasingly significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program. The fuel surcharge program is intended to reduce the Company’s exposure to rising diesel prices and other costs affected by increased fuel prices, such as purchased transportation. However, in recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges and fuel surcharges have more than offset higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce the Company’s revenue and yield until we made the appropriate adjustments to our pricing strategy.

Results of Operations
Saia, Inc. and Subsidiaries
(formerly SCS Transportation, Inc. and Subsidiaries)
Selected Results of Continuing Operations and Operating Statistics
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2006	2005	2004	‘06 v. ‘05	‘05 v. ‘04
Operating Revenue	$874,738	$754,038	$645,374	16.0%	16.8%
Operating Expenses:
Salaries, wages and employees’ benefits	473,956	413,710	367,487	14.6	12.6
Purchased transportation	70,029	62,557	56,815	11.9	10.1
Depreciation and amortization	32,550	28,849	27,898	12.8	3.4
Other operating expenses	248,209	198,486	162,832	25.1	21.9
Operating Income	49,994	50,436	30,342	(0.9)	66.2
Operating Ratio	94.3%	93.3%	95.3%	1.0	(2.1)
Nonoperating Expenses	8,021	9,435	9,500	(15.0)	(0.7)

Working Capital	7,043	10,973	54,066	(35.8)	(79.7)
Operating Cash Flow from Continuing Operations	55,643	60,910	34,001	(8.6)	79.1
Net Acquisitions of Property & Equipment	90,748	33,305	41,880	172.5	(20.5)

Saia Motor Freight Operating Statistics:
LTL Tonnage	3,460	3,144	2,909	10.1	8.1
Total Tonnage	4,150	3,802	3,526	9.2	7.8

LTL Shipments	6,177	5,637	5,290	9.6	6.6
Total Shipments	6,272	5,727	5,372	9.5	6.6

LTL Revenue Per Hundredweight	11.73	11.10	10.28	5.7	8.0
(excluding fuel surcharge)	10.26	9.94	9.64	3.3	3.1

Total Revenue Per Hundredweight	10.54	9.92	9.16	6.2	8.3
(excluding fuel surcharge)	9.30	8.95	8.63	3.9	3.7
Continuing Operations
Year ended December 31, 2006 vs. year ended December 31, 2005
Revenue and volume
Consolidated revenue increased 16.0 percent to $874.7 million as a result of improved pricing and increased volumes as both shipments and LTL tonnage were up over the prior year along with the $7.2 million of revenue from the acquisition of the Connection in November 2006. We believe volume gains were attributable to market share gains into and out of Saia’s newer Midwest markets, continued high quality service, industry consolidation, and company specific initiatives partially offset by a slowing economy in the third and fourth quarters. Fuel surcharge revenue, which was 11.9 percent of total revenue in 2006, was up from 2005 when fuel surcharge revenue was 9.8 percent of total revenue. While fuel costs increased during 2006, higher fuel surcharge revenues have more than offset higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.
Operating revenue excluding fuel surcharge was $771.8 million in 2006, up 13.5 percent from $679.9 million in 2005. Saia Motor Freight’s LTL revenue per hundredweight (a measure of yield) increased 5.7 percent to $11.73 per hundredweight for 2006 and LTL revenue per hundredweight excluding fuel surcharge increased 3.3 percent. Saia Motor Freight experienced stronger price increases in 2006 over 2005, especially in the first half of 2006.

Growth during 2006 was stronger during the first half of 2006 versus the second half of 2006 due to the slowing of the economy. Additionally, pricing remains competitive in regional markets. Saia Motor Freight LTL tonnage was up 10.1 percent to 3.5 million tons and LTL shipments were up 9.6 percent to 6.2 million shipments. Management believes that Saia Motor Freight continues to grow volume by providing high quality service for its customers, continued market share gains from its 2004 Midwest expansion, recent industry consolidation in its market segments, sales initiatives in specific market segments and our Xtreme Guarantee program. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On April 3, 2006, Saia Motor Freight implemented a 5.9 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated operating income of $50.0 million in 2006 compared to 50.4 million in 2005, which included a $7.0 million pre-tax real estate gain. The 2006 results include $1.5 million of pre-tax integration charges from the acquisition of the Connection in November 2006. In addition, the Company recorded a pre-tax charge in 2006 of $2.6 million related to the consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. These restructuring charges are largely for severance benefits and stay incentives through the transition period. The Company recorded a pre-tax charge of $3.0 million for equity-based compensation as a result of the stock price performance during 2006. Equity-based compensation and restructuring charges totaled approximately $0.29 per diluted share in 2006 compared to $0.02 per diluted share in 2005. Year-over-year price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation, claims expense and deprecation and maintenance. The 2006 operating ratio (operating expenses divided by operating revenue) was 94.3 compared to 93.3 for 2005. However, excluding the restructuring and integration charges from 2006 and the real estate gain from 2005, the comparative operating ratios would have been 93.8 in 2006 versus 94.2 in 2005. Higher fuel prices, in conjunction with volume changes, caused $24.3 million of the increase in fuel, operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased 11.9 percent reflecting both increased utilization driven by volume increases and increased cost per mile largely driven by both capacity constraints and fuel price increases.
Saia Motor Freight inclusive of the Connection for the period subsequent to the acquisition had operating income of $59.6 million in 2006 up 7.9 percent from $55.3 million in 2005. The operating ratio at Saia Motor Freight decreased 50 basis points to 93.2 in 2006 compared to 92.7 in 2005. Saia Motor Freight operating income gains through increased tonnage and prices were more than offset by increases in wage and benefit costs, including workers’ compensation and health care; in addition to higher depreciation, maintenance and cargo claim costs. Increases in workers’ compensation costs were due to increased frequency of injuries and higher medical costs. Decreased purchased transportation as a percent of revenue was more than offset by increased wage and benefit expense. Depreciation and maintenance costs are increasing due to more equipment and increased miles driven by company drivers instead of purchased transportation. Saia Motor Freight continues initiatives to manage productivity and control variable costs as monthly volumes fluctuated. Saia Motor Freight’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. During the third quarter of 2005, Saia Motor Freight experienced two hurricanes that caused property damage and disrupted operations. Saia Motor Freight reached a settlement in the third quarter of 2006 on its insurance claims related to the hurricanes in the third quarter of 2005; the remaining insurance recovery was recognized upon finalizing this negotiated settlement for the remaining claims. An additional net benefit of $1.1 million was recognized in connection with these claims during the third quarter of 2006. In the fourth quarter of 2005, the Company recorded a partial insurance recovery of $1.0 million for losses attributable to Hurricane Katrina.
Net holding company operating expenses for 2006 were $9.7 million in excess of costs allocated to Saia Motor Freight compared to $4.9 million in excess of costs allocated in 2005. 2006 annual results include $3.0 million in equity-based compensation charges as a result of the Company’s increased stock price relative to its peers versus $0.6 million in the prior year. The Company’s long-term incentive plans’ expense is a function of the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense is tied to changes in the Company’s stock price. Additionally, the net holding company operating expenses for the 2006 also reflect $2.6 million in restructuring costs associated with the Company’s consolidation and relocation of its corporate headquarters to Duluth, Georgia.
Other
Substantially all the Company’s non-operating expenses represent interest expense. Interest costs were $9.3 million in 2006 versus $9.8 million in 2005. Average outstanding indebtedness decreased between 2006 and 2005 while interest rates rose in 2006 on the smaller variable rate portion of the Company’s debt. The Company’s capital structure consists predominantly of longer-term, fixed rate instruments. The consolidated effective tax rate was 38.4 percent in 2006 compared to 38.6 percent in 2005. The 2006 effective tax rate included approximately $0.7 million of non-recurring tax credits. The 2005 effective tax rate was lower due to a $0.4 million tax benefit related to the favorable settlement of various tax issues. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.
Working capital/capital expenditures
The decrease in working capital is predominantly the result of higher accounts payable at December 31, 2006 due to approximately $4.2 million in property and equipment received late in 2006 and higher wage and employee benefit accruals along with the funds from the sale of Jevic being used to purchase the Connection in November 2006 and repurchase shares in the fourth quarter of 2006. The 2006 capital investments for continuing operations were $93.2 million on a gross basis and $90.7 million on a net basis. Net capital expenditures of $90.7 million include approximately $11.3 million investment in real estate and $79.4 million for the purchase of revenue equipment for growth and replacement units and investment in technology equipment and software.
Year ended December 31, 2005 vs. year ended December 31, 2004
Revenue and volume
Revenue increased 16.8 percent to $754.0 million as a result of improved pricing and increased volumes as both shipments and LTL tonnage were up significantly at Saia Motor Freight over the prior year. We believe volume gains were attributable to market share gains into and out of Saia Motor Freight’s newer Midwest markets, favorable economic conditions across Saia’s network, industry consolidation and company specific initiatives. Fuel surcharge revenue, which was 9.8 percent of total revenue in 2005, was up significantly from 2004 when fuel surcharge revenue was 5.8 percent of total revenue.
Operating revenue excluding fuel surcharge was $679.9 million in 2005, up 11.9 percent from $607.8 million in 2004. Saia Motor Freight’s LTL revenue per hundredweight (a measure of yield) increased 8.0 percent to $11.10 per hundredweight for 2005 and LTL revenue per hundredweight excluding fuel surcharge increased 3.1 percent. Saia Motor Freight experienced stronger price increases in 2005 over 2004, largely due to the continuation of a more favorable pricing environment that began in the second half of 2004. This pricing environment allowed Saia Motor Freight to achieve better contract renewal rates with customers than in the 2003 and the first half of 2004. However, pricing remains competitive in regional markets. Saia Motor Freight LTL tonnage was up 8.1 percent to 3.1 million tons and LTL shipments were up 6.6 percent to 5.6 million shipments. Management believes that Saia Motor Freight grew volume by providing high quality service for its customers, continued market share gains from its 2004 Midwest expansion, recent industry consolidation in Saia Motor Freight’s market segments, sales initiatives in specific market segments and general economic growth. Approximately 75 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 25 percent of revenue is subject to an annual general rate increase. On May 2, 2005, Saia Motor Freight implemented a 5.9 percent general rate increase for customers comprising this 25 percent of revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated 2005 operating income improved significantly to $50.4 million, including a pre-tax real estate gain of $7.0 million, compared to 2004 operating income of $30.3 million which included $2.1 million in integration charges at Saia Motor Freight related to the Clark Bros. acquisition. Exclusive of these items, Saia Motor Freight showed operating income improvement in excess of $10 million, reflecting higher margin contribution on year over year volume increases and yield improvement partially offset by structural cost increases. The consolidated 2005 operating ratio (operating expenses divided by operating revenue) was 93.3 compared to 95.3 in 2004. However, excluding the real estate gain, the consolidated 2005 operating ratio was 94.2. Saia Motor Freight continued initiatives to manage productivity and control variable costs as monthly volumes fluctuated. The impact of higher margin and volume increases at Saia Motor Freight were partially offset by structural cost increases in wage rates, purchased transportation, healthcare costs and other operating expenses. Higher fuel prices (exclusive of taxes), in conjunction with volume changes, caused $27.7 million of the increase in operating expenses and supplies. Purchased transportation costs increased 10.1 percent as decreased utilization was more than offset by increased costs per mile largely driven by fuel price increases and capacity constraints, including a tight driver market and impacts of hours of service regulations. Increased revenues from the fuel surcharge program more than offset the effect of these fuel price increases.

Saia Motor Freight had operating income of $55.3 million in 2005, which included a $7.0 million real estate gain, compared to $35.8 million in 2004 which included a $2.1 million integration charge. Also during 2005, several hurricanes caused property damage to some of Saia Motor Freight’s Gulf Coast and Florida terminals and disrupted operations, which adversely impacted their operating results. In addition to lost revenue due to these storms, service recovery efforts at Saia Motor Freight resulted in significant incremental wage and other operating and administrative expense primarily in the third and fourth quarters. In the fourth quarter, the Company recorded a partial insurance recovery of $1.0 million for losses attributable to Hurricane Katrina. This amount approximates management’s estimate of actual fourth quarter effects of the hurricanes. The remaining insurance recovery, which management expects to be in excess of this amount, will be recognized upon reaching a negotiated settlement for the remaining claims. The operating ratio at Saia Motor Freight was 92.7 in 2005 compared to 94.4 in 2004. Saia Motor Freight’s operating ratio was 93.6 excluding the $7.0 million real estate gain in 2005 compared to 94.1 in 2004, excluding the $2.1 million integration charge. Saia Motor Freight improved its operating income through yield improvement, increased volume as well as continued strong cost controls. The higher volumes, improved yields and cost controls allowed Saia Motor Freight to leverage its fixed cost network and offset higher cargo and bodily injury and property damage claims costs, a general wage increase in August 2005 and other wage adjustments during the year. As of the fourth quarter 2005, Saia’s wage rates were approximately 2.8 percent higher than the fourth quarter of 2004.
Net holding company operating expenses in excess of costs allocated to Saia Motor Freight were $4.9 million in 2005 compared to $5.5 million in 2004. Total holding company costs were $9.5 million in 2005 compared to $9.0 million in 2004. Holding company costs in 2005 also include a $0.3 million increase in other operating expenses. This cost increase was offset by a decrease in equity based compensation charges which were about $0.9 million lower in 2005 compared to 2004.
Other
Substantially all non-operating expenses represent interest expense. Interest costs were $9.8 million in 2005 versus $9.7 million in 2004. Average outstanding indebtedness did not change significantly between 2005 and 2004 while interest rates rose in 2005 on the smaller variable rate portion of the Company’s debt. The Company’s capital structure consists predominantly of longer-term, fixed rate instruments. The consolidated effective tax rate was 38.6 percent in 2005 compared to 36.6 percent in 2004. The 2005 effective tax rate included approximately $0.4 million in tax benefit related to prior tax years. The 2004 effective tax rate was lower due to a $0.6 million tax benefit related to the favorable settlement of various tax issues. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.
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
Discontinued Operations
On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business to an affiliate of Sun Capital Partners, Inc., a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006, in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment and in accordance with the agreement the Company received $0.1 million during the fourth quarter of 2006. Transaction fees and expenses totaled approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Code that resulted in an estimated $11.2 million income tax benefit from the transaction. The Company utilized the tax benefit from the transaction in the third and fourth quarter of 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a non-cash after-tax charge on the sale of Jevic Transportation of $43.8 million, net of income tax benefits or $2.94 per share. The Company also recorded loss from discontinued operations for the year ended December 31, 2006 of

$2.8 million compared to income from discontinued operations of $2.3 million for the year ended December 31, 2005.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. For 2007, we plan to continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Saia continues to evaluate opportunities to grow and further increase profitability. Given the volume trends in the second half of 2006 and specifically the lack of a typical build-up of peak season demand, there is present uncertainty as to the extent to which the economy is softening.
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, growing market share in existing geography and gaining associated density cost benefits; geographic expansion to adjacent states and overlap states to provide full state coverage positioning for synergy revenue between the old and new territories, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under Risk Factors.
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
Financial Condition
Saia’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
The Company’s long-term debt at December 31, 2006 includes $95 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began, with the final payment due December 2013. Under the terms of the Senior Notes, Saia must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2006, Saia was in compliance with these covenants. In addition, Saia has third party borrowings of approximately $14.1 million in subordinated notes and $0.9 million in seller notes.
Saia also has a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2009. At December 31, 2006, Saia had no borrowings under the Credit Agreement, $40.7 million in letters of credit outstanding under the Credit Agreement and availability of $69.3 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2006, Saia was in compliance with these covenants.

At December 31, 2006 Yellow provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At December 31, 2006, the portion of collateral allocated by Yellow to Saia in support of these claims was $2.6 million.
Projected net capital expenditures for 2007 are approximately $85 million including up to $35 million for several strategic real estate opportunities within Saia’s existing network. Including the capital expenditures for real estate in 2007, this represents an approximately $6 million decrease from 2006 net capital expenditures for property and equipment. Approximately $40.0 million of the 2007 capital budget was committed at December 31, 2006. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures. Projected capital expenditures for 2007 could exceed this level if Saia is successful in executing on its geographic expansion objective.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $76.1 million for the year ended December 31, 2006, which funded the majority of the $90.7 million of net capital expenditures for acquisition of property and equipment. Cash flows from operating activities in 2006 decreased $7.8 million primarily as a result of decreased accounts payable and wage and benefit accruals. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, during 2006, the Company executed $8.9 million in treasury share repurchases completing a $20 million authorized program and beginning a new $25 million authorized program with $23.2 million remaining under the new $25 million program at December 31, 2006. The Company also reduced its outstanding indebtedness by $5.0 million during 2006. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($10.7 million at December 31, 2006) and availability under its revolving credit facility ($69.3 million at December 31, 2006). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
Actual net capital expenditures are summarized in the following table (in millions):

	Year ended
	2006	2005	2004
Land and structures:
Additions	$11.8	$11.3	$11.5
Sales	(0.4)	(9.5)	—
Revenue equipment, net	72.5	27.5	25.9
Technology and other	6.8	4.4	4.5

	90.7	33.7	41.9
Connection acquisition	17.5	—	—
Clark Bros. acquisition	—	—	23.5
Discontinued operations	(35.9)	20.0	14.6

Total	$72.3	$53.7	$80.0

In addition to the amounts disclosed in the table above, the Company had an additional $3.5 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2006.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited consolidated financial statements included in this Form 10-K, and in “Contractual Cash Obligations” table below. In addition to the principal amounts disclosed in the tables below, the Company has estimated interest obligations of approximately $8.1 million for 2007 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2006.

Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2006 (in millions):

	Payments due by year
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt (1)	11.4	12.4	18.9	18.9	18.6	29.8	110.0
Operating leases	12.0	8.2	4.4	2.4	0.9	1.7	29.6
Purchase obligations (2)	44.5	—	—	—	—	—	44.5

Total contractual obligations	$67.9	$20.6	$23.3	$21.3	$19.5	$31.5	$184.1

(1)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes commitments of $40.0 million for capital expenditures.

	Amount of commitment expiration by year
	2007	2008	2009	2010	2011	Thereafter	Total

Other commercial commitments:
Available line of credit	$—	$69.3	$—	$—	$—	$—	$69.3
Letters of credit	46.4	—	—	—	—	—	46.4
Surety bonds	5.5	—	—	—	—	—	5.5

Total commercial commitments	$51.9	$69.3	$—	$—	$—	$—	$121.2

Critical Accounting Policies and Estimates
Saia makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of Saia include:
•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2,000,000 per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For only the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.
•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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
•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.
•	Recovery of Goodwill. In connection with its acquisition of Clark Bros. in 2004, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. The Company is still in the process of determining the final allocation of purchase price in connection with the acquisition of the Connection in November 2006. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.
•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options and cash-based awards. The criteria for the cash-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements contained herein.
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
Forward-Looking Statements
Certain statements in this Form 10-K, including those contained in Item 1 and Item 7 “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Saia. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-K. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; indemnification obligations associated with the sale of Jevic; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of this Form 10-K.
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
Management’s Report on Internal Control Over Financial Reporting
The management of Saia, Inc. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of the Company’s internal control over financial reporting, which appears on page 30 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer

James A. Darby	Vice President and Chief Financial Officer (Principal Financial Officer)

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Saia is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of Saia’s debt structure is more fully described in the notes to the consolidated financial statements. To mitigate our risk to rising fuel prices, Saia Motor Freight has implemented fuel surcharge programs. These programs are well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of Saia to fuel price volatility is significantly reduced.
The following table provides information about Saia third-party financial instruments as of December 31, 2006 with comparative information for December 31, 2005. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2006		2005
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$11.4	$11.5	$18.9	$18.9	$18.6	$29.8	$109.1	$111.1	$114.0	$117.1
Average interest rate	7.32%	7.33%	7.34%	7.35%	7.23%	7.38%
Variable rate debt	$—	$0.9	$—	$—	$—	$—	$0.9	$0.9	$0.9	$0.9
Average interest rate	—	7.00%	—	—	—	—

Item 8. Financial Statements and Supplementary Data
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Saia, Inc.:
We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Saia, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Kansas City, Missouri
February 23, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Saia, Inc.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Saia, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Saia, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 16, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Kansas City, Missouri
February 23 2007

Saia, Inc. and Subsidiaries
(formerly SCS Transportation, Inc. and Subsidiaries)
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$10,669	$16,865
Accounts receivable, less allowance of $3,912 and $3,260 in 2006 and 2005, respectively	95,779	85,074
Prepaid expenses	9,251	6,275
Deferred income taxes	11,781	10,380
Other current assets	6,204	5,578
Current assets of discontinued operations	—	50,073

Total current assets	133,684	174,245
Property and Equipment, at cost	518,052	427,019
Less-accumulated depreciation	203,220	180,385

Net property and equipment	314,832	246,634
Goodwill, net	36,406	30,530
Other Identifiable Intangibles, net	1,096	1,664
Other Noncurrent Assets	1,382	1,225
Long-term Assets of Discontinued Operations	—	100,443

Total assets	$487,400	$554,741

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding	$9,098	$15,357
Accounts payable	30,291	28,130
Wages, vacations and employees’ benefits	45,752	37,915
Claims and insurance accruals	15,856	11,501
Accrued liabilities	14,171	15,296
Current portion of long-term debt	11,356	5,000
Current liabilities of discontinued operations	117	23,388

Total current liabilities	126,641	136,587
Other Liabilities:
Long-term debt	98,628	109,913
Deferred income taxes	45,259	40,949
Claims, insurance and other	13,717	14,041
Long-term liabilities of discontinued operations	—	24,859

Total other liabilities	157,604	189,762
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,761,072 and 14,480,438 shares issued and outstanding in 2006 and 2005, respectively	15	14
Additional paid-in-capital	199,257	194,398
Treasury stock, 336,400 and zero shares at cost in 2006 and 2005, respectively	(8,861)	—
Deferred compensation trust, 106,247 and 87,597 shares of common stock at cost in 2006 and 2005, respectively	(1,877)	(1,322)
Retained earnings	14,621	35,302

Total shareholders’ equity	203,155	228,392

Total liabilities and shareholders’ equity	$487,400	$554,741

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
(formerly SCS Transportation, Inc. and Subsidiaries)
Consolidated Statements of Operations
For the years ended December 31, 2006, 2005 and 2004
(in thousands, except share data)

	2006	2005	2004

Operating Revenue	$874,738	$754,038	$645,374

Operating Expenses:
Salaries, wages and employees’ benefits	473,956	413,710	367,487
Purchased transportation	70,029	62,557	56,815
Fuel, operating expenses and supplies	188,606	155,207	119,236
Operating taxes and licenses	28,853	25,857	22,682
Claims and insurance	28,089	24,987	19,854
Depreciation and amortization	32,550	28,849	27,898
Operating gains, net	(1,416)	(7,565)	(994)
Restructuring charges	2,587	—	—
Integration charges	1,490	—	2,054

Total operating expenses	824,744	703,602	615,032

Operating Income	49,994	50,436	30,342
Nonoperating Expenses:
Interest expense	9,288	9,773	9,735
Interest income	(970)	(341)	(118)
Other, net	(297)	3	(117)

Nonoperating expenses, net	8,021	9,435	9,500

Income Before Income Taxes	41,973	41,001	20,842
Income Tax Provision	16,100	15,843	7,620

Income from Continuing Operations	25,873	25,158	13,222
Discontinued Operations, net of tax
Income (loss) on operations	(2,760)	2,301	6,037

Loss on disposal	(43,794)	—	—

Net Income (Loss)	$(20,681)	$27,459	$19,259

Weighted average common shares outstanding — basic	14,536	14,707	14,858

Weighted average common shares outstanding — diluted	14,841	15,048	15,312

Basic Earnings Per Share — continuing operations	$1.78	$1.71	$0.89
Basic Earnings (Loss) Per Share — discontinued operations	(3.20)	0.16	0.41

Basic Earnings (Loss) Per Share	$(1.42)	$1.87	$1.30

Diluted Earnings Per Share — continuing operations	$1.74	$1.67	$0.86
Diluted Earnings (Loss) Per Share — discontinued operations	(3.14)	0.15	0.39

Diluted Earnings (Loss) Per Share	$(1.39)	$1.82	$1.26

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
(formerly SCS Transportation, Inc. and Subsidiaries)
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2006, 2005 and 2004
(in thousands)

		Additional		Deferred	Retained
	Common	Paid-in	Treasury	Compensation	Earnings
	Stock	Capital	Stock	Trust	(Deficit)	Total

Balance at December 31, 2003	$15	$201,743	—	$(760)	$(11,416)	$189,582

Shares issued for director compensation	—	25	—	—	—	25
Stock compensation for director options	—	153	—	—	—	153
Exercise of stock options, including tax benefits of $2,084	—	3,811	—	—	—	3,811
Purchase of shares by deferred compensation trust	—	—	—	(446)	—	(446)
Sale of shares by deferred compensation trust	—	68	—	90	—	158
Net income	—	—	—	—	19,259	19,259

Balance at December 31, 2004	15	205,800	—	(1,116)	7,843	212,542

Stock compensation for options	—	122	—	—	—	122
Repurchase of shares outstanding	—	—	(12,903)	—	—	(12,903)
Retire treasury shares	(1)	(12,902)	12,903	—	—	—
Exercise of stock options, including tax benefits of $729	—	1,348	—	—	—	1,348
Purchase of shares by deferred compensation trust	—	—	—	(399)	—	(399)
Sale of shares by deferred compensation trust	—	30	—	193	—	223
Net income	—	—	—	—	27,459	27,459

Balance at December 31, 2005	14	194,398	—	(1,322)	35,302	228,392

Stock compensation for options	—	313	—	—	—	313
Shares issued for director compensation	—	39	—	—	—	39
Director deferred shares for annual deferral elections	—	604	—	—	—	604
Repurchase of shares outstanding	—	—	(8,861)	—	—	(8,861)
Exercise of stock options, including tax benefits of $2,373	1	3,825	—	—	—	3,826
Purchase of shares by deferred compensation trust	—	—	—	(612)	—	(612)
Sale of shares by deferred compensation trust	—	78	—	57	—	135
Net loss	—	—	—	—	(20,681)	(20,681)

Balance at December 31, 2006	$15	$199,257	$(8,861)	$(1,877)	$14,621	$203,155

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
(formerly SCS Transportation, Inc. and Subsidiaries)
Consolidated Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004

Operating Activities:
Net income (loss)	$(20,681)	$27,459	$19,259
Noncash items included in net income:
Depreciation and amortization	32,550	28,849	27,898
Loss (income) on discontinued operations	46,554	(2,301)	(6,037)
Provision for doubtful accounts	1,815	1,951	1,184
Deferred income taxes	1,560	248	11,253
Gain from property disposals, net	(1,416)	(7,565)	(994)
Stock-based compensation	641	122	178
Changes in assets and liabilities, net:
Accounts receivable	(4,262)	(17,138)	(7,660)
Accounts payable and checks outstanding	(2,307)	9,625	1,740
Other working capital items	3,019	19,526	(11,054)
Claims, insurance and other	(325)	1,185	(1,332)
Other, net	(1,505)	(1,051)	(434)
Net investment in discontinued operations	20,494	22,993	21,238

Net cash from operating activities	76,137	83,903	55,239

Investing Activities:
Acquisition of property and equipment	(93,235)	(44,007)	(44,150)
Proceeds from disposal of property and equipment	2,487	10,702	2,270
Acquisition of business, net of cash received	(17,496)	—	(23,549)
Proceeds from sale of subsidiary	41,305	—	—
Net investment in discontinued operations	(5,359)	(20,396)	(14,563)

Net cash used in investing activities	(72,298)	(53,701)	(79,992)

Financing Activities:
Repayment of long-term debt	(5,000)	(8,002)	—
Proceeds on stock option exercises (including excess tax benefits in 2006)	3,826	619	1,727
Repurchase of shares outstanding	(8,861)	(12,903)	—

Net cash provided by (used in) financing activities	(10,035)	(20,286)	1,727

Net Increase (Decrease) in Cash and Cash Equivalents	(6,196)	9,916	(23,026)
Cash and cash equivalents, beginning of year	16,865	6,949	29,975

Cash and cash equivalents, end of year	$10,669	$16,865	$6,949

Noncash Transactions:
Issuance of note to seller in acquisition	$—	$—	$6,200
Retire treasury shares	—	12,903	—

Supplemental Cash Flow Information:
Income taxes paid, net	2,427	12,236	9,745
Interest paid	10,964	7,937	9,533
See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
(formerly SCS Transportation, Inc. and Subsidiaries)
Notes to Consolidated Financial Statements
December 31, 2006, 2005 and 2004
1. Description of Business and Summary of Accounting Policies
Description of Business
Saia, Inc. (Saia or the Company) (formerly SCS Transportation, Inc.), headquartered in Duluth, Georgia, is a leading transportation company providing regional and interregional less than truckload (LTL) services and selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, Inc. (Saia Motor Freight). Saia Motor Freight provides delivery in 30 states across the South, Southwest, West, Midwest and Pacific Northwest United States. In addition, on November 18, 2006, Saia acquired The Connection Company (the Connection) which provides delivery in four additional states in the Midwest (See Note 2). In total, the Company now serves 34 states and employs approximately 8,400 employees.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. As described in Note 14, on June 30, 2006, the Company completed the sale of the outstanding common stock of Jevic Transportation, Inc. (Jevic) and accordingly, the financial position and results of operations of Jevic have been reflected as discontinued operations for all periods presented. The consolidated financial statements include the financial position and results of operations of Clark Bros. Transfer, Inc. (Clark Bros.) since its acquisition date of February 16, 2004 and the Connection since its acquisition date of November 18, 2006. The Company merged Clark Bros. into Saia and integrated operations in May 2004. (See Note 2).
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
Inventories: fuel and operating supplies: Inventories are carried at average cost and included in other current assets. To mitigate the Company’s risk to rising fuel prices, the Company’s operating subsidiaries each have implemented fuel surcharge programs and considered effects of these fuel surcharge programs in customer pricing negotiations. Since the amount of fuel surcharge billed to customers is based on average national diesel fuel prices and is reset weekly, exposure of Saia to fuel price volatility is significantly reduced.
Property and Equipment Including Repairs and Maintenance: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years

Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2006	2005

Land	$27,376	$27,118
Structures	85,244	72,314
Tractors	162,777	134,921
Trailers	151,457	120,632
Other revenue equipment	34,052	23,114
Technology equipment and software	27,941	24,373
Other	29,205	24,547

Total property and equipment, at cost	$518,052	$427,019

Maintenance and repairs are charged to operations; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.
Goodwill: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets goodwill is not amortized and is reviewed at least annually for impairment based on fair value. Accumulated amortization of goodwill was $7.4 million at December 31, 2006 and 2005. See also Note 6.
Computer Software Developed or Obtained for Internal Use: The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2006, 2005 and 2004, the Company capitalized in continuing operations $1.1 million, $0.8 million, and $0.9 million, respectively, of primarily payroll-related costs.
Claims and Insurance Accruals: Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former Parent provides guarantees for claims in certain self-insured states that arose prior to the Spin-off date (See Note 3).
Risk retention amounts per occurrence during the three years ended December 31, 2006, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	1,000,000 to 2,000,000
Employee medical and hospitalization	250,000 to 300,000
Cargo loss and damage	250,000
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

Accordingly, no stock-based compensation expense related to stock option awards was recorded prior to January 1, 2003 for at-the-money stock option awards.
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
The Company adopted Statement 123(R) using the modified prospective method, one of two permitted methods. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Although Statement 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date, because the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123(R) were fully vested on the effective date, there was no additional compensation expense was recognized for previously granted awards.
The following table illustrates the effect on net income and earnings per share during the years ended December 31, 2006, 2005 and 2004 if the Company had applied the fair value recognition provisions of FASB Statement No. 123 Accounting for Stock-Based Compensation for all stock option grants prior to January 1, 2003, the date the Company adopted FASB Statement No. 123 (in thousands, except per share data):

	2006	2005	2004

Net income (loss), as reported	$(20,681)	$27,459	$19,259
Add: Stock-based compensation expense included in reported net income, net of tax	188	77	95
Deduct: Total stock-based compensation expense determined using fair value based method for all awards, net of tax	(188)	(77)	(252)

Pro forma net income (loss)	$(20,681)	$27,459	$19,102

Earnings per share:
As reported — Basic earnings (loss) per share	$(1.42)	$1.87	$1.30

Pro forma — Basic earnings (loss) per share	$(1.42)	$1.87	$1.29

As reported — Diluted earnings (loss) per share	$(1.39)	$1.82	$1.26

Pro forma — Diluted earnings (loss) per share	$(1.39)	$1.82	$1.25

Credit Risk: The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 4.0 percent of consolidated revenue. Allowances for potential credit losses are based on historical experience, current economic environment, expected trends and customer specific factors.
Impairment of Long-Lived Assets: If facts and circumstances indicate that the carrying value of identifiable intangibles subject to amortization and long-lived assets may be impaired, the Company would perform an evaluation of recoverability. If an evaluation were required, the Company would compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down is required based on fair value.

Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense for continuing operations were $1.0 million, $0.8 million and $0.5 million in 2006, 2005 and 2004, respectively.
Restructuring Costs
Net restructuring charges totaling $2.6 million were expensed in the year ended December 31, 2006. The restructuring charges for the year consisted of $2.5 million in employee severance and stay bonuses and $0.3 million in relocation expenses offset by a $0.2 million reduction in the estimated payout under long-term incentive plans, associated with the Company’s consolidation and relocation of corporate headquarters to Duluth, Georgia. At December 31, 2006, total accrued restructuring costs were $2.4 million. These costs are anticipated to be fully paid by July 2007.
Business Interruption Insurance Recoveries
During 2005, several hurricanes caused property damage to some of Saia’s Gulf Coast and Florida terminals and disrupted operations, which adversely impacted their operating results. In addition to lost revenue caused by these storms, service recovery efforts at Saia resulted in significant incremental wage and other operating and administrative expense primarily in the third and fourth quarters. In the fourth quarter of 2005, the Company recorded an insurance recovery of $1.0 million for certain costs attributable to Hurricane Katrina, net of the related deductible. During the third quarter of 2006, the Company recovered an additional $1.1 million as a result of reaching a settlement with the insurance company. The insurance recovery was primarily reflected as a reduction of salaries, wages & employee benefits, operating expenses & supplies and property gains & losses.
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which defines the threshold for recognizing the benefits of tax-return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is finalizing its assessment of the impacts of the adoption of FIN 48 on its results of operations and its financial position and believes that the impact will not be significant to either its results of operations or its financial position. The Company will be required to adopt FIN 48 as of January 1, 2007.
There are no other new accounting pronouncements pending adoption as of December 31, 2006, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
2. Acquisitions
On February 16, 2004, the Company acquired all of the outstanding common stock of Clark Bros., a Midwestern less-than-truckload carrier operating in eleven states with revenue of approximately $66 million in fiscal year 2003. Clark Bros. was merged and its operations integrated into Saia in May 2004, bringing the benefits of Saia transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. The results of operations of Clark Bros. are included in the consolidated results of the Company since the mid-February acquisition date. The total consideration of $30.8 million included $21.7 million for the purchase of all outstanding Clark Bros. equity, the repayment of $6.0 million of existing Clark Bros. debt and approximately $3.1 million in consideration to structure the transaction as an asset sale for tax purposes. The transaction was financed from cash balances, existing revolving credit capacity, and a $6.2 million seller note payable in 2008 with a variable rate of interest, adjusted semi-annually, to prime less 1.25% reset semiannually in February and August (7.0% at December 31, 2006). The Company has the right of set off against amounts payable under the seller note payable for any claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust. During 2005, a $5.3 million advance payment on the seller note was made reflecting the Company’s right of offset for settlement of a claim arising out of the Clark Bros. Transfer, Inc. Employee Stock Ownership Trust. Additionally, as a result of this claim settlement, $0.3 million was refunded by the seller based on the terms of the purchase agreement resulting in a reduction in goodwill during 2005.

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
The following unaudited pro forma financial information reflects the consolidated results of operations of Saia, Inc. as if the acquisition of Clark Bros. had taken place on January 1, 2004. The year ended December 31, 2004 includes $2.1 million of integration charges that were not included in the year ended December 31, 2003. In addition to the historical results of Clark Bros., the pro forma information includes primarily adjustments for interest expense on estimated incremental acquisition debt and estimated amortization of acquired identifiable intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date.

Year Ended
December 31, 2004

Pro forma revenue	$990,366
Pro forma net income	19,000
Pro forma diluted earnings per share	1.24
On November 18, 2006, the Company acquired all of the outstanding common stock of The Connection Company (the Connection), a Midwestern less-than-truckload carrier operating in four states with revenue of approximately $70 million in fiscal year 2005. The Connection is expected to be merged and its operations integrated into Saia Motor Freight in February 2007, bringing the benefits of our transportation service to major Midwestern markets including Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and Toledo. The results of operations of the Connection are included in the consolidated results of the Company since the mid-November acquisition date. The total consideration of $17.5 million includes $10.5 million for the purchase of all outstanding equity of the Connection and the repayment of $7.0 million of existing debt of the Connection. The transaction was financed from cash balances. In the preliminary allocation of the purchase price, the Company recorded approximately $5.9 million of purchase price in excess of net tangible assets; however, the Company has not yet completed the allocation of this intangible between goodwill and other identifiable intangible assets. Management does not believe the amortization of identifiable intangibles would be material to its 2006 fourth quarter financial results or this pro forma disclosure. Any purchase price in excess of net tangible assets allocated to goodwill will not be deductible for tax purposes.

The purchase price of the Connection has been preliminarily allocated based on management’s preliminary estimates as follows (in thousands):

Accounts receivable	$8,259
Other current assets	552
Property & equipment	11,039
Goodwill	5,876
Other assets	465
Current liabilities	(6,985)
Long-term liabilities	(1,710)

Total allocation of purchase price at December 31, 2006	$17,496

Integration charges totaling $1.5 million were expensed in the year ended December 31, 2006. These integration charges consist of employee retention and stay bonuses, communications, re-logoing the fleet of the Connection, technology integration and other miscellaneous items.
The following unaudited pro forma financial information reflects the consolidated results of operations of Saia, Inc. as if the acquisition of the Connection had taken place on January 1, 2005. The year ended December 31, 2006 includes $1.5 million of integration charges that were not included in the year ended December 31, 2005. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date. When the Connection is integrated in 2007 increased wage and benefit costs will be incurred. Due to these costs the Connection is not expected to be accretive in 2007.

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005

Pro forma revenue	$941,403	$820,614
Pro forma net income (loss)	(19,882)	27,842
Pro forma diluted earnings (loss) per share	(1.34)	1.85
3. Related-Party Transactions
On September 30, 2002, Yellow Corporation (Yellow or former Parent) completed the spin-off of its 100 percent interest in the Company to Yellow shareholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off the former Parent continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit and bonds, which the former Parent must maintain for these insurance programs. The former Parent allocated $2.6 million of letters of credit and surety bonds at both December 31, 2006 and December 31, 2005, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost through October 1, 2004 and cost plus 100 basis points thereafter through 2007. The former Parent also provided guarantees of approximately $1.3 million and $2.4 million for service facility leases at December 31, 2006 and 2005, respectively.

4. Debt and Financing Arrangements
At December 31, debt consisted of the following (in thousands):

	2006	2005

Credit agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	95,000	100,000
Subordinated debentures, interest rate of 7.0%, semi-annual installment payments due from 2005 to 2011	14,051	13,980
Note to seller as described in Note 2	933	933

Total debt	109,984	114,913

Current maturities	11,356	5,000

Long-term debt	$98,628	$109,913

On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and entered into a $50 million (amended November 2003 to $75 million and in January 2005 to $110 million) Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent.
The $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2006 and 2005, the Company was in compliance with these covenants.
The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and was to mature in September 2006. On January 31, 2005, the Company amended and restated the Credit Agreement to increase the facility to $110 million and extended the maturity to January 2008 and removed a requirement that limited availability under the Credit Agreement to Saia’s qualified receivables. On January 31, 2007, the Company amended the Credit Agreement to extend the maturity January 2009. At December 31, 2006, the Company had no borrowings under the Credit Agreement, $40.7 million in letters of credit outstanding under the Credit Agreement and remaining availability of $69.3 million. At December 31, 2005, the Company had no borrowings under the Credit Agreement, $39.9 million in letters of credit outstanding under the Credit Agreement and remaining availability of $70.1 million. Under the terms of the Credit Agreement, the Company must maintain certain financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2006 and 2005, the Company was in compliance with these covenants.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2006 and 2005 is $112.0 million and $132.4 million, respectively.
The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount

2007	$11,356
2008	12,371
2009	18,938
2010	18,938
2011	18,625
Thereafter	29,756
5. Commitments, Contingencies and Uncertainties
The Company leases certain service facilities and equipment. Rent expense from continuing operations was $12.4 million, $11.2 million and $10.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Company was committed under noncancellable lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount

2007	$12,059
2008	8,230
2009	4,390
2010	2,360
2011	896
Thereafter	1,708
Management expects that in the normal course of business leases will be renewed or replaced as they expire.
Capital expenditures of approximately $40.0 million were committed at December 31, 2006. As of December 31, 2006 and 2005, the Company had $3.5 million and $8.9 million of capital expenditures in accounts payable as non-cash operating activities, respectively.
The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse affect on our financial position, results of operations or cash flows.
6. Goodwill and Other Intangible Assets
The Company assesses at least annually, as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill impairment by applying a fair value based test. Goodwill is not subject to amortization.
All goodwill is recorded at Saia Motor Freight with goodwill balances and adjustments as follows (in thousands):

Goodwill

December 31, 2003	$14,796
Goodwill Acquired (Note 2)	16,045

December 31, 2004	30,841
Purchase adjustment (Note 2)	(311)

December 31, 2005	30,530
Goodwill Acquired (Note 2)	5,876

December 31, 2006	$36,406

All identifiable intangible assets are recorded at Saia Motor Freight. The gross amounts and accumulated amortization of identifiable intangible assets at Saia Motor Freight are as follows (in thousands):

	December 31, 2006		December 31, 2005
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Customer relationships	$1,700	$815	$1,700	$531
Covenants not-to-compete	2,713	2,502	2,713	2,218

	$4,413	$3,317	$4,413	$2,749

Amortization expense for intangible assets other than goodwill was $0.6 million for 2006, $0.7 million for 2005 and $0.7 million for 2004. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount

2007	$471
2008	307
2009	283
2010	35
2011	—
7. Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Year ended December 31,
	2006	2005	2004

Numerator:
Income from continuing operations	$25,873	$25,158	$13,222
Income (loss) from discontinued operations, net	(46,554)	2,301	6,037

Net income (loss)	$(20,681)	$27,459	$19,259

Denominator:
Denominator for basic earnings per share— weighted average common shares	14,536	14,707	14,858
Effect of dilutive stock options	279	328	452
Effect of other common stock equivalents	26	13	2

Denominator for diluted earnings per share— adjusted weighted average common shares	14,841	15,048	15,312

Basic Earnings Per Share — Continuing Operations	$1.78	$1.71	$0.89

Basic Earnings (Loss) Per Share — Discontinued Operations	(3.20)	0.16	0.41

Basic Earnings (Loss) Per Share	$(1.42)	$1.87	$1.30

Diluted Earnings Per Share — Continuing Operations	$1.74	$1.67	$0.86

Diluted Earnings (Loss) Per Share — Discontinued Operations	(3.14)	0.15	0.39

Diluted Earnings (Loss) Per Share	$(1.39)	$1.82	$1.26

8. Shareholders’ Equity
Series A Junior Participating Preferred Stock
As of December 31, 2006 and 2005, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2006 and 2005, none of these shares have been issued.
Preferred Stock Rights
Each issued and outstanding share of common stock has associated with it one right to purchase shares of Saia, Inc. Series A Junior Participating Preferred Stock, no par value, pursuant to a Rights Agreement dated September 30, 2002 between the Company and Mellon Investor Services LLC. The Company will issue one right to purchase one one-ten-thousandth share of its Series A Junior Participating Preferred Stock as a dividend on each share of common stock. The rights initially are attached to and trade with the shares of common stock. Value attributable to these rights, if any, is reflected in the market price of the common stock. The rights are not currently exercisable, but could become exercisable if certain events occur, including the acquisition of 15 percent or more of the outstanding common stock of the Company by an acquiring person in a non-permitted transaction. Under certain conditions, the rights will entitle holders, other than an acquirer in a non-permitted transaction, to purchase shares of common stock with a market value of two times the exercise price of the right. The rights will expire in 2012 unless extended.
Deferred Compensation Trust
On March 6, 2003, the SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock.
The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Year ended December 31,
	2006	2005	2004

Shares of common stock purchased	24,260	23,580	20,570
Aggregate purchase price of shares purchased	$612,000	$399,000	$446,000

Shares of common stock sold	5,610	12,930	7,240
Aggregate sale price of shares sold	$135,000	$223,000	$158,000
The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the fair value of the obligations to participants for shares held in the Rabbi Trust are recorded in net income and $0.1 million, ($0.1 million) and $0.4 million of (benefit)/expense was included in the 2006, 2005 and 2004 operating results, respectively.
Directors’ Deferred Compensation
In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 28,972 and 17,819 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2006 and 2005, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.
Share Repurchase Program
On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. During the remainder of 2005 the Company repurchased 734,900 shares in the open market representing $12.9 million of the total authorized $20 million program. The Company’s Board of Directors authorized the subsequent retirement of the 734,900 shares repurchased during 2005. At December 31, 2005, $7.1 million remained authorized under the $20 million repurchase program.
During 2006, the Company repurchased 264,600 shares in the open market representing $7.1 million and completing the $20 million repurchase program. On November 27, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $25 million of the Company’s common stock. During the remainder of 2006 the Company repurchased 71,800 shares in the open market representing $1.8 million of the total authorized $25 million program. At December 31, 2006, 336,400 shares of treasury stock were outstanding. Also, $23.2 million remained authorized under the $25 million repurchase program at December 31, 2006.
9. Stock-Based Compensation
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
The Company uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and will continue to use this acceptable option valuation model under Statement 123(R).
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the year ended December 31, 2006, cash flows from financing activities were increased by $2.4 million for such excess tax deductions that would have been shown in operating cash flows in periods prior to the adoption of Statement 123(R).
At December 31, 2006, the Company has reserved and remaining outstanding stock option grants for 374,289 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off of the Company from Yellow Corporation, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of the Company were replaced with Company stock options (New Company Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New Company Options and their exercise price was determined based on the relationship of the Company stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New Company Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New Company Options were fully vested at December 31, 2004.
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
Shares issued to non-employee directors in lieu of annual cash retainers were 1,479 and zero for the years ended December 31, 2006 and 2005. Non-employee directors were also issued 11,153 and 14,871 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2006 and 2005, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2006 and December 31, 2005, 242,109 and 290,901 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.

The years ended December 31, 2006 and 2005 had stock option compensation expense of $0.3 million and less than $0.2 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2006 there is unrecognized compensation expense of $0.2 million related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years. The Company recorded actual forfeitures of approximately 29% of the options issued during 2005 and 2006 directly as a result of the sale of Jevic and has adjusted the stock option compensation expense. The Company does not anticipate any additional forfeitures of unvested stock options.
The following table summarizes the activity of stock options for the year ended December 31, 2006 for both employees and non-employee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		average	Contractual	Value
	Options	exercise price	Life (years)	(000's)
Outstanding at December 31, 2005	740,704	$6.56
Granted	74,120	27.38
Exercised	(279,155)	5.20
Forfeited	(37,960)	24.90

Outstanding at December 31, 2006	497,709	$9.03	3.7	$7,273

Exercisable at December 31, 2006	442,629	$6.96	3.4	$7,260

The total intrinsic value of options exercised during the year ended December 31, 2006 and 2005 was $6.2 million and $1.9 million, respectively. The weighted-average grant-date fair value of options granted during the year ended December 31, 2006, 2005 and 2004 was $8.97, $7.08 and $7.67, respectively. The weighted-average grant-date fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $8.31, $7.24 and $7.67, respectively.
The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2006 and 2005:

	2006	2005	2004

Risk free interest rate	4.46%	3.92%	4.40%
Expected life in years	3	3	3
Expected volatility	41.10%	40.75%	42.00%
Dividend rate	—	—	—
The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.
The following table summarizes the status of the Company’s unvested options as of December 31, 2006 and changes during the year ended December 31, 2006:

		Weighted average
	Options	Grant-date Fair Value
Unvested at December 31, 2005	44,760	$7.07
Granted	74,120	8.97
Vested	(25,840)	8.31
Forfeited	(37,960)	8.13

Unvested at December 31, 2006	55,080	$8.32

10. Employee Benefits
Defined Contribution Plans
The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a fixed matching percentage. The nondiscretionary Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions included in continuing operations for the years ended December 31, 2006, 2005, and 2004, were $5.5 million, $4.8 million and $4.2 million, respectively.
Deferred Compensation Plan
The SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. At December 31, 2006 and 2005, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 106,247 and 87,597 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating earnings per share.
Annual Incentive Awards
The Company provides annual cash performance incentive awards to salaried and clerical employees, which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of $8.5 million, $8.9 million and $7.1 million in 2006, 2005 and 2004, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.
Employee Stock Purchase Plan
In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 11,130, 16,922 and 10,919 shares in the open market during 2006, 2005 and 2004, respectively.
Performance Unit Awards
Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2003 — 2005, 2004 — 2006, 2005 — 2007 and 2006 — 2008, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group set forth by the Compensation Committee. The Company accrues amounts for such payments over the performance period and at each reporting date adjusts the accrual based upon the performance criteria set forth in the plan through the reporting date. Operating results from continuing operations include accruals for the performance unit awards of $2.8 million, $0.6 million and $1.0 million in 2006, 2005 and 2004, respectively. The performance unit awards will be paid in cash in the first quarter of the year following the end of the performance period.
11. Income Taxes
Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company’s assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

Deferred tax liabilities (assets) of continuing operations are comprised of the following at December 31, (in thousands):

	2006	2005

Depreciation	$54,800	$47,527
Other	3,460	1,989
Revenue	2,535	1,696

Gross tax liabilities	60,795	51,212
Allowance for doubtful accounts	(1,381)	(1,255)
Employee benefits	(7,985)	(6,765)
Claims and insurance	(10,480)	(8,907)
Other	(6,301)	(2,682)
Revenue	(1,170)	(1,034)

Gross tax assets	(27,317)	(20,643)

Net tax liability	$33,478	$30,569

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2006. The Company estimates exposure for additional state income tax liability based on recent state legislative and legal outcomes. The Company had income tax reserves of approximately $2.7 million and $2.3 million at December 31, 2006 and 2005, respectively, which are included in current income taxes principally for these state income tax issues.
The income tax provision for continuing operations consists of the following (in thousands):

	2006	2005	2004
Current:
U.S. federal	$12,439	$13,681	(1,942)
State	2,101	1,914	(293)

Total current	14,540	15,595	(2,235)
Deferred:
U.S. federal	1,418	229	8,994
State	142	19	861

Total deferred	1,560	248	9,855

Total provision	$16,100	$15,843	$7,620

A reconciliation between income taxes at the federal statutory rate (35 percent) and the provision follows:

	2006	2005	2004

Provision at federal statutory rate	$14,691	$14,351	$7,295
State income taxes, net	1,473	1,764	698
Nondeductible business expenses	489	507	300
Favorable resolution of various tax matters	—	(726)	(619)
Tax credit	(772)	—	—
Other, net	219	(53)	(54)

Total provision	$16,100	$15,843	$7,620

12. Business Segments
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
Accounting policies of the segments are the same as those described in the summary of significant accounting policies. In addition to management, the holding company performs treasury and cash management, investor relations, legal, internal audit, income tax and financial reporting functions as well as maintaining long-term incentive plans and incurring certain other public company costs on behalf of the operating subsidiary. Such costs were $11.3 million, $8.5 million and $8.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Management fees and other corporate services are charged to the segment based on direct benefit received or allocated indirect benefit. The operating income amounts shown under “corporate and eliminations” in the table below reflect the holding company costs incurred in excess of the allocations to the operating company, in addition to restructuring costs of $2.6 million, which were expensed in the year ended December 31, 2006 (See Note 1 Restructuring Costs).
The following table summarizes the Company’s operations by business segment from continuing operations (in thousands).

	Saia Motor	Corporate
	Freight	and Other	Consolidated

2006
Operating revenue	$874,738	$—	$874,738
Operating income	59,648	(9,654)	49,994
Identifiable assets	473,275	14,125	487,400
Capital expenditures, net	90,729	19	90,748
Depreciation and amortization	32,511	39	32,550

2005
Operating revenue	$754,038	$—	$754,038
Operating income	55,294	(4,858)	50,436
Identifiable assets	389,076	15,149	404,225
Capital expenditures, net	33,299	6	33,305
Depreciation and amortization	28,803	46	28,849

2004
Operating revenue	$645,374	$—	$645,374
Operating income	35,823	(5,481)	30,342
Identifiable assets	348,443	15,474	363,917
Capital expenditures, net	41,877	3	41,880
Depreciation and amortization	27,846	52	27,898

13. Summary of Quarterly Operating Results (unaudited)
(Amounts in thousands, except per share data)

Three months ended, 2006	March 31	June 30	September 30	December 31

Operating revenue	$204,646	$224,814	$226,118	$219,160
Operating income	8,561	17,023	13,955	10,455
Income from continuing operations	3,917	8,967	7,681	5,309
Discontinued operations	(1,546)	(44,904)	2	(107)
Net income	2,371	(35,937)	7,683	5,202

Basic earnings per share-Continuing Operations	$0.27	$0.61	$0.53	$0.37

Diluted earnings per share-Continuing Operations	$0.26	$0.60	$0.52	$0.36

Basic earnings per share-Discontinued Operations	$(0.11)	$(3.08)	$—	$(0.01)

Diluted earnings per share-Discontinued Operations	$(0.10)	$(3.02)	$—	$(0.01)

Basic earnings per share	$0.16	$(2.47)	$0.53	$0.36

Diluted earnings per share	$0.16	$(2.42)	$0.52	$0.35

Three months ended, 2005	March 31	June 30	September 30	December 31

Operating revenue	$166,965	$185,824	$198,811	$202,438
Operating income	8,259	11,280	12,659	18,237
Income from continuing operations	3,450	5,275	6,327	10,105
Discontinued operations	522	515	655	610
Net income	3,972	5,790	6,982	10,715

Basic earnings per share-Continuing Operations	$0.23	$0.35	$0.44	$0.70

Diluted earnings per share-Continuing Operations	$0.22	$0.35	$0.43	$0.69

Basic earnings per share-Discontinued Operations	$0.03	$0.03	$0.05	$0.04

Diluted earnings per share-Discontinued Operations	$0.03	$0.03	$0.04	$0.04

Basic earnings per share	$0.26	$0.39	$0.48	$0.74

Diluted earnings per share	$0.26	$0.38	$0.47	$0.73

14. Discontinued Operations
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
The sale of Jevic was to an affiliate of Sun Capital Partners, Inc., a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006, in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment in the third quarter of 2006 and in accordance with the terms of the agreement the Company was owed $0.1 million which has been received during the fourth quarter of 2006. Transaction fees and expenses are estimated to be approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code resulting in an estimated $11.2 million income tax benefit from the transaction. The Company recorded a loss on the sale of Jevic of $43.8 million or $2.94 per share, net of income tax benefits.
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
Prior to the transaction date, Saia Motor Freight acted as a cartage agent for Jevic in certain geographies and provided transportation services. Saia Motor Freight’s revenue from Jevic prior to the transaction date for the years ended December 31, 2006 and 2005 were $3.1 million and $3.7 million, respectively. Saia Motor Freight has continued to provide cartage services to Jevic subsequent to the transaction date. Pursuant to the Stock Purchase Agreement, the Company and its subsidiary have agreed to provide certain transitional administrative services to Jevic for approximately one year at the Company’s incremental cost of providing such services. The amount of these services is not believed to be material.

The accompanying condensed consolidated statements of operations for all periods presented have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Year Ended
	2006	2005	2004
Revenue from discontinued operations	$165,215	$343,993	$336,896
Pre-tax income (loss) from discontinued operations	(4,013)	4,387	10,569
Pre-tax gain (loss) on disposal of discontinued operations	(54,973)	—	—
Income tax (provision) benefit	12,432	(2,086)	(4,532)

Income (loss) from discontinued operations	$(46,554)	$2,301	$6,037

A summary of the assets and liabilities from discontinued operations is as follows:

	December 31,	December 31,
	2006	2005

Accounts receivable, net	$—	$41,750
Other current assets	—	6,196
Deferred income taxes	—	2,127
Property and equipment, net	—	98,899
Other noncurrent assets	—	1,544

Total assets from discontinued operations	—	$150,516

Accounts payable and checks outstanding	$—	$11,454
Wages, vacations and employees’ benefits	—	5,575
Claims and insurance accruals	—	14,071
Other current liabilities	117	34
Deferred income taxes	—	17,113

Total liabilities from discontinued operations	$117	$48,247
Liabilities of discontinued operations at December 31, 2006 reflect the remaining accrued transaction fees that are estimated to be paid in 2007. The Company had historically allocated a management fee to Jevic for corporate level costs including treasury, accounting, legal, accounting, tax, internal audit and other holding company functions. This management fee has not been charged to discontinued operations as the Company continues to incur a majority of these expenses. Discontinued operations have been allocated the direct costs incurred by the Company for Jevic participants in the cash based long-term incentive plan under the Amended and Restated 2003 SCST Omnibus Incentive Plan. These costs were $0.6 million, $0.1 million and $0.3 million for the years ended December 31, 2006, 2005and 2004 respectively. The Company did not allocate interest expense to discontinued operations, as no third party borrowings were assumed by the buyer or retired in connection with the transaction and the Company has no immediate plans to pay down corporate level debt with the transaction proceeds. In addition, the income tax expense (benefit) was allocated to discontinued operations by calculating an appropriate effective tax rate for the discontinued operations based on the permanent differences of Jevic for each of the respective periods.

15. Valuation and Qualifying Accounts
For the Years Ended December 31, 2006, 2005 and 2004
(in thousands)

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
		-1-	-2-
	Balance,	Charged to	Charged to		Balance,
	beginning	costs and	other	Deductions-	end of
Description	of period	expenses	accounts	describe (1)	period

Year ended December 31, 2006:
Deducted from asset account — Allowance for uncollectible accounts	$3,260	1,815	369 (2)	(1,532)	$3,912

Year ended December 31, 2005:
Deducted from asset account — Allowance for uncollectible accounts	$2,399	1,951	—	(1,090)	$3,260

Year ended December 31, 2004:
Deducted from asset account — Allowance for uncollectible accounts	$2,633	1,184	116 (2)	(1,534)	$2,399

(1)	Primarily uncollectible accounts written off — net of recoveries.

(2)	Reserves acquired with the acquisition of the Connection in 2006 and Clark Bros. in 2004.
16. Subsequent Events
On February 1, 2007, the Company purchased the stock of Madison Freight System, Inc. for $2.5 million in cash, an LTL carrier operating in the state of Wisconsin and parts of Illinois and Minnesota.

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
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Disclosure Controls were effective to provide reasonable assurance that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when the Company’s periodic reports are being prepared.
During the fourth quarter of 2006, there have been no material changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 19, 2007, and is incorporated herein by reference. Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation
Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 19, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 19, 2007, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 19, 2007, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 19, 2007, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules
(a)	1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II—Valuation and Qualifying Accounts financial statement schedule is included in Note 15 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.36, 14, 21, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

(b)	Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.36, 14, 21, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

(c)	Separate Financial Statements

None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIA, INC.
Date: February 23, 2007	By:	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	February 23, 2007

/s/ James A. Darby James A. Darby	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 23, 2007

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 23, 2007

/s/ Linda J. French Linda J. French	Director	February 23, 2007

/s/ John J. Holland John J. Holland	Director	February 23, 2007

/s/ William F. Martin, Jr. William F. Martin, Jr.	Director	February 23, 2007

/s/ James A. Olson James A. Olson	Director	February 23, 2007

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	February 23, 2007

/s/ Douglas W. Rockel Douglas W. Rockel	Director	February 23, 2007

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	February 23, 2007

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Agented Revolving Credit Agreement dated as of September 20, 2002, among Saia, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.2	Amendment One to Agented Revolving Credit Agreement dated as of November 14, 2003, among Saia, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, Bank One, NA, and Harris Trust and Savings Bank, and Bank of Oklahoma, N.A., as agent for the Banks (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on November 17, 2003).

10.3	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.4	Master Separation and Distribution Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.5	Tax Indemnification and Allocation Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.6	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.7	Executive Severance Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of September 28, 2002 (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.8	Form of Executive Severance Agreement dated as of September 28, 2002 entered into between Saia, Inc. and David J. Letke (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.9	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.12	Stock Purchase Agreement dated February 16, 2004, by and among Saia Motor Freight Line, Inc. and James D. Clark, Janice A. Clark, Amy L. Hunt, G.J. Deyonge, and Stuart W. Kutler Trust Under Trust Agreement Dated January 28, 1998 (incorporated herein by reference to Exhibit 10.12 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.13	SCS Transportation, Inc. 2002 Substitute Option Plan

10.14	SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit B of Saia, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 14, 2003).

10.15	First Amendment to the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.16	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.17	Restated Agented Revolving Credit Agreement dated as of January 31, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and

E-1

Exhibit
Number	Description of Exhibit
Officer (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 4, 2005).

10.17	Form of Performance Unit Award Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2005).

10.18	Form of Nonqualified Stock Option Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on February 9, 2005).

10.19	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related, Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 21, 2005).

10.20	First Amendment to Restated Agented Revolving Credit Agreement dated as of April 29, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on April 29, 2005).

10.21	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related, Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 29, 2005).

10.22	Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).

10.23	Settlement agreement dated March 2, 2006 among Starboard Value & Opportunity Master Fund Lts. And its affiliates, Jeffrey C. Ward and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 2, 2006).

10.24	Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

10.25	Second Amendment to Restated Agented Revolving Credit Agreement dated as of June 30, 2006, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

10.26	Amendment No. 3 to the Senior Notes master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

10.27	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006)

10.28	Amendment to the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006)

10.29	Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).

10.30	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.31	Amended and Restated Employment Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.32	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.33	Amended and Restated Executive Severance Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K

E-2

Exhibit
Number	Description of Exhibit
(File No. 0-49983) filed on October 30, 2006).

10.34	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).

10.35	Form of Indemnification Agreement dated as of December 7, 2006 entered into by Saia, Inc. and (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).

10.36	Third Amendment to Restated Agented Revolving Credit Agreement dated as of January 31, 2007, among Saia, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris N.A., and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications.

14	Code of Ethics incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).

21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3