Form 10-Q
period 2007-03-31
SAIA INC
filed 2007-05-01
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 26, 2007

Common Stock, par value $.001 per share	14,259,272

SAIA, INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Saia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$6,968	$10,669
Accounts receivable, net	105,532	95,779
Prepaid expenses and other	30,890	27,236

Total current assets	143,390	133,684
Property and Equipment, at cost	534,658	518,052
Less-accumulated depreciation	209,569	203,220

Net property and equipment	325,089	314,832
Goodwill, net	38,688	36,406
Other Intangibles, net	1,172	1,096
Other Noncurrent Assets	1,173	1,382

Total assets	$509,512	$487,400

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$39,551	$39,389
Wages, vacations and employees’ benefits	39,394	45,752
Other current liabilities	34,409	30,027
Current portion of long-term debt	11,356	11,356
Current liabilities of discontinued operations	—	117

Total current liabilities	124,710	126,641
Other Liabilities:
Long-term debt	119,659	98,628
Deferred income taxes	46,242	45,259
Claims, insurance and other	18,061	13,717

Total other liabilities	183,962	157,604
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,772,422 and 14,761,072 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	15	15
Additional paid-in-capital	199,606	199,257
Treasury stock, 547,100 and 336,400 shares at cost at March 31, 2007 and December 31, 2006, respectively	(14,269)	(8,861)
Deferred compensation trust, 116,407 and 106,247 shares of common stock at cost at March 31, 2007 and December 31, 2006, respectively	(2,156)	(1,877)
Retained earnings	17,644	14,621

Total shareholders’ equity	200,840	203,155

Total liabilities and shareholders’ equity	$509,512	$487,400

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Operations
For the quarter ended March 31, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	First Quarter
	2007	2006
Operating Revenue	$231,827	$204,646
Operating Expenses:
Salaries, wages and employees’ benefits	129,804	113,066
Purchased transportation	16,167	17,008
Fuel, operating expenses and supplies	50,394	44,906
Operating taxes and licenses	8,321	7,348
Claims and insurance	8,799	6,306
Depreciation and amortization	9,020	7,584
Operating gains, net	(165)	(133)
Integration charges	2,427	—

Total operating expenses	224,767	196,085

Operating Income	7,060	8,561
Nonoperating Expenses:
Interest expense	2,204	2,474
Other, net	(152)	(185)

Nonoperating expenses, net	2,052	2,289

Income Before Income Taxes	5,008	6,272
Income Tax Provision	1,985	2,355

Income from Continuing Operations	3,023	3,917
Income (Loss) from Discontinued Operations	—	(1,546)

Net Income (Loss)	$3,023	$2,371

Weighted average common shares outstanding – basic	14,237	14,499

Weighted average common shares outstanding – diluted	14,493	14,842

Basic Earnings Per Share-Continuing Operations	$0.21	$0.27

Diluted Earnings Per Share-Continuing Operations	$0.21	$0.26

Basic Earnings (Loss) Per Share-Discontinued Operations	$—	$(0.11)

Diluted Earnings (Loss) Per Share-Discontinued Operations	$—	$(0.10)

Basic Earnings Per Share	$0.21	$0.16

Diluted Earnings Per Share	$0.21	$0.16

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Cash Flows
For the quarter ended March 31, 2007 and 2006
(in thousands)
(unaudited)

	Three Months
	2007	2006
Operating Activities:
Net cash from (used in) operating activities—continuing operations	$3,927	$(3,541)
Net cash from (used in) operating activities—discontinued operations	(117)	2,820

Net cash from (used in) operating activities	3,810	(721)

Investing Activities:
Acquisition of property and equipment	(20,863)	(17,487)
Proceeds from disposal of property and equipment	319	262
Acquisition of business	(2,344)	—
Net investment in discontinued operations	—	(3,990)

Net cash used in investing activities	(22,888)	(21,215)

Financing Activities:
Repayment of long-term debt	(469)	—
Proceeds from long-term debt	21,013	8,000
Repurchase of common stock	(5,408)	—
Proceeds from stock option exercises	241	2,290

Net cash from financing activities	15,377	10,290

Net Decrease in Cash and Cash Equivalents	(3,701)	(11,646)

Cash and cash equivalents, beginning of period	10,669	16,865

Cash and cash equivalents, end of period	$6,968	$5,219

Supplemental Cash Flow Information:
Income taxes paid, net	$192	$223
Interest paid	307	4,005
See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together the Company or Saia). The financial statements include the financial position and results of operations of The Connection Company (the Connection) since its acquisition date of November 18, 2006 and Madison Freight Systems, Inc. (Madison Freight) since its acquisition date of February 1, 2007 (See Note 3).
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the quarter ended March 31, 2007, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Integration Charges
Integration charges totaling $2.4 million were expensed in the three months ended March 31, 2007 in connection with the acquisition of the Connection and Madison Freight (See Note 3). These integration charges consist of employee retention and stay bonuses, training, communications, re-logoing the fleets of the Connection and Madison Freight, technology integration and other miscellaneous items.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2007, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
Business Segment Information
As a result of the sale of Jevic Transportation, Inc., the subsequent relocation of the corporate headquarters to Duluth, Georgia and the move to a focus on the operations of one company, management has modified its internal reporting whereby the Company’s chief operating decision maker now evaluates information on a consolidated basis and as a result, the Company will no longer report separate segment information. Jevic Transportation, Inc. has been reflected as discontinued operations. The accounting policies are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 except as disclosed in this Form 10-Q.
Stock-based Compensation Expense
The Company amended its Amended and Restated 2003 Omnibus Incentive Plan to provide for the payment of Performance Unit Awards granted on or after January 1, 2007 in shares instead of cash. The new stock-based awards will be accounted for in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the awards are granted.

(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2007	2006
Numerator:
Income from continuing operations	$3,023	$3,917
Income (loss) from discontinued operations, net	—	(1,546)

Net income	$3,023	$2,371

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,237	14,499
Effect of dilutive stock options	227	325
Effect of other common stock equivalents	29	18

Denominator for diluted earnings per share– adjusted weighted average common shares	14,493	14,842

Basic Earnings Per Share – Continuing Operations	$0.21	$0.27

Basic Earnings (Loss) Per Share – Discontinued Operations	—	(0.11)

Basic Earnings Per Share	$0.21	$0.16

Diluted Earnings Per Share – Continuing Operations	$0.21	$0.26

Diluted Earnings (Loss) Per Share – Discontinued Operations	—	(0.10)

Diluted Earnings Per Share	$0.21	$0.16

(3) Acquisition
On February 1, 2007, the Company acquired all of the outstanding common stock of Madison Freight, an LTL carrier operating in the state of Wisconsin and parts of Illinois and Minnesota. Madison Freight was merged and its operations integrated into Saia on March 31, 2007. The results of operations of Madison Freight are included in the consolidated results of the Company since the February 1 acquisition date. The total consideration of $2.3 million includes $0.9 million for the purchase of all outstanding Madison Freight equity and the repayment of $1.4 million of existing Madison Freight debt. The transaction was financed from cash balances and existing revolving credit capacity. As a result of the preliminary allocation of the purchase price, the Company recorded approximately $2.0 million of purchase price in excess of net tangible assets; however, the Company has not yet completed the allocation of this intangible between goodwill and other identifiable intangible assets. Management does not believe the amortization of identifiable intangibles would be material to its 2007 financial results.
Integration charges from the Madison Freight acquisition totaling $0.9 million were expensed in the three months ended March 31, 2007. These integration charges consist of employee retention and stay bonuses, training, communications, re-logoing the fleet of Madison Freight, technology integration and other miscellaneous items.
(4) Commitments and Contingencies
The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.

(5) Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. Our uncertain tax positions are related to tax years that remain subject to examination for the U.S. federal jurisdiction is 2003 to 2006 and the majority of the various state jurisdictions range from 2000 to 2006.
As of January 1, 2007, the Company had unrecognized tax benefits of $2.8 million. If recognized, approximately $1.8 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended March 31, 2007. Based on the information currently available, no significant changes in these unrecognized tax benefits are expected in the next twelve months.
Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the statement of operations. Accrued interest and penalties were $0.9 million and $1.0 million as of January 1, 2007 and March 31, 2007, respectively.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. All of the following operating information is for continuing operations unless otherwise noted. (See Discontinued Operations discussion below.) The Company grew operating revenue by 13 percent in the first quarter of 2007 over the first quarter of 2006. Revenue growth was primarily attributable to the acquisition of The Connection Company (the Connection) and Madison Freight Systems (Madison Freight) and improvement in yield (revenue per hundred weight), including the effects of fuel surcharges.
Operating income was $7.1 million for the first quarter of 2007, a decrease from $8.6 million recorded in the prior-year quarter. The Company recorded a pre-tax charge of $2.4 million related to the integration of the operations of the Connection and Madison Freight into the Company’s operations during the first quarter of 2007. The Company recorded a pre-tax charge of $0.4 million in the first quarter of 2007 for equity-based compensation compared to a pre-tax charge of $2.4 million in the first quarter 2006 as a result of the significant stock price increase during the 2006 quarter. Earnings per share from continuing operations were $0.21 per share, which included integration charges of $0.10 per share. Earnings per share from continuing operations in the first quarter of 2006 were $0.26 per share. Excluding the impact of the integration charges, first quarter 2007 operating income improvement was led by LTL yield improvement and effective cost management. The operating ratio (operating expenses divided by operating revenue) of 97.0 in the first quarter of 2007 compared to 95.8 in the first quarter of 2006. However, excluding the integration charges, the first quarter 2007 operating ratio was 95.9. The first quarter of the year is generally the weakest quarter of the year due to seasonally lower volumes, additionally the first quarter of 2007 was adversely impacted by severe winter weather.
The Company generated $3.9 million in cash from operating activities of continuing operations through the first three months of the year versus using $3.5 million in the prior-year period. Cash flows used in operating activities of discontinued operations were $0.1 million for the three months ended March 31, 2007 versus $2.8 million of cash from operating activities of discontinued operations for the three months ended March 31, 2006. The Company had net cash used in investing activities from continuing operations of $22.9 million during the first three months of 2007 for the purchase of property and equipment and Madison Freight compared to $17.2 million in the first three months of 2006. The Company had a net investment in discontinued operations for the first three months of 2006 of $4.0 million. The Company’s cash from financing activities during the first three months of 2007 included proceeds from borrowings on long-term debt of $21.0 million partially offset by $5.4 million of share repurchases. The Company had borrowings of $21.0 million on its credit agreement and a cash balance of $7.0 million as of March 31, 2007.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. (also referred to as “Saia” and the “Company”). This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2006 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
The Company is an asset-based transportation company based in Duluth, Georgia providing regional and multi-regional LTL services and selected national LTL, truckload (TL) and guaranteed service solutions to a broad base of customers across the United States.
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

Results of Operations
Saia, Inc.
Selected Results of Continuing Operations and Operating Statistics
For the quarters ended March 31, 2007 and 2006
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2007	2006	’07 v. ’06
Operating Revenue	$231,827	$204,646	13.3%
Operating Expenses:
Salaries, wages and employees’ benefits	129,804	113,066	14.8
Purchased transportation	16,167	17,008	(4.9)
Depreciation and amortization	9,020	7,584	18.9
Fuel and other operating expenses	69,776	58,427	19.4
Operating Income	7,060	8,561	(17.5)
Operating Ratio	97.0%	95.8%	1.2
Nonoperating Expense	2,052	2,289	(10.4)

Working Capital	18,680	44,392	(57.9)
Cash Flow from Continuing Operations (year to date)	3,927	(3,541)	(210.9)
Net Acquisitions of Property and Equipment (year to date)	20,544	17,225	19.3

Operating Statistics:
LTL Tonnage	955	840	13.8
Total Tonnage	1,131	1,013	11.7

LTL Shipments	1,704	1,494	14.1
Total Shipments	1,728	1,518	13.9

LTL Revenue per hundredweight	11.32	11.30	0.2
LTL Revenue per hundredweight excluding fuel surcharge	10.01	10.03	(0.2)

Total Revenue per hundredweight	10.26	10.12	1.5
Total Revenue per hundredweight excluding fuel surcharge	9.15	9.05	1.1
Quarter ended March 31, 2007 vs. quarter ended March 31, 2006
Continuing Operations
Revenue and volume
Revenue increased 13.3 percent to $231.8 million in the first quarter of 2007 from the acquisition of the Connection and Madison Freight which provided the basis for the tonnage increases. Fuel surcharge revenue, which was 10.9 percent of total revenue in the first quarter of 2007 compared to 10.6 percent of total revenue in the first quarter of 2006, is intended to mitigate the Company’s exposure to rising diesel prices.
Operating revenue excluding fuel surcharge was $206.6 million in the first quarter of 2007, up 12.9 percent from $183.0 million in the first quarter of 2006. Saia’s growth occurred across most regions. LTL revenue per hundredweight increased 0.2 percent to $11.32 per hundredweight for the first quarter of 2007. LTL tonnage was up 13.8 percent to 1.0 million tons and LTL shipments were up 14.1 percent to 1.7 million shipments. During the first quarter of 2007, the Company saw significant growth in tonnage due to the acquisitions. The LTL yield was essentially flat for the quarter primarily due to the acquired businesses’ shorter average length of haul. On a pro forma basis, including the operations of the acquired companies in the first quarter of 2006, tonnage declined due to a 4 percent drop in weight per shipment, while yield increased 6.7% due to the impact of mix changes (increasing length of haul and declining weight per shipment). Management believes that Saia continues to grow volume and increase yields through high quality service for its customers, growth in value added services, like Xtreme Guarantee® and industry consolidation. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On April 2, 2007, Saia implemented a 4.95 percent general rate increase for customers comprising this 30 percent of revenue compared to a 5.9 percent general rate increase on April 3, 2006. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Operating income was $7.1 million in the first quarter of 2007 compared to $8.6 million in the first quarter of 2006. The current quarter results include integration charges of $2.4 million due to the integration of the operations of the Connection and Madison Freight during the first quarter of 2007. The first quarter 2007 operating ratio (operating expenses divided by operating revenue) was 97.0 compared to 95.8 for the first quarter of 2006. However, excluding the integration charges, the first quarter 2007 operating ratio was 95.9. Higher fuel prices, in conjunction with volume changes, caused $3.3 million of the increase in fuel and operating expenses and supplies. Increased revenues from the fuel surcharge program offset fuel price increases. Saia improved quarter-over-quarter operating income excluding the integration charges through increased tonnage primarily as a result of the acquired companies and overall cost effectiveness. Quarter-over-quarter price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation and claims expense. Purchased transportation expenses decreased 4.9 percent reflecting increased utilization of company drivers. Decreased purchased transportation as a percent of revenue was partially offset by increased wage and benefit expense. Saia’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. A benefit of $0.9 million recovery was recognized resulting from the national insurance broker anti-trust settlement from various insurance underwriters during the first quarter of 2007. The benefit from the settlement was more than offset by the adverse development of prior years casualty claims during the first quarter of 2007. The current quarter results include $0.4 million of equity-based compensation expense compared to a $2.4 million charge in the prior year quarter as a result of the significant stock price increase during the prior year quarter. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans’ which is a function of the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense which is tied to changes in the Company’s stock price. Equity-based compensation and integration charges totaled approximately $0.12 per share in the first quarter of 2007 compared to $0.10 per share of equity-based compensation in the first quarter of 2006.
Other
Substantially all non-operating expenses represent interest expense and the decrease in net non-operating expenses is a result of overall lower average debt balances during the first quarter of 2007 versus the first quarter of 2006. The effective tax rate was 39.6 percent for the three-months ended March 31, 2007 compared to 37.5 percent for the three-months ended March 31, 2006. The change in the effective tax rate is primarily a result of the effects of the allocation between continuing and discontinued operations in the prior year. The notes to the 2006 audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2006 provide an analysis of the annual income tax provision and the effective tax rate.
Income from continuing operations was $3.0 million, or $0.21 per diluted share, in the first quarter of 2007 compared to $2.4 million or $0.26 per diluted share in the first quarter of 2006.
Discontinued Operations
On June 30, 2006, the Company completed the sale for cash of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business to an affiliate of Sun Capital Partners, Inc., a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a loss from discontinued operations for the quarter ended March 31, 2006 of $1.5 million compared to no activity for discontinued operations in the first quarter of 2007.
Working capital/capital expenditures
Working capital at March 31, 2007 was $18.7 million, which decreased from working capital at March 31, 2006 of $44.4 million primarily due to the sale of Jevic Transportation, Inc. in the second quarter of 2006 and cash used for acquisitions, capital expenditures and the stock repurchase program. Cash flows from operating activities were $3.8 million for the three-months ended March 31, 2007 versus cash used in operations of $0.7 million for the three-months ended March 31, 2006. For the three-months ended March 31, 2007 cash used in investing activities was $22.9 million versus $21.2 million in the prior-year three-month period. The 2007 acquisition of property and equipment includes investments in real estate and in both additions and replacement of revenue equipment and technology equipment and software. For the three-months ended March 31, 2007, cash from financing activities was $15.4 million versus cash from financing activities of $10.3 million for the prior-year three months. Current year financing activities included $21.0 million borrowings on the revolving credit facility partially offset by $5.4 million for share repurchases.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. For the balance of 2007, we plan to continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Saia continues to evaluate opportunities to grow and further increase profitability. Given volume trends in the second half of 2006 and early 2007, there is present uncertainty as to the extent to which the economy is softening.
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
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2007, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. See the related disclosures in the notes to the condensed consolidated financial statements included in this Form 10-Q.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
The Company’s long-term debt at March 31, 2007 includes $95.0 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are semi-annual principal and interest payments, with the final payment due December 2013. Under the terms of the Senior Notes, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2007, the Company was in compliance with these covenants. In addition, the Company has third party borrowings of approximately $14.1 million in subordinated notes and $0.9 million in seller notes.
Saia has a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2009. At March 31, 2007, the Company had $21.0 million of borrowings under the Credit Agreement, $40.6 million in letters of credit outstanding under the Credit Agreement and availability of $48.4 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2007, the Company was in compliance with these covenants.
At December 31, 2006, the Company’s former parent company (Yellow) provided guarantees on behalf of the Company primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, the Company pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At March 31, 2007, the portion of collateral allocated by Yellow to the Company in support of these claims was $2.6 million.
Projected net capital expenditures for 2007 are approximately $85 million including several strategic real estate opportunities within Saia’s existing network. This represents an approximately $6 million decrease from 2006 net capital expenditures for property and equipment. Approximately $22.1 million of the remaining 2007 capital budget was committed at March 31, 2007. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures. Projected capital expenditures for 2007 could exceed this level as the Company pursues ownership of strategic real estate in tight markets or if the Company is successful in executing its geographic expansion objective.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $76.1 million for the year ended December 31, 2006, which were $3.8 million more than 2006 net cash used in investing activities. Cash flows from operations were $3.8 million for the three months ended March 31, 2007 which funded a portion of the $22.9 million of total net capital expenditures and acquisition of Madison Freight Systems for the first three months of 2007. Cash flows from operating activities for the three months ended March 31, 2007 were $4.5 million higher than the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($7.0 million at March 31, 2007) and availability under its revolving credit facility ($48.4 million at March 31, 2007). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment, investments in technology and real estate. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2006 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.5 million for 2007 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2007.

Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2007 (in millions):

	Payments due by year
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	21.0	$—	$—	$—	$21.0
Long-term debt (1)	11.4	12.4	18.9	18.9	18.6	29.8	110.0
Operating leases	10.6	10.6	6.8	4.5	2.8	3.3	38.6
Purchase obligations (2)	27.7	—	—	—	—	—	27.7

Total contractual obligations	$49.7	$23.0	$46.7	$23.4	$21.4	$33.1	$197.3

(1)	See Note 4 to the audited consolidated financial statements in Form 10-K for the year ended December 31, 2006.

(2)	Includes commitments of $22.1 million for capital expenditures.

	Amount of commitment expiration by year
	2007	2008	2009	2010	2011	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$48.4	$—	$—	$—	$48.4
Letters of credit	42.7	0.6	—	—	—	—	43.3
Surety bonds	3.8	0.4	—	—	—	—	4.2

Total commercial commitments	$46.5	$1.0	$48.4	$—	$—	$—	$95.9

The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s workers compensation, bodily injury and property damage and general liability claims that were estimated to be approximately $15.3 million at the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. In addition, the Company agreed to maintain approximately $1.0 million of surety bonds outstanding at the transaction date of which $0.1 million remain outstanding at March 31, 2007. The buyer agreed to use its reasonable best efforts to affect a release of the Company from this obligation or otherwise replace these surety bonds. We do not anticipate future obligations or liabilities in addition to those already recorded in our financial statements related to this transaction.
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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition of Clark Bros. in 2004, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. The Company is still in the process of determining the final allocation of purchase price in connection with the acquisition of the Connection in November 2006 and Madison Freight Systems in February 2007. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for the stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006 and the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan included in the Company’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2007.
These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006.
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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, and effects of the Jevic sale, future performance and business of the Company. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; indemnification obligations associated with the sale of Jevic; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for December 31, 2006, as updated by Item 1A of this Form 10-Q.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Form 10-K for the year ended December 31, 2006. To help mitigate our risk to rising fuel prices, Saia Motor Freight has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced.
The following table provides information about the Company’s third-party financial instruments as of March 31, 2007. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2007
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$11.4	$11.5	$18.9	$18.9	$18.6	$29.8	$109.1	$116.2
Average interest rate	7.32%	7.33%	7.34%	7.35%	7.23%	7.38%
Variable rate debt	$—	$0.9	$—	$—	$—	$—	$0.9	$0.9
Average interest rate	—	7.00%	—	—	—	—

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — None
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2006 and there have been no material changes
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
							(d) Maximum
							Number (or
					(c) Total Number		Approximate Dollar
	(a) Total				of Shares (or		Value) of Shares (or
	Number of		(b) Average		Units) Purchased		Units) that May Yet
	Shares (or		Price Paid		as Part of Publicly		be Purchased under
	Units)		per Share (or		Announced Plans		the Plans or
Period	Purchased		Unit)		or Programs		Programs
January 1, 2007 through January 31, 2007	—	(2)	$—	(2)	—	(1)	$23,234,574	(1)
February 1, 2007 through February 28, 2007	5,960	(3)	27.36	(3)	101,600	(1)	20,655,041	(1)
March 1, 2007 through March 31, 2007	4,800	(4)	26.22	(4)	109,100	(1)	17,827,046	(1)

Total	10,760				210,700

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $25,000,000 stock repurchase program that was announced on November 27, 2006. Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of January 1, 2007 through January 31, 2007.

(3)	The SCST Executive Capital Accumulation Plan sold 600 shares of Saia stock on the open market at $27.90 per share during the period of February 1, 2007 through February 28, 2007.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of March 1, 2007 through March 31, 2007.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders —
(a) On April 19, 2007, Saia held its Annual Meeting of Shareholders
(b)	The following directors were elected for three-year terms with the indicated number of votes set forth below:

	For	Withheld
John J. Holland	12,835,470	78,225
Richard D. O’Dell	12,772,006	141,689
Douglas W. Rockel	12,825,710	87,985

Continuing Directors:
Linda J. French
William F. Martin, Jr.
James A. Olson
Bjorn E. Olsson
Herbert A. Trucksess, III
Jeffrey C. Ward
(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2007 was voted on and approved at the meeting by the following vote: For: 12,818,495, Against: 91,976, Abstain: 3,224.

(d)	The proposal for the approval of the amendments to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan was voted on and approved at the meeting by the following vote: For: 9,938,651, Against: 665,997, Abstain: 28,352.
Item 5. Other Information — None
Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

/s/ James A. Darby James A. Darby Vice President of Finance and
Date: April 30, 2007	Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-1