Form 10-Q
period 2007-06-30
SAIA INC
filed 2007-07-31
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM            to
Commission file number: 0-49983

SAIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer
Identification No.)

11465 Johns Creek Parkway, Suite 400
Duluth, GA	30097
(Address of principal	(Zip Code)
executive offices)
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
Large accelerated filer ☐      Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 27, 2007
Common Stock, par value $.001 per share	14,260,302

SAIA, INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Saia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$6,279	$10,669
Accounts receivable, net	114,695	95,779
Prepaid expenses and other	30,287	27,236

Total current assets	151,261	133,684

Property and Equipment, at cost	543,116	518,052
Less-accumulated depreciation	217,027	203,220

Net property and equipment	326,089	314,832
Goodwill, net	36,119	36,406
Other Intangibles, net	4,348	1,096
Other Noncurrent Assets	867	1,382

Total assets	$518,684	$487,400

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$39,740	$39,389
Wages, vacations and employees’ benefits	42,133	45,752
Other current liabilities	40,388	30,027
Current portion of long-term debt	17,793	11,356
Current liabilities of discontinued operations	—	117

Total current liabilities	140,054	126,641
Other Liabilities:
Long-term debt	104,209	98,628
Deferred income taxes	47,917	45,259
Claims, insurance and other	17,147	13,717

Total other liabilities	169,273	157,604
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,807,402 and 14,761,072 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	15	15
Additional paid-in-capital	200,716	199,257
Treasury stock, 547,100 and 336,400 shares at cost at June 30, 2007 and December 31, 2006, respectively	(14,269)	(8,861)
Deferred compensation trust, 116,057 and 106,247 shares of common stock at cost at June 30, 2007 and December 31, 2006, respectively	(2,152)	(1,877)
Retained earnings	25,047	14,621

Total shareholders’ equity	209,357	203,155

Total liabilities and shareholders’ equity	$518,684	$487,400

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2007	2006	2007	2006
Operating Revenue	$252,762	$224,814	$484,589	$429,460
Operating Expenses:
Salaries, wages and employees’ benefits	135,237	117,502	265,042	230,568
Purchased transportation	19,073	18,101	35,240	35,109
Fuel, operating expenses and supplies	55,910	48,758	106,304	93,664
Operating taxes and licenses	8,762	7,303	17,083	14,651
Claims and insurance	9,463	6,793	18,261	13,099
Depreciation and amortization	9,796	7,845	18,816	15,429
Operating gains, net	(58)	(191)	(223)	(324)
Integration charges	—	—	2,427	—
Restructing charges	—	1,680	—	1,680

Total operating expenses	238,183	207,791	462,950	403,876

Operating Income	14,579	17,023	21,639	25,584
Nonoperating Expenses:
Interest expense	2,352	2,427	4,557	4,901
Other, net	(128)	(28)	(279)	(213)

Nonoperating expenses, net	2,224	2,399	4,278	4,688

Income Before Income Taxes	12,355	14,624	17,361	20,896
Income Tax Provision	4,951	5,658	6,936	8,013

Income from Continuing Operations	7,404	8,966	10,425	12,883
Loss from Discontinued Operations	—	(44,903)	—	(46,449)

Net Income (Loss)	$7,404	$(35,937)	$10,425	$(33,566)

Weighted average common shares outstanding – basic	14,135	14,557	14,186	14,529

Weighted average common shares outstanding – diluted	14,405	14,873	14,459	14,859

Basic Earnings Per Share-Continuing Operations	$0.52	$0.61	$0.73	$0.89

Diluted Earnings Per Share-Continuing Operations	$0.51	$0.60	$0.72	$0.87

Basic Loss Per Share-Discontinued Operations	$—	$(3.08)	—	$(3.20)

Diluted Loss Per Share-Discontinued Operations	$—	$(3.02)	—	$(3.13)

Basic Earnings (Loss) Per Share	$0.52	$(2.47)	$0.73	$(2.31)

Diluted Earnings (Loss) Per Share	$0.51	$(2.42)	$0.72	$(2.26)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and 2006
(in thousands)
(unaudited)

	Six Months
	2007	2006
Operating Activities:
Net cash from operating activities—continuing operations	$19,855	$27,609
Net cash from (used in) operating activities—discontinued operations	(117)	9,158

Net cash from operating activities	19,738	36,767

Investing Activities:
Acquisition of property and equipment	(29,002)	(42,328)
Proceeds from disposal of property and equipment	487	667
Acquisition of business	(2,344)	—
Proceeds from sale of subsidiary	—	41,200
Net investment in discontinued operations	—	(5,359)

Net cash used in investing activities	(30,859)	(5,820)

Financing Activities:
Proceeds from long-term debt	12,916	—
Repayment of long-term debt	(1,401)	(2,500)
Repurchase of common stock	(5,408)	—
Proceeds from stock option exercises	624	2,290

Net cash from (used in) financing activities	6,731	(210)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,390)	30,737

Cash and cash equivalents, beginning of period	10,669	16,865

Cash and cash equivalents, end of period	$6,279	$47,602

Supplemental Cash Flow Information:
Income taxes paid, net	$2,504	$1,494
Interest paid	3,229	6,667
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the quarter and six-months ended June 30, 2007, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Integration Charges
Integration charges totaling zero and $2.4 million were expensed in the quarter and six-months ended June 30, 2007, respectively, in connection with the acquisitions of the Connection and Madison Freight (See Note 3). These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of June 30, 2007, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
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

(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$7,404	$8,966	$10,425	$12,883
Loss from discontinued operations, net	—	(44,903)	—	(46,449)

Net income	$7,404	$(35,937)	$10,425	$(33,566)

Denominator:
Denominator for basic earnings per share– weighted average common shares	14,135	14,557	14,186	14,529
Effect of dilutive stock options	211	290	219	308
Effect of other common stock equivalents	59	26	54	22

Denominator for diluted earnings per share– adjusted weighted average common shares	14,405	14,873	14,459	14,859

Basic Earnings Per Share – Continuing Operations	$0.52	$0.61	$0.73	$0.89

Basic Loss Per Share – Discontinued Operations	—	(3.08)	—	(3.20)

Basic Earnings (Loss) Per Share	$0.52	$(2.47)	$0.73	$(2.31)

Diluted Earnings Per Share – Continuing Operations	$0.51	$0.60	$0.72	$0.87

Diluted Loss Per Share – Discontinued Operations	—	(3.02)	—	(3.13)

Diluted Earnings (Loss) Per Share	$0.51	$(2.42)	$0.72	$(2.26)

(3) Acquisitions
On February 1, 2007, the Company acquired all of the outstanding common stock of Madison Freight, LTL carrier operating in the state of Wisconsin and parts of Illinois and Minnesota. Madison Freight was merged and its operations integrated into Saia on March 31, 2007. The results of operations of Madison Freight are included in the consolidated results of the Company since the February 1 acquisition date. The total consideration of $2.3 million includes $0.9 million for the purchase of all outstanding Madison Freight equity and the repayment of $1.4 million of existing Madison Freight debt. The transaction was financed from cash balances and existing revolving credit capacity.
The purchase price of Madison Freight has been allocated based on management’s estimates as follows (in thousands):

Goodwill	$1,141
Acquired net tangible assets	1,203

Total allocation of purchase price	$2,344

Integration charges from the Madison Freight acquisition totaling zero and $0.9 million were expensed in the quarter and six months ended June 30, 2007, respectively. These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.

During the second quarter of 2007, the Company completed the allocation of the purchase price in excess of net tangible assets between goodwill and other identifiable intangible assets related to the November 18, 2006 acquisition of the Connection. The cash purchase price of the Connection of $17,5 million has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Accounts receivable	$8,259
Other current assets	552
Property and equipment	11,338
Acquired intangible assets:
Covenants not-to-compete (useful life of 5 years)	644
Customer relationships (useful life of 10 years)	2,900
Goodwill	4,455
Other assets	465
Current liabilities	(8,098)
Long-term liabilities	(3,019)

Total allocation of purchase price	$17,496

The gross amounts and accumulated amortization of identifiable intangible assets of the Company are as follows (in thousands):

	June 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Customer lists	$4,600	$1,116	$1,700	$815
Covenants not-to-compete	3,550	2,685	2,713	2,502

	$8,150	$3,801	$4,413	$3,317

Amortization expense for intangible assets other than goodwill was $0.4 million and $0.2 million for the quarter ended June 30, 2007 and 2006, respectively. Amortization expense for intangible assets other than goodwill was $0.5 million and $0.2 million for the six months ended June 30, 2007 and 2006, respectively. Estimated amortization expense for intangible assets other than goodwill for the five succeeding years as of June 30, 2007 follows (in thousands):

Amount
Remainder of 2007	$505
2008	846
2009	713
2010	425
2011	390
2012	290
(4) Commitments and Contingencies
The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.

(5) Income Taxes
In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. Our uncertain tax positions are related to tax years that remain subject to examination. For the U.S. federal jurisdiction open years are 2003 to 2006 and open years for the majority of the various state jurisdictions range from 2000 to 2006.
As of January 1, 2007, the Company had unrecognized tax benefits of $2.8 million. If recognized, approximately $1.8 million, net of federal tax benefits, would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter and six-months ended June 30, 2007. Based on the information currently available, no significant changes in these unrecognized tax benefits are expected in the next twelve months.
Estimated interest and penalties related to uncertain tax positions of income taxes are classified as a component of income tax expense in the statement of operations. The balance sheet includes cumulative accrued interest and penalties, exclusive of applicable federal tax benefits, of $1.0 million and $0.9 million as of June 30, 2007 and January 1, 2007, respectively.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. All of the following operating information is for continuing operations unless otherwise noted. (See Discontinued Operations discussion below.) The Company grew operating revenue by 12.4 percent in the second quarter of 2007 over the second quarter of 2006. Revenue growth was primarily attributable to the acquisition of The Connection Company (the Connection) and Madison Freight Systems (Madison Freight) and improvement in yield (revenue per hundred weight), including the effects of fuel surcharges.
Operating income was $14.6 million for the second quarter of 2007, a decrease from $17.0 million recorded in the prior-year quarter. The prior year quarter results included restructuring costs of $1.7 million due to the planned consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia. The Company recorded a pre-tax charge of $0.8 million in the second quarter of 2007 for equity-based compensation compared to a pre-tax benefit of $0.5 million in the second quarter 2006 as a result of the stock price changes in the respective periods. Earnings per share from continuing operations in the second quarter of 2007 were $0.51 per share. Earnings per share from continuing operations in the second quarter of 2006 were $0.60 per share, which included restructuring charges of $0.07 per share. Second quarter 2007 operating income was impacted by the soft freight environment, investments in new synergy lanes, increased accident severity, along with higher healthcare costs and workers’ compensation. The operating ratio (operating expenses divided by operating revenue) of 94.2 in the second quarter of 2007 compared to 92.4 in the second quarter of 2006.
The Company generated $19.9 million in cash from operating activities of continuing operations through the first six months of the year compared with $27.6 million in the prior-year period. Cash flows used in operating activities of discontinued operations were $0.1 million for the six months ended June 30, 2007 versus $9.2 million of cash from operating activities of discontinued operations for the six months ended June 31, 2006. The Company had net cash used in investing activities from continuing operations of $30.9 million during the first six months of 2007 for the purchase of property and equipment and Madison Freight compared to $41.7 million from continuing operations in the first six months of 2006. The Company received $41.2 million from the sale of Jevic in the first six months of 2006 partially offset by a $5.3 million investment in discontinued operations for the first six months of 2006. The

Company’s cash from financing activities during the first six months of 2007 included proceeds from borrowings on long-term debt of $12.9 million partially offset by $5.4 million of share repurchases and debt repayment of $1.4 million. The Company had borrowings of $12.9 million on its credit agreement and a cash balance of $6.3 million as of June 30, 2007.
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
Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. The Company measures yield both including and excluding fuel surcharge. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc.
Selected Results of Continuing Operations and Operating Statistics
For the quarters ended June 30, 2007 and 2006
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2007	2006	’07 v. ’06
Operating Revenue	$252,762	$224,814	12.4%
Operating Expenses:
Salaries, wages and employees’ benefits	135,237	117,502	15.1
Purchased transportation	19,073	18,101	5.4
Depreciation and amortization	9,796	7,845	24.9
Fuel and other operating expenses	74,077	64,343	15.1
Operating Income	14,579	17,023	(14.4)
Operating Ratio	94.2%	92.4%	2.0
Nonoperating Expense	2,224	2,399	(7.3)

Working Capital	11,207	37,658	(70.2)
Cash Flows from Continuing Operations (year to date)	19,855	27,609	(28.1)
Net Acquisitions of Property and Equipment (year to date)	28,515	41,661	(31.6)

Operating Statistics:
LTL Tonnage	982	882	11.3
Total Tonnage	1,174	1,061	10.7

LTL Shipments	1,781	1,564	13.9
Total Shipments	1,807	1,589	13.7

LTL Revenue per hundredweight	$11.98	$11.84	1.2
LTL Revenue per hundredweight excluding fuel surcharge	10.41	10.26	1.4

Total Revenue per hundredweight	$10.78	$10.61	1.6
Total Revenue per hundredweight excluding fuel surcharge	9.45	9.28	1.8
Quarter and six-months ended June 30, 2007 vs. quarter and six-months ended June 30, 2006
Continuing Operations
Revenue and volume
Revenue increased 12.4 percent to $252.8 million in the second quarter of 2007 as a result of the acquisitions of the Connection and Madison Freight which provided the basis for the tonnage increases. Fuel surcharge revenue, which was 12.4 percent of total revenue in the second quarter of 2007 compared to 12.5 percent of total revenue in the second quarter of 2006, is intended to mitigate the Company’s exposure to rising diesel prices.
Operating revenue excluding fuel surcharge was $221.5 million in the second quarter of 2007, up 12.6 percent from $196.8 million in the second quarter of 2006. Saia’s growth occurred across most regions. LTL revenue per hundredweight increased 1.2 percent to $11.98 per hundredweight for the second quarter of 2007. LTL tonnage was up 11.3 percent to 1.0 million tons and LTL shipments were up 13.9 percent to 1.8 million shipments. During the second quarter of 2007, the majority of the growth in tonnage and shipments was due to the acquisitions. The LTL yield was essentially flat for the quarter primarily due to the acquired businesses’ shorter average length of haul. On a pro forma basis, including the operations of the acquired companies in the second quarter of 2006, tonnage declined 6 percent due to a 6 percent drop in weight per shipment, while yield increased 9.1 percent due to the impact of mix changes (increasing length of haul and declining weight per shipment). Management believes that Saia will continue to grow volume and increase yields through high quality service for its customers, growth in value added services, like Xtreme Guarantee® and industry consolidation. Approximately 70 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On April 2, 2007, Saia implemented a 4.95 percent general rate increase for customers comprising this 30 percent of revenue compared to a 5.9 percent general rate increase on April 3, 2006. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the six-months ended June 30, 2007 operating revenues were $484.6 million up 12.8 percent from $429.5 million for the six-months ended June 30, 2006 due to increased tonnage and higher yield including increases in fuel surcharge revenues. Fuel surcharge revenues increased to 11.7 percent of revenue for the 2007 six-month period compared to 11.6 percent for the prior year period. Management believes the increase, exclusive of fuel surcharges, is primarily a result of the acquisition of both the Connection and Madison Freight.
Operating expenses and margin
Operating income was $14.6 million in the second quarter of 2007 compared to $17.0 million in the second quarter of 2006. The second quarter 2007 operating ratio (operating expenses divided by operating revenue) was 94.2 compared to 92.4 for the second quarter of 2006. Higher fuel prices, in conjunction with volume changes, caused $2.9 million of the increase in fuel and operating expenses and supplies. Increased revenues from the fuel surcharge program essentially offset fuel price increases. Quarter-over-quarter price and volume increases were more than offset by cost increases in wages, health care, workers’ compensation and accident expense. Purchased transportation expenses increased 5.4 percent reflecting increased tonnage and the opening of lanes to and from the acquired territory. Saia’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. During the current quarter the Company had accident expense $2.3 million higher than the prior year quarter due to increased severity. The Company experiences volatility in accident expense as a result of its self insurance structure and $2.0 million retention limits. The current quarter results include $0.8 million of equity-based compensation expense compared to a $0.5 million benefit in the prior year quarter as a result of the stock price changes in the respective quarters. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans which is a function of the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense which is tied to changes in the Company’s stock price. The second quarter of 2006 included restructuring charges of $1.7 million due to the consolidation and relocation of the Company’s corporate headquarters to Duluth, Georgia and no such charges were incurred in 2007. Equity-based compensation totaled approximately $0.03 per share in the second quarter of 2007 compared to $0.05 per share for equity-based compensation and restructuring charges in the second quarter of 2006.
For the six-months ended June 30, 2007, operating income was $21.6 million with an operating ratio of 95.5 compared to operating income of $25.6 million with an operating ratio of 94.0 for the six-months ended June 30, 2006. The six months ended June 30, 2007 results include integration charges of $2.4 million due to the integration of the operations of the Connection and Madison Freight during the first quarter of 2007. The six-months ended June 30, 2006 include the restructuring costs noted above as well as $0.5 million of costs related to the resolution of a proxy matter and fees associated with the strategic evaluation process that concluded in the second quarter 2006.
Other
Substantially all non-operating expenses represent interest expense and the decrease in net non-operating expenses is a result of overall lower average debt balances during the second quarter of 2007 versus the second quarter of 2006. The effective tax rate was 40.1 percent for the quarter ended June 30, 2007 compared to 38.7 percent for the quarter ended June 30, 2006. The change in the effective tax rate is primarily a result of the effects of a $0.3 million tax credit recognized in the second quarter of 2006.
Income from continuing operations was $7.4 million, or $0.51 per diluted share, in the second quarter of 2007 compared to $9.0 million or $0.60 per diluted share in the second quarter of 2006. Income from continuing operations was $10.4 million or $0.72 per diluted share in the first six months of 2007 compared to income from continuing operations of $12.9 million or $0.87 per diluted share in the first six months of 2006.
Discontinued Operations
On June 30, 2006, the Company completed the sale for cash of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business, to a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a loss from discontinued operations of $44.9 million and $46.4 million for the quarter and six months ended June 30, 2006, respectively, compared to no activity for discontinued operations in the second quarter and six months of 2007.

Working capital/capital expenditures
Working capital at June 30, 2007 was $11.2 million, which decreased from working capital at June 30, 2006 of $37.7 million primarily due to the sale of Jevic Transportation, Inc. in the second quarter of 2006 and cash used for acquisitions, capital expenditures and the stock repurchase program. Cash flows from operating activities were $19.7 million for the six-months ended June 30, 2007 versus cash from operations of $36.8 million for the six-months ended June 30, 2006. For the six-months ended June 30, 2007 cash used in investing activities was $30.9 million versus $5.8 million in the prior-year six-month period primarily due to the sale of Jevic at June 30, 2006. The 2007 acquisition of property and equipment includes investments in real estate for terminals and in both additions and replacement of revenue equipment and technology equipment and software. For the six-months ended June 30, 2007, cash from financing activities was $6.7 million versus cash used in financing activities of $0.2 million for the prior-year six months. Current year financing activities included $12.9 million net borrowings on the revolving credit facility partially offset by $5.4 million for share repurchases.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. For the balance of 2007, we plan to continue to focus on providing top quality service, improving safety performance and investing in management and infrastructure for future growth and profitability improvement. Saia continues to evaluate opportunities to grow and further increase profitability. Given volume trends in the first half 2007, there is present uncertainty as to the extent to which the economy is softening.
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, growing market share in existing geography and gaining associated density cost benefits; geographic expansion to adjacent states and positioning for synergy revenue between the old and new territory; targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under Risk Factors.
Planned cost management initiatives include, but are not limited to, seeking gains in cost management, productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely should the economy soften from present levels, the Company intends to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. Additionally, the Company plans to delay its 2007 annual wage increase from August until December. The delay in the annual wage increase is due to the challenging economic environment and the Company’s current performance. The August 2006 average wage increase was 2.7% and the December 2007 wage increase is expected to average 2.5%. The Company is also seeing the second quarter accident expense severity has continued into the third quarter of 2007, which is expected to have a negative impact on the third quarter. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under Risk Factors.
See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of June 30, 2007, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes. See the related disclosures in the notes to the condensed consolidated financial statements included in this Form 10-Q.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
The Company’s long-term debt at June 30, 2007 includes $95.0 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are semi-annual principal and interest payments, with the final payment due December 2013. Under the terms of the Senior Notes, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2007, the Company was in compliance with these covenants. In addition, the Company has third party borrowings of approximately $14.1 million in subordinated notes.
Saia has a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2009. At June 30, 2007, the Company had $12.9 million of borrowings under the Credit Agreement, $40.9 million in letters of credit outstanding under the Credit Agreement and availability of $56.2 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2007, the Company was in compliance with these covenants.
At December 31, 2006, the Company’s former parent company (Yellow) provided guarantees on behalf of the Company primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, the Company pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At June 30, 2007, the portion of collateral allocated by Yellow to the Company in support of these claims was $1.1 million.
Projected net capital expenditures for 2007 are approximately $115 million including several strategic real estate opportunities within Saia’s existing network. This represents an approximately $24 million increase from 2006 net capital expenditures for property and equipment. Approximately $29.2 million of the remaining 2007 capital budget was committed at June 30, 2007. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures. During the remainder of 2007, we expect to purchase strategic real estate in the major markets of Chicago and Southern California totaling $30 million, which is included in the $115 million net capital expenditure projection above.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $76.1 million for the year ended December 31, 2006, which were $3.8 million more than 2006 net cash used in investing activities. Cash flows from operations were $19.7 million for the six months ended June 30, 2007 which funded a portion of the $28.5 million of total net capital expenditures and acquisition of Madison Freight Systems for the first six months of 2007. Cash flows from operating activities for the six months ended June 30, 2007 were $17.0 million lower than the prior year period due to the sale of Jevic and increased accounts receivable. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($6.3 million at June 30, 2007) and availability under its revolving credit facility ($56.2 million at June 30, 2007). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment, investments in technology and real estate. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2006 for additional information.

Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2007 (in millions):

	Payments due by year
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	12.9	$—	$—	$—	$12.9
Long-term debt (1)	11.4	11.4	18.9	18.9	18.6	29.8	109.0
Operating leases	7.5	10.8	6.6	4.2	2.3	2.7	34.1
Purchase obligations (2)	61.6	—	—	—	—	—	61.6

Total contractual obligations	$80.5	$22.2	$38.4	$23.1	$20.9	$32.5	$217.6

(1)	In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $9.1 million for 2007 and decreasing for each year thereafter, based on borrowings outstanding at June 30, 2007.

(2)	Includes commitments of $56.9 million for capital expenditures.

	Amount of commitment expiration by year
	2007	2008	2009	2010	2011	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$56.2	$—	$—	$—	$56.2
Letters of credit	40.3	1.7	—	—	—	—	42.0
Surety bonds	2.5	1.9	—	—	—	—	4.4

Total commercial commitments	$42.8	$3.6	$56.2	$—	$—	$—	$102.6

The Company has unrecognized tax benefits of approximately $2.8 million and accrued interest and penalties of $1.0 million related to the unrecognized tax benefits as of June 30, 2007. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s workers compensation, bodily injury and property damage and general liability claims that were estimated to be approximately $15.3 million at the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. In addition, the Company agreed to maintain approximately $1.0 million of surety bonds outstanding at the transaction date of which $0.1 million remain outstanding at June 30, 2007. The buyer agreed to use its reasonable best efforts to affect a release of the Company from this obligation or otherwise replace these surety bonds. We do not anticipate future obligations or liabilities in addition to those already recorded in our financial statements related to this transaction.
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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition of Clark Bros. in 2004, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements included in the Company’s Form 10-K for the year ended December 31, 2006 and the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan included in the Company’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2007.
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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, and effects of the Jevic sale, future performance and business of the Company. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek,” “should,” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; indemnification obligations associated with the sale of Jevic; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for December 31, 2006, as updated by Item 1A of this Form 10-Q.
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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2007. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2007
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$11.4	$11.5	$18.9	$18.9	$18.6	$29.8	$109.1	$112.7
Average interest rate	7.32%	7.33%	7.34%	7.35%	7.23%	7.38%
Variable rate debt	$—	$12.9	$—	$—	$—	$—	$12.9	$12.9
Average interest rate	—	8.25%	—	—	—	—
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

Issuer Purchases of Equity Securities
				(d) Maximum
			(c) Total Number	Number (or
	(a) Total		of Shares (or	Approximate Dollar
	Number of	(b) Average	Units) Purchased	Value) of Shares (or
	Shares (or	Price Paid per	as Part of Publicly	Units) that May Yet
	Units)	Share (or	Announced Plans	be Purchased under
Period	Purchased	Unit)	or Programs	the Plans or Programs
April 1, 2007 through April 30, 2007	630 (2)	$23.91 (2)	— (1)	$17,827,046 (1)
May 1, 2007 through May 31, 2007	— (3)	— (3)	— (1)	17,827,046 (1)
June 1, 2007 through June 30, 2007	— (4)	— (4)	— (1)	17,827,046 (1)

Total	630		—

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $25,000,000 stock repurchase program that was announced on November 27, 2006. Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold 980 shares of Saia stock on the open market at $29.02 per share during the period of April 1, 2007 through April 30, 2007.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of May 1, 2007 through May 31, 2007.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of June 1, 2007 through June 30, 2007.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders — None
Item 5. Other Information — None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit B of Saia, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 16, 2007).

10.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit C of Saia, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 16, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.
Date: July 31, 2007	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit B of Saia, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 16, 2007).

10.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit C of Saia, Inc.’s Definitive Proxy Statement on Schedule 14A (File No. 0-49983) filed on March 16, 2007).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-1