Form 10-Q
period 2007-09-30
SAIA INC
filed 2007-10-31
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED SEPTEMBER 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983

SAIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer
Identification No.)

11465 Johns Creek Parkway, Suite 400
Johns Creek, GA	30097
(Address of principal	(Zip Code)
executive offices)
(770) 232-5067
(Registrant’s telephone number, including area code)
11465 Johns Creek Parkway, Suite 400, Duluth, Georgia 30097
(Former name or former address, if changed since last report.)

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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 29, 2007
Common Stock, par value $.001 per share	13,363,602

SAIA, INC.

PART I. FINANCIAL INFORMATION
Item 1: Financial Statements
Saia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$3,771	$10,669
Accounts receivable, net	118,156	95,779
Prepaid expenses and other	33,213	27,236

Total current assets	155,140	133,684
Property and Equipment, at cost	564,849	518,052
Less-accumulated depreciation	221,637	203,220

Net property and equipment	343,212	314,832
Goodwill, net	36,192	36,406
Other Intangibles, net	4,185	1,096
Other Noncurrent Assets	921	1,382

Total assets	$539,650	$487,400

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$41,765	$39,389
Wages, vacation and employees’ benefits	37,163	45,752
Other current liabilities	45,690	30,027
Current portion of long-term debt	12,793	11,356
Current liabilities of discontinued operations	—	117

Total current liabilities	137,411	126,641
Other Liabilities:
Long-term debt	138,840	98,628
Deferred income taxes	48,891	45,259
Claims, insurance and other	16,405	13,717

Total other liabilities	204,136	157,604
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 14,887,402 and 14,761,072 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	15	15
Additional paid-in-capital	201,509	199,257
Treasury stock, 1,523,800 and 336,400 shares at cost at September 30, 2007 and December 31, 2006, respectively	(32,087)	(8,861)
Deferred compensation trust, 125,317 and 106,247 shares of common stock at cost at September 30, 2007 and December 31, 2006, respectively	(2,331)	(1,877)
Retained earnings	30,997	14,621

Total shareholders’ equity	198,103	203,155

Total liabilities and shareholders’ equity	$539,650	$487,400

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Operations
For the quarter and nine months ended September 30, 2007 and 2006
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2007	2006	2007	2006
Operating Revenue	$247,823	$226,118	$732,412	$655,577
Operating Expenses:
Salaries, wages and employees’ benefits	129,261	122,421	394,302	352,988
Purchased transportation	20,710	18,461	55,951	53,569
Fuel, operating expenses and supplies	58,699	48,997	165,002	142,660
Operating taxes and licenses	8,626	6,860	25,709	21,512
Claims and insurance	10,000	7,652	28,261	20,751
Depreciation and amortization	9,785	8,260	28,602	23,689
Operating gains, net	(1,911)	(857)	(2,134)	(1,181)
Integration charges	—	—	2,427	—
Restructuring charges	—	369	—	2,049

Total operating expenses	235,170	212,163	698,120	616,037

Operating Income	12,653	13,955	34,292	39,540
Nonoperating Expenses:
Interest expense	2,644	2,241	7,200	7,142
Other, net	(60)	(569)	(339)	(782)

Nonoperating expenses, net	2,584	1,672	6,861	6,360

Income Before Income Taxes	10,069	12,283	27,431	33,180
Income Tax Provision	4,120	4,602	11,055	12,616

Income from Continuing Operations	5,949	7,681	16,376	20,564
Income (Loss) from Discontinued Operations	—	2	—	(46,447)

Net Income (Loss)	$5,949	$7,683	$16,376	$(25,883)

Weighted average common shares outstanding – basic	13,651	14,612	14,006	14,557

Weighted average common shares outstanding – diluted	13,861	14,906	14,242	14,874

Basic Earnings Per Share-Continuing Operations	$0.44	$0.53	$1.17	$1.41

Diluted Earnings Per Share-Continuing Operations	$0.43	$0.52	$1.15	$1.38

Basic Loss Per Share-Discontinued Operations	$—	$—	$—	$(3.19)

Diluted Loss Per Share-Discontinued Operations	$—	$—	$—	$(3.12)

Basic Earnings (Loss) Per Share	$0.44	$0.53	$1.17	$(1.78)

Diluted Earnings (Loss) Per Share	$0.43	$0.52	$1.15	$(1.74)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2007 and 2006
(in thousands)
(unaudited)

	Nine Months
	2007	2006
Operating Activities:
Net cash from operating activities—continuing operations	$30,641	$45,386
Net cash from operating activities—discontinued operations	—	16,268

Net cash from operating activities	30,641	61,654

Investing Activities:
Acquisition of property and equipment	(60,148)	(69,829)
Proceeds from disposal of property and equipment	5,674	1,959
Acquisition of business	(2,344)	—
Proceeds from sale of subsidiary	—	41,200
Net investment in discontinued operations	—	(5,359)

Net cash used in investing activities	(56,818)	(32,029)

Financing Activities:
Proceeds from long-term debt	47,529	—
Repayment of long-term debt	(6,402)	(2,500)
Repurchase of common stock	(23,226)	—
Proceeds from stock option exercises	1,378	3,826

Net cash from financing activities	19,279	1,326

Net Increase (Decrease) in Cash and Cash Equivalents	(6,898)	30,951
Cash and cash equivalents, beginning of period	10,669	16,865

Cash and cash equivalents, end of period	$3,771	$47,816

Supplemental Cash Flow Information:
Income taxes paid, net	$8,327	$1,890
Interest paid	5,492	6,813
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the quarter and nine-months ended September 30, 2007, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2007.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL, truckload (TL) and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Integration Charges
Integration charges totaling zero and $2.4 million were expensed in the quarter and nine-months ended September 30, 2007, respectively, in connection with the acquisitions of the Connection and Madison Freight (See Note 3). These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.
New Accounting Pronouncements
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements
Business Segment Information
As a result of the sale of Jevic Transportation, Inc. in June 2006, the subsequent relocation of the corporate headquarters to Johns Creek, Georgia and the move to a focus on the operations of one company, management has modified its internal reporting whereby the Company’s chief operating decision maker now evaluates information on a consolidated basis and as a result, the Company will no longer report separate segment information. Jevic Transportation, Inc. has been reflected as discontinued operations.
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
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2007	2006	2007	2006
Numerator:
Income from continuing operations	$5,949	$7,681	$16,376	$20,564
Income (Loss) from discontinued operations, net	—	2	—	(46,447)

Net income (Loss)	$5,949	$7,683	$16,376	$(25,883)

Denominator:
Denominator for basic earnings per share– weighted average common shares	13,651	14,612	14,006	14,557
Effect of dilutive stock options	169	265	200	293
Effect of other common stock equivalents	41	29	36	24

Denominator for diluted earnings per share– adjusted weighted average common shares	13,861	14,906	14,242	14,874

Basic Earnings Per Share – Continuing Operations	$0.44	$0.53	$1.17	$1.41

Basic Loss Per Share – Discontinued Operations	—	—	—	(3.19)

Basic Earnings (Loss) Per Share	$0.44	$0.53	$1.17	$(1.78)

Diluted Earnings Per Share – Continuing Operations	$0.43	$0.52	$1.15	$1.38

Diluted Loss Per Share – Discontinued Operations	—	—	—	(3.12)

Diluted Earnings (Loss) Per Share	$0.43	$0.52	$1.15	$(1.74)

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
The purchase price of Madison Freight has been allocated based on management’s estimates as follows (in thousands):

Goodwill	$1,032
Acquired net tangible assets	1,312

Total allocation of purchase price	$2,344

Integration charges from the Madison Freight acquisition totaling zero and $0.9 million were expensed in the quarter and nine months ended September 30, 2007, respectively. These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.

During the second quarter of 2007, the Company allocated the purchase price in excess of net tangible assets between goodwill and other identifiable intangible assets related to the November 18, 2006 acquisition of the Connection. The purchase price is subject to the final adjustments with the former owner. The cash purchase price of the Connection of $17.5 million has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Accounts receivable	$8,259
Other current assets	552
Property and equipment	11,338
Acquired intangible assets:
Covenants not-to-compete (useful life of 5 years)	644
Customer relationships (useful life of 10 years)	2,900
Goodwill	4,638
Other assets	465
Current liabilities	(8,098)
Long-term liabilities	(3,202)

Total allocation of purchase price	$17,496

The gross amounts and accumulated amortization of identifiable intangible assets of the Company from all acquisitions are as follows (in thousands):

	September 30, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:

Customer lists	$4,600	$1,211	$1,700	$815
Covenants not-to-compete	3,550	2,754	2,713	2,502

	$8,150	$3,965	$4,413	$3,317

Amortization expense for intangible assets other than goodwill was $0.2 million and $0.1 million for the quarter ended September 30, 2007 and 2006, respectively. Amortization expense for intangible assets other than goodwill was $0.6 million and $0.4 million for the nine months ended September 30, 2007 and 2006, respectively. Estimated amortization expense for intangible assets other than goodwill for the five succeeding years as of September 30, 2007 follows (in thousands):

Amount
Remainder of 2007	$336
2008	846
2009	713
2010	425
2011	390
2012	290
(4) Commitments and Contingencies
Fuel Surcharge Litigation. In late July 2007, a lawsuit was filed in federal court in California against Saia and several other major LTL freight carriers alleging that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeking injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against Saia and other LTL freight carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. The plaintiffs in these cases are seeking class action certification. We believe that these claims have no merit and intend to vigorously defend ourselves. We have also received an indemnification claim related to the sale of Jevic Transportation arising from these lawsuits. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.

California Labor Code Litigation. The Company is a defendant in a lawsuit filed in California state court on behalf of California dock workers alleging various violations of state labor laws. The claims include the alleged failure of the Company to provide rest and meal breaks and the failure to reimburse the employees for the cost of work shoes, among other claims. The plaintiff is seeking class action certification. We have denied any liability and intend to vigorously defend ourselves. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely affect our financial position, results of operations or cash flows.
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
The Company and its subsidiaries file income tax returns in the U.S. federal and various state jurisdictions. The Company’s uncertain tax positions are related to tax years that remain subject to examination. For the U.S. federal jurisdiction open years are 2003 to 2006 and open years for the majority of the various state jurisdictions range from 2000 to 2006.
As of January 1, 2007, the Company had unrecognized tax benefits of $2.8 million. If recognized, these unrecognized tax benefits would be recorded as a component of income tax expense totaling approximately $1.8 million, net of federal tax benefits. There have been no significant changes to these amounts during the quarter and nine-months ended September 30, 2007. Based on the information currently available, no significant changes in these unrecognized tax benefits are expected in the next twelve months.
Estimated interest and penalties related to uncertain tax positions of income taxes are classified as a component of income tax expense in the statement of operations. The balance sheet includes cumulative accrued interest and penalties, exclusive of applicable federal tax benefits, of $1.1 million and $0.9 million as of September 30, 2007 and January 1, 2007, respectively.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. All of the following operating information is for continuing operations unless otherwise noted. (See Discontinued Operations discussion below.) The Company grew operating revenue by 9.6 percent in the third quarter of 2007 over the third quarter of 2006. Revenue growth was attributable to the acquisition of The Connection Company (the Connection) and Madison Freight Systems (Madison Freight) and improvement in yield (revenue per hundred weight).
Operating income was $12.7 million for the third quarter of 2007, a decrease from $14.0 million recorded in the prior-year quarter. The prior year quarter results included restructuring costs of $0.4 million due to the planned consolidation and relocation of the Company’s corporate headquarters to Johns Creek, Georgia. During the current quarter accident expense was $2.3 million higher than the prior year quarter due to increased severity. The Company also recorded a pre-tax benefit of $3.4 million in the third quarter of 2007 for equity-based compensation compared to a pre-tax charge of $1.9 million in the third quarter 2006 as a result of the impact of stock price changes in the respective periods. Earnings per share from continuing operations in the third quarter of 2007 were $0.43 per share compared to earnings per share from continuing operations in the third quarter of 2006 of $0.52 per share. Third quarter 2007 operating income was impacted by the soft freight environment, investments in new synergy lanes, increased accident severity, along with higher healthcare costs. The operating ratio (operating expenses divided by operating revenue) of 94.9 in the third quarter of 2007 compared to 93.8 in the third quarter of 2006.
The Company generated $30.6 million in cash from operating activities of continuing operations through the first nine months of the year compared with $45.4 million in the prior-year period. Cash flows from operating activities of discontinued operations were zero and $16.3 million for the nine months ended September 30, 2007 and 2006, respectively. The Company had net cash used in investing activities from continuing operations of $56.8 million during the first nine months of 2007 for the purchase of property and equipment and Madison Freight compared to $67.9 million from continuing operations in the first nine months of 2006. The Company received $41.2 million from the sale of Jevic in the first nine months of 2006 partially offset by a $5.3 million investment in discontinued operations for the first nine months of 2006. The Company’s cash from financing activities during the first nine months of 2007 included proceeds from borrowings on long-term debt of $47.5 million partially offset by $23.2 million of share repurchases, debt repayment of $6.4 million and $1.4 million of proceeds from stock option exercises. The Company had borrowings of $47.5 million on its credit agreement and a cash balance of $3.7 million as of September 30, 2007.
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
The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional and multi-regional LTL services and selected national LTL, truckload (TL) and guaranteed service solutions to a broad base of customers across the United States.
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

Results of Operations
Selected Results of Continuing Operations and Operating Statistics
For the quarters ended September 30, 2007 and 2006
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2007	2006	‘07 v. ‘06
Operating Revenue	$247,823	$226,118	9.6%
Operating Expenses:
Salaries, wages and employees’ benefits	129,261	122,421	5.6
Purchased transportation	20,710	18,461	12.2
Depreciation and amortization	9,785	8,260	18.5
Fuel and other operating expenses	75,414	63,021	19.7
Operating Income	12,653	13,955	(9.3)
Operating Ratio	94.9%	93.8%	1.1
Nonoperating Expense	2,584	1,672	54.5

Working Capital	17,729	43,424	(59.2)
Cash Flows from Continuing Operations (year to date)	30,641	45,386	(32.5)
Net Acquisitions of Property and Equipment (year to date)	54,474	67,870	(19.7)

Operating Statistics:
LTL Tonnage	950	867	9.5
Total Tonnage	1,135	1,042	8.9

LTL Shipments	1,739	1,559	11.5
Total Shipments	1,764	1,583	11.4

LTL Revenue per hundredweight	$12.14	$12.09
LTL Revenue per hundredweight excluding fuel surcharge	10.49	10.40

Total Revenue per hundredweight	$10.92	$10.85
Total Revenue per hundredweight excluding fuel surcharge	9.52	9.43
Quarter and nine-months ended September 30, 2007 vs. quarter and nine-months ended September 30, 2006
Continuing Operations
Revenue and volume
Revenue increased 9.6 percent to $247.8 million in the third quarter of 2007 as a result of the acquisitions of the Connection and Madison Freight which provided the basis for the tonnage increases. Fuel surcharge revenue, which was 12.8 percent of total revenue in the third quarter of 2007 compared to 13.1 percent of total revenue in the third quarter of 2006, is intended to mitigate the Company’s exposure to rising diesel prices.
Operating revenue excluding fuel surcharge was $216.0 million in the third quarter of 2007, up 9.9 percent from $196.5 million in the third quarter of 2006. Saia’s revenue growth was due to the acquisition of Connection and Madison Freight. LTL revenue per hundredweight increased 0.4 percent to $12.14 per hundredweight for the third quarter of 2007. LTL tonnage was up 9.5 percent to 1.0 million tons and LTL shipments were up 11.5 percent to 1.7 million shipments. During the third quarter of 2007, the majority of the growth in tonnage and shipments was also due to the acquisitions. The LTL yield was essentially flat for the quarter primarily due to the acquired businesses’ shorter average length of haul. On a pro forma basis, including the operations of the acquired companies in the third quarter of 2006, tonnage declined 7 percent due to a 5.3 percent drop in weight per shipment and 2.4% decline in shipment count, while yield increased 7.7 percent due to the impact of mix changes (increasing length of haul and declining weight per shipment). Management believes that Saia will be able to grow volume and increase yields through high quality service for its customers, growth in value added services, like Xtreme Guarantee® and industry consolidation. Approximately 70 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur intermittently throughout the year. The remaining 30 percent of revenue is subject to the annual general rate increase. On April 2, 2007, Saia implemented a 4.95 percent general rate increase for customers comprising this 30 percent of revenue compared to a 5.9 percent general rate increase on April 3, 2006. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.
For the nine-months ended September 30, 2007 operating revenues were $732.4 million up 11.7 percent from $655.6 million for the nine-months ended September 30, 2006 due to increased tonnage and higher yield including increases in fuel surcharge revenues. Fuel surcharge revenues decreased to 12.0 percent of revenue for the 2007 nine-month period compared to 12.1 percent for the prior year period. The increase in revenue, exclusive of fuel surcharges, is a result of the acquisition of both the Connection and Madison Freight.
Operating expenses and margin
Operating income was $12.7 million in the third quarter of 2007 compared to $14.0 million in the third quarter of 2006. The third quarter 2007 operating ratio (operating expenses divided by operating revenue) was 94.9 compared to 93.8 for the third quarter of 2006. Higher fuel costs, in conjunction with volume changes, caused $2.9 million of the increase in fuel and operating expenses and supplies. Quarter-over-quarter price and volume increases were more than offset by cost increases in wages, health care and accident expense. Purchased transportation expenses increased 12.2 percent reflecting increased tonnage and the opening of lanes to and from the acquired territory. Saia’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. The Company has delayed its 2007 annual wage increase from August until December. During the current quarter accident expense was $2.3 million higher than the prior year quarter due to increased severity, although frequency improved. The Company experiences volatility in accident expense as a result of its self insurance structure and $2.0 million retention limits per occurrence. The third quarter 2007 results included a reversal of the accrual for annual incentive compensation of $1.9 million. The current quarter results include $3.4 million of equity-based compensation benefit compared to a $1.9 million expense in the prior year quarter as a result of the impact of stock price changes in the respective quarters. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense which is tied to changes in the Company’s stock price. The third quarter of 2006 included restructuring charges of $0.4 million due to the consolidation and relocation of the Company’s corporate headquarters to Johns Creek, Georgia and no such charges were incurred in 2007.
For the nine-months ended September 30, 2007, operating income was $34.3 million with an operating ratio of 95.3 compared to operating income of $39.5 million with an operating ratio of 94.0 for the nine-months ended September 30, 2006. The nine months ended September 30, 2007 results include integration charges of $2.4 million due to the integration of the operations of the Connection and Madison Freight during the first quarter of 2007. The nine-months ended September 30, 2006 include restructuring costs of $1.5 million as well as $0.5 million of costs related to the resolution of a proxy matter and fees associated with the strategic evaluation process that concluded in the second quarter 2006.
Other
Substantially all non-operating expenses represent interest expense and the increase in net non-operating expenses is a result of overall higher average debt balances during the third quarter of 2007 versus the third quarter of 2006. The effective tax rate was 40.9 percent for the quarter ended September 30, 2007 compared to 37.5 percent for the quarter ended September 30, 2006. The change in the effective tax rate is primarily a result of lower forecasted income for 2007 and the effects of a $0.7 million tax credit recognized in the nine months ended September 30, 2006.
Income from continuing operations was $5.9 million, or $0.43 per diluted share, in the third quarter of 2007 compared to $7.7 million or $0.52 per diluted share in the third quarter of 2006. Income from continuing operations was $16.4 million or $1.15 per diluted share in the first nine months of 2007 compared to income from continuing operations of $20.6 million or $1.38 per diluted share in the first nine months of 2006.
Discontinued Operations
On June 30, 2006, the Company completed the sale for cash of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business, to a private investment firm, pursuant to a Stock Purchase Agreement dated June 30, 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a loss from discontinued operations of zero and $46.4 million for the quarter and nine months ended September 30, 2006, respectively, compared to no activity for discontinued operations in the third quarter and nine months of 2007.
Working capital/capital expenditures
Working capital at September 30, 2007 was $17.7 million, which decreased from working capital at September 30, 2006 of $43.4 million due to cash used for acquisitions, capital expenditures and the stock repurchase program. Cash flows from operating activities were $30.6 million for the nine-months ended September 30, 2007 versus cash from operations of $45.4 million for the nine-months ended September 30, 2006. For the nine-months ended September 30, 2007 cash used in investing activities was $56.8 million versus $26.7 million in the prior-year nine-month period primarily due to the sale of Jevic at June 30, 2006. The 2007 acquisition of property and equipment includes investments in real estate for terminals and in both additions and replacement of revenue equipment and technology equipment and software. For the nine-months ended September 30, 2007, cash from financing activities was $19.3 million versus cash from financing activities of $1.3 million for the prior-year nine months. Current year financing activities included $47.5 million net borrowings on the revolving credit facility partially offset by $23.2 million for share repurchases.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. For the balance of 2007, we plan to continue to focus on achieving top quality service and safety performance while investing in management and infrastructure for future growth and profitability improvement. Saia continues to evaluate opportunities to grow and further increase profitability. Given volume trends in the first nine months of 2007, there is present uncertainty as to the extent to which the economy is softening.
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
Planned cost management initiatives include, but are not limited to, seeking gains in cost management, productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely should the economy soften from present levels, the Company intends to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. Additionally, the Company has delayed its 2007 annual wage increase from August until December. The delay in the annual wage increase is due to the challenging economic environment and the Company’s current performance. The August 2006 average wage increase was 2.7% and the December 2007 wage increase is expected to average 2.5%. The Company had increased accident expense of $2.3 million in the third quarter of 2007 as compared to third quarter 2006 as a result of severity and has seen accident severity continue in the fourth quarter. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under Risk Factors.
See “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157 (“SFAS No. 157”), “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements.  SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy.  Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities.  SFAS No. 157 is effective for the Company’s fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements.

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
The Company’s long-term debt at September 30, 2007 includes $90.0 million in Senior Notes, under a $150 million Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates that are unsecured with a fixed interest rate of 7.38 percent. Payments due under the Senior Notes are semi-annual principal and interest payments, with the final payment due December 2013. Under the terms of the Senior Notes, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2007, the Company was in compliance with these covenants. In addition, the Company has third party borrowings of approximately $14.4 million in subordinated notes.
Saia has a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement is unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and matures in January 2009. At September 30, 2007, the Company had $47.5 million of borrowings under the Credit Agreement, $49.4 million in letters of credit outstanding under the Credit Agreement and availability of $13.1 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, the Company must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At September 30, 2007, the Company was in compliance with these covenants.
At December 31, 2006, the Company’s former parent company (Yellow) provided guarantees on behalf of the Company primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, the Company pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims through October 2005 after which time it is cost plus 100 basis points through October 2007. At September 30, 2007, the portion of collateral allocated by Yellow to the Company in support of these claims was $1.5 million.
Projected net capital expenditures for 2007 are approximately $99 million including several strategic real estate opportunities within Saia’s existing network. This represents an approximately $8 million increase from 2006 net capital expenditures for property and equipment. Approximately $45 million of the remaining 2007 capital budget was committed at September 30, 2007. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures. During the remainder of 2007, we expect to purchase strategic real estate in the major market of Southern California totaling $20.8 million, which is included in the $99 million net capital expenditure projection above.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $76.1 million for the year ended December 31, 2006, which were $3.8 million more than 2006 net cash used in investing activities. Cash flows from operations were $30.6 million for the nine months ended September 30, 2007 which funded a portion of the $56.8 million of cash flows used in investing activities for total net capital expenditures and acquisition of Madison Freight. Cash flows from operating activities for the nine months ended September 30, 2007 were $31.1 million lower than the prior year period due to the sale of Jevic and increased accounts receivable. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($3.7 million at September 30, 2007) and availability under its revolving credit facility ($13.1 million at September 30, 2007). In addition to these sources of liquidity, the Company has $50 million under its long-term debt facilities, which is available to fund other longer-term strategic investments. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment, investments in technology and real estate. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in Form 10-K for the year ended December 31, 2006 for additional information.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2007 (in millions):

	Payments due by year
	2007	2008	2009	2010	2011	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$47.5	$—	$—	$—	$47.5
Long-term debt (1)	6.4	11.4	18.9	18.9	18.6	29.9	104.1
Operating leases	3.7	12.1	8.1	5.0	3.0	3.0	34.9
Purchase obligations (2)	47.4	3.3	—	—	—	—	50.7

Total contractual obligations	$57.5	$26.8	$74.5	$23.9	$21.6	$32.9	$237.2

(1)	In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $10 million for 2007 and decreasing for each year thereafter, based on borrowings outstanding at September 30, 2007.

(2)	Includes commitments of $47.9 million for capital expenditures.

	Amount of commitment expiration by year
	2007	2008	2009	2010	2011	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$13.1	$—	$—	$—	$13.1
Letters of credit	0.4	50.3	—	—	—	—	50.7
Surety bonds	—	4.4	0.5	—	—	—	4.9

Total commercial commitments	$0.4	$54.7	$13.6	$—	$—	$—	$68.7

The Company has unrecognized tax benefits of approximately $3.1 million and accrued interest and penalties of $1.1 million related to the unrecognized tax benefits as of September 30, 2007. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s workers compensation, bodily injury and property damage and general liability claims that were estimated to be approximately $15.3 million at the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. In addition, the Company agreed to maintain approximately $1.0 million of surety bonds outstanding at the transaction date of which $0.1 million remain outstanding at September 30, 2007. The buyer agreed to use its reasonable best efforts to affect a release of the Company from this obligation or otherwise replace these surety bonds. We do not anticipate future obligations or liabilities in addition to those already recorded in our financial statements related to this transaction.

Critical Accounting Policies and Estimates
The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:
•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For only the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2.0 million above its $1.0 million per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition of Clark Bros. in 2004, the Connection in 2006 and Madison Freight in 2007, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial

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
Forward-Looking Statements
Certain statements in this Report, including those contained in “Results of Operations,” “Outlook” and “Financial Condition” are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, and effects of the Jevic sale, future performance and business of the Company. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek,” “should,” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; indemnification obligations associated with the sale of Jevic; the effect of ongoing litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with recent legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; the Company’s determination from time to time whether to purchase any shares under the repurchase program; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for December 31, 2006, as updated by Item 1A of this Form 10-Q.
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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2007. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2007
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Fixed rate debt	$6.4	$11.4	$18.9	$18.9	$18.6	$29.9	$104.1	$110.6
Average interest rate	7.32%	7.33%	7.34%	7.35%	7.23%	7.38%
Variable rate debt	$—	—	$47.5	$—	$—	$—	$47.5	$47.5
Average interest rate	—	7.75%	—	—	—	—
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 4 of the accompanying consolidated financial statements.
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2006 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
							(d) Maximum
							Number (or
					(c) Total Number		Approximate Dollar
	(a) Total				of Shares (or		Value) of Shares (or
	Number of		(b) Average		Units) Purchased		Units) that May Yet
	Shares (or		Price Paid per		as Part of Publicly		be Purchased under
	Units)		Share (or		Announced Plans		the Plans or
Period	Purchased		Unit)		or Programs		Programs
July 1, 2007 through July 31, 2007	2,460	(2)	$21.15	(2)	—	(1)	$17,827,046	(1)
August 1, 2007 through August 31, 2007	6,800	(3)	18.59	(3)	976,700	(1)	—	(1)
September 1, 2007 through September 30, 2007	—	(4)	—	(4)	—	(1)	—	(1)

Total	9,260				976,700

(1)	Shares purchased as part of publicly announced programs were purchased on the open market in accordance with the Company’s $25,000,000 stock repurchase program that was announced on November 27, 2006. This stock repurchase program was completed in August 2007. Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of July 1, 2007 through July 31, 2007.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of August 1, 2007 through August 31, 2007.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of September 1, 2007 through September 30, 2007.
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

SAIA, INC.
Date: October 31, 2007	/s/ James A. Darby
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