Form 10-K
period 2007-12-31
SAIA INC
filed 2008-02-28
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983
Saia, Inc.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400
Johns Creek, Georgia	30097

(Address of Principal Executive Offices)	(Zip Code)
(770) 232-5067
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq National Market
Preferred Stock Purchase Rights	The Nasdaq National Market
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐       No ☑
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      Large accelerated filer ☐               Accelerated filer ☑                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☑
As of June 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $381,753,811 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 15, 2008 was 13,448,602.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2007, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 24, 2008 have been incorporated by reference into Part III of this Form 10-K.

PART I.
Item 1. Business
Overview
Saia, Inc. (Saia or the Company) is a leading asset-based trucking company that provides a variety of transportation and supply chain solutions to a broad range of industries, including the retail, chemical and manufacturing industries.
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
On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid less-than-truckload (LTL) and truckload (TL) carrier business to a private investment firm. The transaction included net cash proceeds of $41.3 million and $12.5 million in income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s financial statements for all periods presented.
We are now a single segment company with one operating subsidiary, Saia Motor Freight Line LLC (Saia Motor Freight). We serve a wide variety of customers by offering regional and interregional LTL services and guarantee expedited services. None of our approximately 8,200 employees is represented by a union. In 2007 from continuing operations, Saia generated revenue of $976 million and operating income of $38.2 million. In 2006 from continuing operations, Saia generated revenue of $875 million and operating income of $50.0 million.
Saia Motor Freight Line LLC.
Founded in 1924, Saia Motor Freight is a leading multi-regional LTL carrier that serves 33 states in the South, Southwest, Midwest, Pacific Northwest and the West. Saia Motor Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia Motor Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds, but also provides selected guaranteed, expedited and truckload service.
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
As of December 31, 2007, Saia Motor Freight operated a network comprised of 151 service facilities. In 2007, the average Saia Motor Freight shipment weighed approximately 1,295 pounds and traveled an average distance of approximately 630 miles. In March 2001, Saia Motor Freight successfully integrated its WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia Motor Freight acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern LTL carrier serving 11 states with approximately 600 employees. The operations of Clark Bros. were successfully integrated into Saia Motor Freight in May 2004 bringing the benefits of Saia Motor Freight transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. On November 18, 2006, Saia Motor Freight acquired The Connection Company (the Connection), a less-than-truckload carrier serving four states (Indiana, Kentucky, Michigan, and Ohio) with approximately 700 employees. The operations of the Connection were integrated into Saia Motor Freight in February 2007. On February 1, 2007, Saia Motor Freight acquired Madison Freight Systems, Inc. (MFS), a less-than-truckload carrier serving all of Wisconsin and parts of Illinois and Minnesota with approximately 200 employees. The operations of MFS were integrated into the Saia Motor Freight network in March 2007.

Industry
According to an American Trucking Associations report, in 2006 the trucking industry accounted for 84 percent of total domestic freight revenue, or $646 billion, and 69 percent of domestic freight volume. Trucks provide transportation services to virtually every industry operating in the United States and generally offer higher levels of reliability, shipment integrity and speed than other surface transportation options.
The trucking industry consists of three segments, including private fleets and two “for-hire” carrier groups. The private carrier segment generated approximately $288 billion in revenue or 37 percent of total trucking revenue and consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” groups, TL and LTL, are based on the typical shipment sizes handled by transportation service companies. TL refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds.
Saia is primarily an LTL carrier. The LTL segment accounted for approximately $48 billion of revenue in 2006, or 6 percent of total trucking revenue, according to the American Trucking Associations.
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
Over the last several years there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple markets. For example, a number of companies are focusing on serving one- and two-day lanes, as well as serving three and more day markets between adjacent regions. Saia operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes.
The TL segment is the largest portion of the “for-hire” truck transportation market. In 2006 the TL segment generated approximately $310 billion in revenue or 40 percent of total trucking revenue, according to the American Trucking Associations. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time, making multiple delivery stops.
Because TL carriers do not require an expansive network to provide point-to-point service, the overall cost structure of TL participants is typically lower relative to LTL service providers. The TL segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a TL company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia Motor Freight participates in the TL market as a means to fill empty miles in lanes that are not at capacity.
Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment, largely due to the number of transactions and number of customers served on a daily basis. Saia Motor Freight picks up approximately 27,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment, with a few large national carriers and several large regional carriers.
Business Strategy
Saia has grown over the last decade through a combination of organic growth and the integration or “tuck-in” of smaller trucking companies. In 2001, Saia integrated WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest, and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004, Saia acquired and integrated Clark Bros., a Midwestern less-than-truckload carrier serving eleven states. Saia has successfully integrated these companies, which had contiguous regional coverage with minimal overlap. In late 2006, Saia acquired the Connection which operated in Indiana, Kentucky, Michigan and Ohio. Saia integrated the operations of the Connection during February 2007. Saia acquired Madison Freight Systems in February 2007 and integrated their operations in March 2007. Madison operated in Wisconsin, Illinois and Minnesota.
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
Manage yields and business mix.
This strategy involves managing both the pricing process and the mix of customers and segments in ways that allow our networks to operate more profitably. Regional pricing became increasingly competitive as the economy slowed in 2007. Management expects pricing to be more rational when the economy improves and it should benefit from industry consolidation and tight capacity in the future.
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
Expand geographic footprint.
While our immediate priority is to improve profitability of existing geography, over time we plan to pursue additional geographic expansion at Saia as we believe it promotes profitability growth and improves our customer value proposition. For example, we believe Saia’s 2004 acquisition of Clark Bros. accounted for the some of Saia’s strongest revenue trends, which were shipments into and out of this new geography.
Management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience in 2001 in integrating WestEx and Action Express into Saia and in 2004 in integrating Clark Bros. into Saia. Also during November 2006, Saia acquired the Connection expanding its footprint into Indiana, Kentucky, Michigan and Ohio and integrated it into Saia’s operations in February 2007. On February 1, 2007, Saia acquired MFS to expand its coverage and density in Wisconsin and integrated it into Saia’s operations in March 2007.
Seasonality
Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest while the second and third quarters are the strongest. Quarterly profitability is also impacted by the timing of salary and wage increases which has varied in recent years.
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
Environmental Protection Agency.
A significant reduction in emissions occurred in 2007, which included both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations increased the cost of replacing and maintaining trucks, and also increased fuel costs by lowering miles per gallon.
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

Executive Officers
Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	46	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer, Saia Motor Freight Line, LLC since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Anthony D. Albanese	55	Senior Vice President of Sales & Operations of Saia Motor Freight Line, LLC since 1999.

James A. Darby	56	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006, having served as Vice President of Finance & Administration for Saia Motor Freight Line, LLC since 2000.

Mark H. Robinson	49	Vice President and Chief Information Officer of Saia, Inc. since August 2005, having served as Vice President of Information Technology for Saia Motor Freight Line, LLC since 1999.

Sally R. Buchholz	50	Vice President of Marketing and Customer Service of Saia Motor Freight Line, LLC since 1999.

Stephanie R. Maschmeier	35	Controller, Saia, Inc. since October 2007, having served as director of financial reporting and taxation. Ms. Maschmeier joined Saia, Inc. in July 2002 as corporate financial reporting manager. Prior to joining Saia, Inc., Ms. Maschmeier had eight years of experience in public accounting with Ernst & Young LLP.
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
Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Global political events, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically we have been able to offset significant fuel price increases through fuel surcharges and other pricing adjustments to our customers, but we cannot be certain that we will be able to do so in the future. In addition, in recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges and fuel surcharges have more than offset higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce the Company’s revenue and yield until we made the appropriate adjustments to our pricing strategy.
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

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. A significant reduction in emissions occurred in 2007, which included both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations increased the cost of replacing and maintaining trucks, and increased fuel costs by reducing miles per gallon. These regulations have the potential to reduce availability of fuel and reduce productivity.
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
Our business is highly capital intensive. Our net capital expenditures from continuing operations for 2007 were approximately $89 million and we anticipate net capital expenditures in 2008 of approximately $56 million including $39 million for strategic real estate projects. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable in the future to raise sufficient capital or borrow sufficient funds to make these purchases, our growth could be impacted and could potentially result in operating trucks and trailers for longer periods of time, which could have a material adverse effect on operations.
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
We rely heavily on technology to operate our business, and any disruption to our technology infrastructure could harm our operations.
Our ability to attract and retain customers and compete effectively depends in part upon reliability of our technology network, including our ability to provide services that are important to our customers. Any disruption to our technology infrastructure, including those impacting our computer systems and web site, could adversely impact our customer service, revenues and result in increased costs. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on us.
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
The Company and its subsidiary are subject to various warranties, representations and indemnification provisions under the Stock Purchase Agreement. Adverse developments related to those warranties, representations and indemnification provisions could have a material adverse effect on us. We have received an indemnification claim related to the sale of Jevic Transportation arising from the fuel surcharge lawsuits. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.
We intend in the future to make additional acquisitions. We may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks, including:

•	difficulty in integrating the operations and personnel of the acquired company;

•	disruption of our ongoing business, distraction of our management and employees from other opportunities and challenges due to integration issues;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses; and

•	potential failure of the due diligence processes to identify significant issues with legal and financial contingencies, among other things.
In the event that the integrations are not successfully completed there could be a material adverse effect on us.
We face litigation risks that could have a material adverse effect on the operation of our business.
We face litigation concerning our fuel surcharge program and litigation regarding various alleged violations of state labor laws. See Part I, Item 3, “Legal Proceedings” for a more detailed description of these proceedings.  These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance and could have a material adverse affect on us.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Saia is headquartered in Johns Creek, Georgia. At December 31, 2007 Saia owned 44 service facilities and the Houma, Louisiana general office and leased 107 service facilities, the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 29 percent of its service facility locations, these locations account for 46 percent of its door capacity. This follows the Saia strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2007, Saia owned all of its 3,579 tractors and 11,449 trailers.
Top 20 Saia Service Facilities by Number of Doors at December 31, 2007

Location	Own/Lease	Doors
Atlanta, GA	Own	224
Dallas, TX	Own	174
Houston, TX	Own	158
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	112
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Los Angeles, CA	Lease	80
Fontana, CA	Own	79
St. Louis, MO	Lease	73
Indianapolis, IN	Lease	68
Miami, FL	Own	68
Markham, IL	Lease	68
Chicago, IL	Lease	67
South Bend, IN	Lease	66
Jacksonville, FL	Lease	64
Garland, TX	Lease	63
Toledo, OH	Lease	61
Phoenix, AZ	Own	59

Item 3. Legal Proceedings
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
California Labor Code Litigation. The Company is a defendant in a lawsuit filed in California state court on behalf of California dock workers alleging various violations of state labor laws. The claims include the alleged failure of the Company to provide rest and meal breaks and the failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement and are in the process of documenting the proposed agreement and submitting the proposed settlement agreement to the court for approval. The proposed settlement has been reflected as a liability of $0.8 million as of December 31, 2007 and was recorded as other operating expense in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not materially adversely effect our financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.
PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Stock Price Information

Saia’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SAIA.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2007
First Quarter	$23.33	$28.49
Second Quarter	$22.81	$30.37
Third Quarter	$15.68	$29.15
Fourth Quarter	$11.76	$17.25
Year Ended December 31, 2006
First Quarter	$21.36	$31.53
Second Quarter	$23.12	$30.75
Third Quarter	$25.30	$34.04
Fourth Quarter	$22.80	$36.17
Stockholders

As of January 31, 2008, there were 1,758 holders of record of our common stock.

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
Equity Compensation Plan Information

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuances under
	exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders	353,569	$14.98	562,799	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	353,569	$14.98	562,799

(1)	See Note 9 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. No more than 100,000 of the amount remaining available may be issued in the form of restricted stock under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities —

Issuer Purchases of Equity Securities
							(d) Maximum
					(c) Total Number		Number (or
	(a) Total				of Shares (or		Approximate Dollar
	Number of		(b) Average		Units) Purchased		Value) of Shares (or
	Shares (or		Price Paid per		as Part of Publicly		Units) that May Yet
	Units)		Share (or		Announced Plans		be Purchased under
Period	Purchased		Unit)		or Programs		the Plans or Programs
October 1, 2007 through October 31, 2007	790	(2)	$15.24	(2)	—	(1)	—	(1)
November 1, 2007 through November 30, 2007	16,890	(3)	13.31	(3)	—	(1)	—	(1)
December 1, 2007 through December 31, 2007	2,380	(4)	13.48	(4)	—	(1)	—	(1)

Total	20,060				—

(1)	Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of October 1, 2007 through October 31, 2007.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of November 1, 2007 through November 30, 2007.

(4)	The SCST Executive Capital Accumulation Plan sold 870 shares of Saia stock on the open market at $14.61 during the period of December 1, 2007 through December 31, 2007.

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

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue — continuing operations	$976,123	$874,738	$754,038	$645,374	$520,668
Operating income — continuing operations (1)	38,168	49,994	50,436	30,342	22,255
Income from continuing operations	17,085	25,873	25,158	13,222	7,828
Net income (loss)	18,342	(20,681)	27,459	19,259	14,933
Diluted earnings per share — continuing operations	1.22	1.74	1.67	0.86	0.52
Diluted earnings (loss) per share	1.31	(1.39)	1.82	1.26	0.99

Other financial data:
Net cash provided by operating activities	46,271	76,137	83,903	55,239	58,270
Net cash used in investing activities (2)	(91,429)	(72,298)	(53,701)	(79,992)	(49,830)
Depreciation and amortization	38,685	32,550	28,849	27,898	23,986

Balance sheet data:
Cash and cash equivalents	6,656	10,669	16,865	7,499	29,975
Net property and equipment	368,772	314,832	246,634	223,625	192,733
Total assets	560,583	487,400	554,741	509,548	464,843
Total debt	172,845	109,984	114,913	122,810	116,510
Total shareholders’ equity	200,652	203,155	228,392	212,542	189,582

Measurements:
Operating ratio (3)	96.1%	94.3%	93.3%	95.3%	95.7%

(1)	Operating expenses in 2007 includes integration charges of $2.4 million relating to the integration of the Connection and Madison Freight into Saia. Operating expenses in 2006 include restructuring charges of $2.6 million relating to the consolidation and relocation of the holding company to Johns Creek, GA and integration charges of $1.5 million relating to the integration of the Connection into Saia. Operating income in 2005 includes a $7.0 million gain from sale of excess real estate. Operating expenses in 2004 include integration charges of $2.1 million relating to the integration of Clark Bros. into Saia.

(2)	Net cash used in investing activities in 2007 includes $2.3 million for the acquisition of Madison Freight. Net cash used in investing activities in 2006 include $16.9 million for the acquisition of the Connection and proceeds from the sale of Jevic of $41.3 million. Net cash used in investing activities in 2004 include $23.5 million for the acquisition of Clark Bros.

(3)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 11.6 percent in 2007 over 2006. Revenue growth was primarily attributable to the acquisition of The Connection Company (the Connection) and Madison Freight Systems (Madison Freight) and improvement in yield (revenue per hundred weight), including the effects of higher fuel surcharges.
Consolidated operating income from continuing operations was $38.2 million for 2007 compared to $50.0 million in 2006. The 2007 results include $2.4 million of pre-tax integration charges due to the acquisition of the Connection and Madison Freight in February 2007. The 2006 results include $1.5 million of pre-tax integration charges due to the acquisition of the Connection in November 2006. In addition, the Company recorded a pre-tax charge of $2.6 million in 2006 related to the consolidation and relocation of the Company’s corporate headquarters to Johns Creek, Georgia. The 2007 operating income decrease resulted primarily from lower productivity, impacted by the weak economic environment, investments in new synergy lanes and increased accident severity. Diluted earnings per share from continuing operations were $1.22 per share, a decrease of 30 percent from the prior year.
The Company generated $46.3 million in cash from operating activities of continuing operations versus generating $55.6 million in the prior-year period. Cash flows from operating activities of discontinued operations were zero for 2007 versus $20.5 million for 2006. The Company had net cash used in investing activities from continuing operations of $91.4 million during 2007 for the purchase of property and equipment and the acquisition of Madison Freight. Cash used in financing activities during 2007 included $11.4 million in principal payments on long-term debt and $23.2 million in share repurchases only partially offset by proceeds from stock option exercises of $2.0 million. The Company had borrowings of $48.7 million on its credit agreement and a cash balance of $6.7 million as of December 31, 2007.
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
The Company is a an asset-based transportation company providing regional and interregional LTL services and selected national LTL, and guaranteed expedited service solutions to a broad base of customers across 33 states. Our operating subsidiary is Saia Motor Freight Line, LLC (Saia Motor Freight), based in Johns Creek, Georgia. The Company integrated the operations of the Connection into Saia Motor Freight in February 2007. The Company integrated the operations of Madison Freight into Saia Motor Freight in March 2007.
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
Results of Operations
Saia, Inc. and Subsidiaries
Selected Results of Continuing Operations and Operating Statistics
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2007	2006	2005	‘07 v. ’06	‘06 v. ’05
Operating Revenue	$976,123	$874,738	$754,038	11.6%	16.0%
Operating Expenses:
Salaries, wages and employees’ benefits	524,599	473,956	413,710	10.7	14.6
Purchased transportation	76,123	70,029	62,557	8.7	11.9
Depreciation and amortization	38,685	32,550	28,849	18.8	12.8
Other operating expenses	298,548	248,209	198,486	20.3	25.1
Operating Income	38,168	49,994	50,436	(23.7)	(0.9)
Operating Ratio	96.1%	94.3%	93.3%	1.9	1.0
Nonoperating Expenses	9,777	8,021	9,435	21.9	(15.0)

Working Capital	25,083	7,043	10,973	256.1	(35.8)
Operating Cash Flow from Continuing Operations	46,271	55,643	60,910	(16.8)	(8.6)
Net Acquisitions of Property & Equipment	89,085	90,748	33,305	(1.8)	172.5

Saia Motor Freight Operating Statistics:
LTL Tonnage	3,794	3,460	3,144	9.7	10.1
Total Tonnage	4,527	4,150	3,802	9.1	9.2

LTL Shipments	6,888	6,177	5,637	11.5	9.6
Total Shipments	6,988	6,272	5,727	11.4	9.5

LTL Revenue Per Hundredweight	12.00	11.73	11.10	2.3	5.7

Total Revenue Per Hundredweight	10.79	10.54	9.92	2.4	6.2
Continuing Operations
Year ended December 31, 2007 vs. year ended December 31, 2006
Revenue and volume
Consolidated revenue increased 11.6 percent to $976.1 million as a result of the acquisitions of the Connection and Madison Freight, which led to increased volumes as both shipments and LTL tonnage were up over the prior year. We believe volume gains were primarily attributable to the acquisitions and market share gains into and out of Saia’s newer Midwest markets. While fuel costs increased during 2007, higher fuel surcharge revenues offset higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.3 percent to $12.00 per hundredweight for 2007 including the impact of fuel surcharges. Saia’s LTL tonnage was up 9.7 percent to 3.8 million tons and LTL shipments were up 11.5 percent to 6.9 million shipments. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On April 2, 2007, Saia Motor Freight implemented a 4.95 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated operating income of $38.2 million in 2007 compared to $50.0 million in 2006. The 2007 results include $2.4 million of pre-tax integration charges from the acquisition of the Connection in November 2006 and Madison Freight in February 2007. The 2006 results include $1.5 million of pre-tax integration charges from the acquisition of the Connection in November 2006. In addition, the Company recorded a pre-tax charge in 2006 of $2.6 million related to the consolidation and relocation of the Company’s corporate headquarters to Johns Creek, Georgia. These restructuring charges are largely for severance benefits and stay incentives through the transition period. The 2007 operating ratio (operating expenses divided by operating revenue) was 96.1 compared to 94.3 for 2006. However, excluding the integration charges from 2007 and the restructuring and integration charges from 2006, the comparative operating ratios would have been 95.8 in 2007 versus 93.8 in 2006. Higher fuel prices, in conjunction with volume changes, caused $19.9 million of the increase in fuel, operating expenses and supplies. Year-over-year price and volume increases were more than offset by cost increases in wages, health care, accident expense and depreciation and maintenance. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased 8.7 percent reflecting both increased utilization driven by volume increases and the opening of lanes to and from the acquired territories. During the current year accident expense was $8.3 million higher than prior year due to increased severity, although frequency has improved. The Company experiences volatility in accident expense as a result of its self insurance structure and $2.0 million retention limits per occurrence. Saia’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. The annual wage rate increase for 2007 averaged 2.5 percent, however the Company delayed the increase from August until December. The Company recorded a pre-tax benefit of $3.0 million and a pre-tax charge of $3.0 million for equity-based compensation as a result of the stock price performance during 2007 and 2006, respectively. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price.
Other
Substantially all the Company’s non-operating expenses represent interest expense. Interest costs were $10.1 million in 2007 versus $9.3 million in 2006, reflecting the increase in average outstanding indebtedness in 2007. The Company’s capital structure consists predominantly of longer-term, fixed rate instruments. The consolidated effective tax rate was 39.8 percent in 2007 compared to 38.4 percent in 2006. The 2006 effective tax rate included approximately $0.7 million of non-recurring tax credits. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.
Working capital/capital expenditures
Working capital at December 31, 2007 was $25.1 million, which increased from working capital at December 31, 2006 of $7.0 million due to higher accounts receivable and lower accrued payroll. Cash flows from operating activities were $46.3 million for 2007 versus cash flows from operations of $76.1 million for 2006. Cash flows from operating activities in 2007 and 2006 included zero and $20.5 million from discontinued operations, respectively. For 2007 cash used in investing activities was $91.4 million versus $72.3 million in the prior year, which included the proceeds from the sale of Jevic at June 30, 2006. The 2007, acquisition of property and equipment includes investments in real estate for terminals, purchase of growth and replacement units of revenue equipment, and investment in technology and software. Cash from financing activities was $41.1 million in 2007 versus cash used in financing activities of $10.0 million for the prior year. Current year financing activities included $48.7 million net borrowings on the revolving credit facility and $25.0 million in proceeds from new senior notes partially offset by $23.2 million for share repurchases.
Year ended December 31, 2006 vs. year ended December 31, 2005
Revenue and volume
Consolidated revenue increased 16.0 percent to $874.7 million as a result of improved pricing and increased volumes as both shipments and LTL tonnage were up over the prior year along with the $7.2 million of revenue from the acquisition of the Connection in November 2006. Management believes volume gains were attributable to market share gains into and out of Saia’s newer Midwest markets, continued high quality service, industry consolidation, and Company specific initiatives partially offset by a slowing economy in the third and fourth quarters of 2006. While fuel costs increased during 2006, higher fuel surcharge revenues have more than offset higher diesel fuel costs. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.
Saia Motor Freight’s LTL revenue per hundredweight (a measure of yield) increased 5.7 percent to $11.73 per hundredweight for 2006. Saia Motor Freight experienced stronger price increases in 2006 over 2005, especially in the first half of 2006. Growth during 2006 was stronger during the first half of 2006 versus the second half of 2006 due to the slowing of the economy. Saia Motor Freight LTL tonnage was up 10.1 percent to 3.5 million tons and LTL shipments were up 9.6 percent to 6.2 million shipments. Management believes that Saia Motor Freight continued to grow volume by providing high quality service for its customers, continued market share gains from its 2004 Midwest expansion, industry consolidation in its market segments, sales initiatives in specific market segments and our Xtreme Guarantee program. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On April 3, 2006, Saia Motor Freight implemented a 5.9 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated operating income of $50.0 million in 2006 compared to $50.4 million in 2005. The 2005 results included a $7.0 million pre-tax real estate gain. The 2006 results include $1.5 million of pre-tax integration charges from the acquisition of the Connection in November 2006. In addition, the Company recorded a pre-tax charge in 2006 of $2.6 million related to the consolidation and relocation of the Company’s corporate headquarters to Johns Creek, Georgia. These restructuring charges are largely for severance benefits and stay incentives through the transition period. The 2006 operating ratio (operating expenses divided by operating revenue) was 94.3 compared to 93.3 for 2005. However, excluding the restructuring and integration charges from 2006 and the real estate gain from 2005, the comparative operating ratios would have been 93.8 in 2006 versus 94.2 in 2005. Higher fuel prices, in conjunction with volume changes, caused $24.3 million of the increase in fuel, operating expenses and supplies. Year-over-year price and volume increases were partially offset by cost increases in wages, health care, workers’ compensation, claims expense and deprecation and maintenance. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased 11.9 percent reflecting both increased utilization driven by volume increases and increased cost per mile largely driven by both capacity constraints and fuel price increases. The Company recorded a pre-tax charge of $3.0 million and $0.6 million in 2006 and 2005, respectively for equity-based compensation as a result of the stock price performance during each year. Equity-based compensation and restructuring charges totaled approximately $0.29 per diluted share in 2006 compared to $0.02 per diluted share in 2005.
The Company’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. During the third quarter of 2005, the Company experienced two hurricanes that caused property damage and disrupted operations. The Company reached a settlement in the third quarter of 2006 on its insurance claims related to the hurricanes; the remaining insurance recovery was recognized upon finalizing this negotiated settlement for the remaining claims. In the fourth quarter of 2005, the Company recorded a partial insurance recovery of $1.0 million for losses attributable to Hurricane Katrina. An additional net benefit of $1.1 million was recognized in connection with these claims during the third quarter of 2006.
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
Discontinued Operations
On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc., its hybrid less-than-truckload and truckload trucking carrier business to a private investment firm in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment and in accordance with the agreement the Company received $0.1 million during the fourth quarter of 2006. Transaction fees and expenses totaled approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Code that resulted in an estimated $11.2 million income tax benefit from the transaction. The Company utilized the tax benefit from the transaction in the third and fourth quarter of 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic Transportation, Inc. operations as discontinued operations. The Company recorded a non-cash after-tax charge on the sale of Jevic Transportation of $43.8 million, net of income tax benefits or $2.94 per share. The Company also recorded loss from discontinued operations for the year ended December 31, 2006 of $2.8 million compared to income from discontinued operations of $2.3 million for the year ended December 31, 2005. In 2007, the Company recorded a tax benefit as a result of filing all of the state income tax returns for 2006 allowing the Company to have all of the necessary information to finalize the amount of tax benefit associated with the loss on the sale of Jevic.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. Given the volume trends in 2007 and early 2008, there remains uncertainty as to the direction of the economy for the balance of 2008. For 2008, we plan to continue to focus on providing top quality service and improving safety performance while building density within our existing geography. Saia continues to evaluate opportunities to grow and further increase profitability.
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density and improving performance in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under Risk Factors.
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under Risk Factors.
See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
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
On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes under the same Master Shelf Agreement on November 30, 2007.

The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. Payments due under the $25 million Senior Notes will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payment due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2007 and 2006, the Company was in compliance with these covenants.
At December 31, 2007 Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. At December 31, 2007, Saia had $48.7 million of borrowings under the Credit Agreement, $49.2 million in letters of credit outstanding under the Credit Agreement and availability of $12.0 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must maintain several financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2007, Saia was in compliance with these covenants. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test.
At December 31, 2007, Yellow provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the Spin-off, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through October 2008. At December 31, 2007, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.
Projected net capital expenditures for 2008 are approximately $56 million including approximately $39 million for several strategic real estate opportunities within Saia’s existing network. This represents an approximately $33 million decrease from 2007 net capital expenditures for property and equipment. Approximately $34.0 million of the 2008 capital budget was committed at December 31, 2007. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $46.3 million for the year ended December 31, 2007, which funded over half of the $89.0 million of net capital expenditures for acquisition of property and equipment. Cash flows from operating activities in 2007 decreased $29.8 million primarily as a result of no longer including the cash flow from discontinued operations of $20.5 million in 2006. The remaining decrease of $11.3 million is primarily due to increased accounts receivable. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. In addition, during 2007, the Company repurchased $23.2 million in common stock, completing a $25 million authorized program. The Company made payments of $11.4 million during 2007 towards its outstanding indebtedness, while borrowing an additional $73.7 million through the Master Shelf Agreement and the Credit Agreement. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($6.7 million at December 31, 2007), and availability under its revolving credit facility ($12.0 million at December 31, 2007) plus an additional $50 million under the Amended and Restated Credit Agreement in January 2008. In addition to these sources of liquidity, the Company issued $25 million in senior notes under the Master Shelf Agreement in January 2008 to fund longer-term strategic investments in real estate, utilizing the remaining capacity under the Master Shelf Agreement. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment and investments in technology. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.

Actual net capital expenditures are summarized in the following table (in millions):

	Year ended
	2007	2006	2005
Land and structures:
Additions	$42.4	$11.8	$11.3
Sales	(4.4)	(0.4)	(9.5)
Revenue equipment, net	40.9	72.5	27.5
Technology and other	10.2	6.8	4.4

	89.1	90.7	33.7
Connection acquisition	—	17.5	—
Madison Freight acquisition	2.3	—	—
Discontinued operations	—	(35.9)	20.0

Total	$91.4	$72.3	$53.7

In addition to the amounts disclosed in the table above, the Company had an additional $0.5 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2007.
In accordance with accounting principles generally accepted in the United States, our operating leases are not recorded in our balance sheet; however, the minimum lease payments related to these leases are disclosed in the notes to our audited consolidated financial statements included in this Form 10-K, and in “Contractual Cash Obligations” table below. In addition to the principal amounts disclosed in the tables below, the Company has estimated interest obligations of approximately $12.8 million for 2008 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2006.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2007 (in millions):

	Payments due by year
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	48.7	$—	$—	$—	$—	48.7
Long-term debt (1)	12.8	18.9	18.9	20.4	20.4	32.7	124.1
Operating leases	12.4	8.3	5.1	3.1	1.6	1.4	31.9
Purchase obligations (2)	41.2	—	—	—	—	—	41.2

Total contractual obligations	$66.4	$75.9	$24.0	$23.5	$22.0	$34.1	$245.9

(1)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes commitments of $34.0 million for capital expenditures.

	Amount of commitment expiration by year
	2008	2009	2010	2011	2012	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$12.0	$—	$—	$—	$—	$12.0
Letters of credit	50.2	0.6	—	—	—	—	50.8
Surety bonds	5.1	0.6	—	—	—	—	5.7

Total commercial commitments	$55.3	$13.2	$—	$—	$—	$—	$68.5

The Company has unrecognized tax benefits of approximately $3.3 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of December 31, 2007. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Recovery of Goodwill. In connection with its acquisition of Clark Bros. in 2004, the Connection in 2006 and Madison Freight in 2007, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial

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
Forward-Looking Statements
Certain statements in this Form 10-K, including those contained in Item 1 and Item 7 “Outlook” and “Financial Condition”, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Saia. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-K. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; integration risks; indemnification obligations associated with the sale of Jevic; the effect of ongoing litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of this Form 10-K.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page 29 of this Form 10-K.

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
The following table provides information about Saia third-party financial instruments as of December 31, 2007 with comparative information for December 31, 2006. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2007		2006
						There-		Fair		Fair
	2008	2009	2010	2011	2012	after	Total	Value	Total	Value
Fixed rate debt	$12.8	$18.9	$18.9	$20.4	$20.4	$32.7	$124.1	$133.1	$109.1	$111.1
Average interest rate	7.33%	7.34%	7.35%	7.15%	7.10%	6.51%
Variable rate debt	$—	$48.7	$—	$—	$—	$—	$48.7	$48.7	$0.9	$0.9
Average interest rate	—	7.25%	—	—	—	—

Item 8. Financial Statements and Supplementary Data
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Saia, Inc.:
We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 11 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Atlanta, Georgia
February 28, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Saia, Inc.:
We have audited Saia, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over finan cial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 7 of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Atlanta, Georgia
February 28, 2008

Saia, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except share data)

	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$6,656	$10,669
Accounts receivable, less allowance of $5,935 and $3,912 in 2007 and 2006, respectively	107,116	95,779
Prepaid expenses	7,316	9,251
Income tax receivable	7,213	—
Deferred income taxes	17,062	11,781
Other current assets	6,246	6,204

Total current assets	151,609	133,684
Property and Equipment, at cost	596,357	518,052
Less-accumulated depreciation	227,585	203,220

Net property and equipment	368,772	314,832
Goodwill, net	35,470	36,406
Other Identifiable Intangibles, net	3,860	1,096
Other Noncurrent Assets	872	1,382

Total assets	$560,583	$487,400

Liabilities and Shareholders’ Equity
Current Liabilities:
Checks outstanding	$7,827	$9,098
Accounts payable	34,905	30,291
Wages, vacations and employees’ benefits	32,862	45,752
Claims and insurance accruals	20,085	15,856
Accrued liabilities	18,053	14,171
Current portion of long-term debt	12,793	11,356
Current liabilities of discontinued operations	—	117

Total current liabilities	126,525	126,641
Other Liabilities:
Long-term debt	160,052	98,628
Deferred income taxes	55,961	45,259
Claims, insurance and other	17,393	13,717

Total other liabilities	233,406	157,604
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,448,602 and 14,761,072 shares issued and outstanding in 2007 and 2006, respectively	13	15
Additional paid-in-capital	170,260	199,257
Treasury stock, zero and 336,400 shares at cost in 2007 and 2006, respectively	—	(8,861)
Deferred compensation trust, 144,507 and 106,247 shares of common stock at cost in 2007 and 2006, respectively	(2,584)	(1,877)
Retained earnings	32,963	14,621

Total shareholders’ equity	200,652	203,155

Total liabilities and shareholders’ equity	$560,583	$487,400

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2007, 2006 and 2005
(in thousands, except share data)

	2007	2006	2005
Operating Revenue	$976,123	$874,738	$754,038

Operating Expenses:
Salaries, wages and employees’ benefits	524,599	473,956	413,710
Purchased transportation	76,123	70,029	62,557
Fuel, operating expenses and supplies	227,198	188,606	155,207
Operating taxes and licenses	34,474	28,853	25,857
Claims and insurance	36,754	28,089	24,987
Depreciation and amortization	38,685	32,550	28,849
Operating gains, net	(2,305)	(1,416)	(7,565)
Restructuring charges	—	2,587	—
Integration charges	2,427	1,490	—

Total operating expenses	937,955	824,744	703,602

Operating Income	38,168	49,994	50,436
Nonoperating Expenses:
Interest expense	10,135	9,288	9,773
Interest income	(86)	(970)	(341)
Other, net	(272)	(297)	3

Nonoperating expenses, net	9,777	8,021	9,435

Income Before Income Taxes	28,391	41,973	41,001
Income Tax Provision	11,306	16,100	15,843

Income from Continuing Operations	17,085	25,873	25,158

Discontinued Operations, net of tax
Income (loss) on operations	—	(2,760)	2,301
Loss on disposal	1,257	(43,794)	—

Net Income (Loss)	$18,342	$(20,681)	$27,459

Weighted average common shares outstanding — basic	13,823	14,536	14,707

Weighted average common shares outstanding — diluted	14,038	14,841	15,048

Basic Earnings Per Share — continuing operations	$1.24	$1.78	$1.71
Basic Earnings (Loss) Per Share — discontinued operations	0.09	(3.20)	0.16

Basic Earnings (Loss) Per Share	$1.33	$(1.42)	$1.87

Diluted Earnings Per Share — continuing operations	$1.22	$1.74	$1.67
Diluted Earnings (Loss) Per Share — discontinued operations	0.09	(3.14)	0.15

Diluted Earnings (Loss) Per Share	$1.31	$(1.39)	$1.82

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2007, 2006 and 2005
(in thousands)

		Additional		Deferred
	Common	Paid-in	Treasury	Compensation	Retained
	Stock	Capital	Stock	Trust	Earnings	Total
Balance at December 31, 2004	$15	$205,800	$—	$(1,116)	$7,843	$212,542

Stock compensation for options	—	122	—	—	—	122
Repurchase of shares outstanding	—	—	(12,903)	—	—	(12,903)
Retire treasury shares	(1)	(12,902)	12,903	—	—	—
Exercise of stock options, including tax benefits of $729	—	1,348	—	—	—	1,348
Purchase of shares by deferred compensation trust	—	—	—	(399)	—	(399)
Sale of shares by deferred compensation trust	—	30	—	193	—	223
Net income	—	—	—	—	27,459	27,459

Balance at December 31, 2005	14	194,398	—	(1,322)	35,302	228,392

Stock compensation for options	—	313	—	—	—	313
Shares issued for director compensation	—	39	—	—	—	39
Director deferred shares for annual deferral elections	—	604	—	—	—	604
Repurchase of shares outstanding	—	—	(8,861)	—	—	(8,861)
Exercise of stock options, including tax benefits of $2,373	1	3,825	—	—	—	3,826
Purchase of shares by deferred compensation trust	—	—	—	(612)	—	(612)
Sale of shares by deferred compensation trust	—	78	—	57	—	135
Net loss	—	—	—	—	(20,681)	(20,681)

Balance at December 31, 2006	15	199,257	(8,861)	(1,877)	14,621	203,155
Stock compensation for options and long term incentives	—	645	—	—	—	645
Shares issued for director compensation	—	30	—	—	—	30
Repurchase of shares outstanding	—	—	(23,226)	—	—	(23,226)
Retirement of shares	(2)	(32,085)	32,087	—	—	—
Director deferred shares for annual deferral elections	—	352	—	—	—	352
Exercise of stock options, including tax benefits of $1,084	—	2,048	—	—	—	2,048
Purchase of shares by deferred compensation trust	—	—	—	(752)	—	(752)
Sale of shares by deferred compensation trust	—	13	—	45	—	58
Net loss	—	—	—	—	18,342	18,342

Balance at December 31, 2007	$13	$170,260	$—	$(2,584)	$32,963	$200,652

Saia, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
Operating Activities:
Net income (loss)	$18,342	$(20,681)	$27,459
Noncash items included in net income:
Depreciation and amortization	38,685	32,550	28,849
Loss (income) on discontinued operations	(1,257)	46,554	(2,301)
Provision for doubtful accounts	4,254	1,815	1,951
Deferred income taxes	(4,424)	1,560	248
Gain from property disposals, net	(2,305)	(1,416)	(7,565)
Stock-based compensation	1,027	641	122
Changes in assets and liabilities, net:
Accounts receivable	(13,906)	(4,262)	(17,138)
Accounts payable and checks outstanding	4,177	(2,307)	9,625
Other working capital items	(699)	3,019	19,526
Claims, insurance and other	3,482	(325)	1,185
Other, net	(1,105)	(1,505)	(1,051)
Net investment in discontinued operations	—	20,494	22,993

Net cash from operating activities	46,271	76,137	83,903

Investing Activities:
Acquisition of property and equipment	(95,486)	(93,235)	(44,007)
Proceeds from disposal of property and equipment	6,401	2,487	10,702
Acquisitions of businesses, net of cash received	(2,344)	(17,496)	—
Proceeds from sale of subsidiary	—	41,305	—
Net investment in discontinued operations	—	(5,359)	(20,396)

Net cash used in investing activities	(91,429)	(72,298)	(53,701)

Financing Activities:
Proceeds from long-term debt	73,724	—	—
Repayment of long-term debt	(11,402)	(5,000)	(8,002)
Proceeds of stock option exercises (including excess tax benefits in 2007 and 2006)	2,049	3,826	619
Repurchase of shares outstanding	(23,226)	(8,861)	(12,903)

Net cash provided by (used in) financing activities	41,145	(10,035)	(20,286)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,013)	(6,196)	9,916
Cash and cash equivalents, beginning of year	10,669	16,865	6,949

Cash and cash equivalents, end of year	$6,656	$10,669	$16,865

Noncash Transactions:
Retire treasury shares	$32,087	$—	$12,903

Supplemental Cash Flow Information:
Income taxes paid, net	8,680	2,427	12,236
Interest paid	10,259	10,964	7,937
See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007, 2006 and 2005
1. Description of Business and Summary of Accounting Policies
Description of Business
Saia, Inc. and Subsidiaries (Saia or the Company) (formerly SCS Transportation, Inc.), headquartered in Johns Creek, Georgia, is a leading transportation company providing regional and interregional less than truckload (LTL) services and selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight). Saia Motor Freight provides delivery in 33 states across the South, Southwest, West, Midwest and Pacific Northwest United States and employs approximately 8,200 employees.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. As described in Note 13, on June 30, 2006, the Company completed the sale of the outstanding common stock of Jevic Transportation, Inc. (Jevic) and accordingly, the financial position and results of operations of Jevic have been reflected as discontinued operations for all periods presented. The consolidated financial statements include the financial position and results of operations of the Connection since its acquisition date of November 18, 2006 and Madison Freight since its acquisition date of February 1, 2007. (See Note 2).
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
Inventories: fuel and operating supplies: Inventories are carried at average cost and included in other current assets. To mitigate the Company’s risk to rising fuel prices, the Company has implemented fuel surcharge programs and considered effects of these fuel surcharge programs in customer pricing negotiations. Since the amount of fuel surcharge billed to customers is based on average national diesel fuel prices and is reset weekly, exposure of Saia to fuel price volatility is significantly reduced.
Property and Equipment Including Repairs and Maintenance: Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2007	2006
Land	$45,236	$27,376
Structures	102,855	85,244
Tractors	187,522	162,777
Trailers	168,493	151,457
Other revenue equipment	25,757	34,052
Technology equipment and software	30,940	27,941
Other	35,554	29,205

Total property and equipment, at cost	$596,357	$518,052

Maintenance and repairs are charged to operations; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.
Goodwill: Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is reviewed at least annually for impairment based on fair value. Accumulated amortization of goodwill was $7.4 million at December 31, 2007 and 2006. See also Note 6.
Computer Software Developed or Obtained for Internal Use: The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2007, 2006 and 2005, the Company capitalized in continuing operations $1.1 million, $1.1 million, and $0.8 million, respectively, of primarily payroll-related costs.
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
Risk retention amounts per occurrence during the three years ended December 31, 2007, were as follows:

Workers’ compensation	$1,000,000

Bodily injury and property damage	1,000,000 to 2,000,000

Employee medical and hospitalization	250,000 to 300,000

Cargo loss and damage	250,000
For the policy year March 2003 through February 2004, the Company has an aggregate exposure limited to an additional $2,000,000 above its $1,000,000 per claim deductible under its bodily injury and property damage liability program. The retention increased to $2,000,000 per claim beginning in March 2004. The Company’s insurance accruals are presented net of amounts receivable from insurance companies that provide coverage above the Company’s retention.
Income Taxes: In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.

Revenue Recognition: Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.
Stock-Based Compensation: For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Accordingly, no stock-based compensation expense related to stock option awards was recorded prior to January 1, 2003 for at-the-money stock option awards.
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 123). Under Statement 123, the Company recognized stock option expense prospectively for all stock option awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted using the straight-line method.
Effective January 1, 2006, the Company adopted FASB Statement No. 123 (revised 2004), Share-Based Payments (Statement 123(R)). Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123.
The Company adopted Statement 123(R) using the modified prospective method, one of two permitted methods. Under the “modified prospective” method, compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Statement 123(R) must be applied not only to new awards but also to previously granted awards that are not fully vested on the effective date. Since the Company previously adopted Statement 123 and all options granted prior to the adoption of Statement 123(R) were fully vested on the effective date, no additional compensation expense was recognized for previously granted awards.
The Company amended its Amended and Restated 2003 Omnibus Incentive Plan to provide for the payment of Performance Unit Awards granted on or after January 1, 2007 in shares instead of cash. The new stock-based awards are accounted for in accordance with Statement No. 123R with the expense amortized over the three year vesting period using the Monte Carlo formula to estimate fair value at the date the awards are granted.
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
Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense for continuing operations were $1.1 million, $1.0 million and $0.8 million in 2007, 2006 and 2005, respectively.
Restructuring Costs
Net restructuring charges totaling $2.6 million were expensed in the year ended December 31, 2006. The restructuring charges for the year consisted of $2.5 million in employee severance and stay bonuses and $0.3 million in relocation expenses offset by a $0.2 million reduction in the estimated payout under long-term incentive plans, associated with the Company’s consolidation and relocation of corporate headquarters to Johns Creek, Georgia. At December 31, 2006, total accrued restructuring costs were $2.4 million. These costs were fully paid by December 31, 2007.
Business Interruption Insurance Recoveries
During 2005, several hurricanes caused property damage to some of Saia’s Gulf Coast and Florida terminals and disrupted operations, which adversely impacted their operating results. In addition to lost revenue caused by these storms, service recovery efforts at Saia resulted in significant incremental wage and other operating and administrative expense primarily in the third and fourth quarters. In the fourth quarter of 2005, the Company recorded an insurance recovery of $1.0 million for certain costs attributable to Hurricane Katrina, net of the related deductible. During the third quarter of 2006, the Company recovered an additional $1.1 million as a result of reaching a settlement with the insurance company. The insurance recovery was primarily reflected as a reduction of salaries, wages & employee benefits, operating expenses & supplies and gains & losses on disposal of property.
New Accounting Pronouncements
In September 2006, FASB issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Statement 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. Statement 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of Statement 157 on its consolidated financial statements.
There are no other new accounting pronouncements pending adoption as of December 31, 2007, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
Business Segment Information
As a result of the sale of Jevic Transportation, Inc. in June 2006, the subsequent relocation of the corporate headquarters to Johns Creek, Georgia and the move to a focus on the operations of one company, management has modified its internal reporting whereby the Company’s chief operating decision maker now evaluates information on a consolidated basis and as a result, the Company no longer reports separate segment information. Jevic Transportation, Inc. has been reflected as discontinued operations.
2. Acquisitions
The Connection Company
On November 18, 2006, the Company acquired all of the outstanding common stock of The Connection Company (the Connection), a Midwestern LTL carrier operating in four states with revenue of approximately $70 million in fiscal year 2005. The Connection was merged and its operations integrated into Saia in February 2007, bringing the benefits of Saia transportation service to major Midwestern markets including Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and Toledo. The results of operations of the Connection are included in the consolidated results of the Company since the acquisition date. The total consideration of $16.9 million includes $9.9 million for the purchase of all outstanding equity of the Connection and the repayment of $7.0 million of existing debt of the Connection. The transaction was financed from cash balances. During 2007, the Company completed the allocation of the purchase price between goodwill and other identifiable intangible assets related to the November 18, 2006 acquisition of the Connection.
The cash purchase price of the Connection of $16.9 million has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Accounts receivable	$8,259
Other current assets	552
Property and equipment	11,338
Acquired intangible assets:
Covenants not-to-compete (useful life of 5 years)	644
Customer relationships (useful life of 10 years)	2,900
Goodwill	3,915
Other assets	465
Current liabilities	(8,098)
Long-term liabilities	(3,078)

Total allocation of purchase price	$16,897

Integration charges totaling $1.5 million were expensed in each of the years ended December 31, 2007 and 2006. These integration charges consist of employee retention and stay bonuses, communications, re-logoing the fleet of the Connection, technology integration and other miscellaneous items.
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

	Year Ended	Year Ended
	December 31, 2006	December 31, 2005
Pro forma revenue	$941,403	$820,614
Pro forma income from continuing operations	26,672	25,541
Pro forma diluted earnings per share - continuing operations	1.80	1.70
Madison Freight
On February 1, 2007, the Company acquired all of the outstanding common stock of Madison Freight, an LTL carrier operating in the state of Wisconsin and parts of Illinois and Minnesota. Madison Freight was merged and its operations integrated into Saia on March 31, 2007. The results of operations of Madison Freight are included in the consolidated results of the Company since the February 1, 2007 acquisition date. The total consideration of $2.3 million includes $0.9 million for the purchase of all outstanding Madison Freight equity and the repayment of $1.4 million of existing Madison Freight debt. The transaction was financed from cash balances and existing revolving credit capacity.
The purchase price of Madison Freight has been allocated based on management’s estimates as follows (in thousands):

Goodwill	$1,032
Acquired net tangible assets	1,312

Total allocation of purchase price	$2,344

Integration charges from the Madison Freight acquisition totaling $0.9 million were expensed in the year ended December 31, 2007. These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.
3. Related-Party Transactions
On September 30, 2002, Yellow Corporation (Yellow or former Parent) completed the spin-off of its 100 percent interest in the Company to Yellow shareholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off the former Parent continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit and bonds, which the former Parent must maintain for these insurance programs. The former Parent allocated $1.6 million and $2.6 million of letters of credit and surety bonds at December 31, 2007 and December 31, 2006, respectively, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost plus 100 basis points through 2008. The former Parent also provided guarantees of approximately $0.4 million and $1.3 million for service facility leases at December 31, 2007 and 2006, respectively.

4. Debt and Financing Arrangements
At December 31, debt consisted of the following (in thousands):

	2007	2006
Credit Agreement with Banks, described below	48,724	$—
Senior Notes under a Master Shelf Agreement, described below	110,000	95,000
Subordinated debentures, interest rate of 7.0%, semi-annual installment payments due from 2005 to 2011	14,121	14,051
Note to seller	—	933

Total debt	172,845	109,984

Current maturities	12,793	11,356

Long-term debt	$160,052	$98,628

On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes under the same Master Shelf Agreement on November 30, 2007.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. Payments due under the $25 million Senior Notes will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payment due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2007 and 2006, the Company was in compliance with these covenants.
As of December 31, 2004 Saia had a $75 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and was to mature in September 2006. On January 31, 2005, the Company amended and restated the Credit Agreement to increase the facility to $110 million and extended the maturity to January 2008 and removed a requirement that limited availability under the Credit Agreement to Saia’s qualified receivables. On January 31, 2007, the Company amended the Credit Agreement to extend the maturity to January 2009. At December 31, 2007, the Company had $48.7 million of borrowings under the Credit Agreement at an interest rate of 7.25%, $49.2 million in letters of credit outstanding under the Credit Agreement and remaining availability of $12.0 million. At December 31, 2006, the Company had no borrowings under the Credit Agreement, $40.7 million in letters of credit outstanding under the Credit Agreement and remaining availability of $69.3 million. Under the terms of the Credit Agreement, the Company must maintain certain financial covenants including a maximum ratio of total indebtedness to EBITDAR, a minimum interest coverage ratio and a minimum tangible net worth, among others. At December 31, 2007 and 2006, the Company was in compliance with these covenants.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2007 and 2006 is $133.1 million and $112.0 million, respectively.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2008	$12,793
2009	67,662
2010	18,938
2011	20,411
2012	20,357
Thereafter through 2018	32,684
See Note 15 Subsequent Events for a description of changes that have occurred in the long-term debt facilities.
5. Commitments, Contingencies and Uncertainties
The Company leases certain service facilities and equipment. Rent expense from continuing operations was $15.1 million, $12.4 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively.
At December 31, 2007, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2008	$12,350
2009	8,279
2010	5,126
2011	3,121
2012	1,635
Thereafter through 2015	1,355
Management expects that in the normal course of business leases will be renewed or replaced as they expire.
Capital expenditures of approximately $34.0 million were committed at December 31, 2007. As of December 31, 2007 and 2006, the Company had $0.5 million and $3.5 million, respectively, of capital expenditures in accounts payable as non-cash operating activities.
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
California Labor Code Litigation. The Company is a defendant in a lawsuit filed in California state court on behalf of California dock workers alleging various violations of state labor laws. The claims include the alleged failure of the Company to provide rest and meal breaks and the failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement and are in the process of documenting the proposed agreement and submitting the proposed settlement agreement to the court for approval. The proposed settlement has been reflected as a liability of $0.8 million as of December 31, 2007 and was recorded as other operating expense in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position, but could have a material adverse effect on the results of operations in a quarter or annual period.
6. Goodwill and Other Intangible Assets
The Company assesses at least annually, as required by FASB Statement No. 142, Goodwill and Other Intangible Assets, goodwill impairment by applying a fair value based test. Goodwill is not subject to amortization.

Goodwill balances and adjustments are as follows (in thousands):

Goodwill
December 31, 2004	$30,841
Purchase adjustment (Clark Bros.)	(311)

December 31, 2005	30,530
Goodwill Acquired (Note 2)	5,876

December 31, 2006	36,406
Goodwill Acquired (Note 2)	1,032
Purchase Adjustment (Note 2)	(1,968)

December 31, 2007	$35,470

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$4,600	$1,388	$1,700	$815
Covenants not-to-compete (useful life of 4-6 years)	3,550	2,902	2,713	2,502

	$8,150	$4,290	$4,413	$3,317

Amortization expense for intangible assets was $0.9 million for 2007, $0.6 million for 2006 and $0.7 million for 2005. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2008	$790
2009	767
2010	454
2011	400
2012	290

7. Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands except per share amounts):

	Year ended December 31,
	2007	2006	2005
Numerator:
Income from continuing operations	$17,085	$25,873	$25,158
Income (loss) from discontinued operations, net	1,257	(46,554)	2,301

Net income (loss)	$18,342	$(20,681)	$27,459

Denominator:
Denominator for basic earnings per share — weighted average common shares	13,823	14,536	14,707
Effect of dilutive stock options	177	279	328
Effect of other common stock equivalents	38	26	13

Denominator for diluted earnings per share — adjusted weighted average common shares	14,038	14,841	15,048

Basic Earnings Per Share — Continuing Operations	$1.24	$1.78	$1.71

Basic Earnings (Loss) Per Share — Discontinued Operations	0.09	(3.20)	0.16

Basic Earnings (Loss) Per Share	$1.33	$(1.42)	$1.87

Diluted Earnings Per Share — Continuing Operations	$1.22	$1.74	$1.67

Diluted Earnings (Loss) Per Share — Discontinued Operations	0.09	(3.14)	0.15

Diluted Earnings (Loss) Per Share	$1.31	$(1.39)	$1.82

In 2007, options for 165,770 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. There were no anti-dilutive options in 2006 and 2005.
8. Shareholders’ Equity
Series A Junior Participating Preferred Stock
As of December 31, 2007 and 2006, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2007 and 2006, none of these shares have been issued.
Preferred Stock Rights
Each issued and outstanding share of common stock has associated with it one right to purchase shares of Saia, Inc. Series A Junior Participating Preferred Stock, no par value, pursuant to a Rights Agreement dated September 30, 2002 between the Company and Computershare. The Company will issue one right to purchase one one-ten-thousandth share of its Series A Junior Participating Preferred Stock as a dividend on each share of common stock. The rights initially are attached to and trade with the shares of common stock. Value attributable to these rights, if any, is reflected in the market price of the common stock. The rights are not currently exercisable, but could become exercisable if certain events occur, including the acquisition of 15 percent or more of the outstanding common stock of the Company by an acquiring person in a non-permitted transaction. Under certain conditions, the rights will entitle holders, other than an acquirer in a non-permitted transaction, to purchase shares of common stock with a market value of two times the exercise price of the right. The rights will expire in 2012 unless extended.

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
The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Year ended December 31,
	2007	2006	2005
Shares of common stock purchased	40,710	24,260	23,580
Aggregate purchase price of shares purchased	$752,000	$612,000	$399,000

Shares of common stock sold	2,450	5,610	12,930
Aggregate sale price of shares sold	$58,000	$135,000	$223,000
The Rabbi Trust shares are recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the fair value of the obligations to participants for shares held in the Rabbi Trust are recorded in net income and ($1.2 million), $0.1 million and ($0.1 million) of (benefit)/expense was included in the 2007, 2006 and 2005 operating results, respectively.
Directors’ Deferred Compensation
In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 41,092 and 28,972 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2007 and 2006, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.
Share Repurchase Program
On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock. During the remainder of 2005 the Company repurchased 734,900 shares in the open market totaling $12.9 million of the total authorized $20 million program. The Company’s Board of Directors authorized the subsequent retirement of the 734,900 shares repurchased during 2005. At December 31, 2005, $7.1 million remained authorized under the $20 million repurchase program.
During 2006, the Company repurchased 264,600 shares in the open market totaling $7.1 million and completing the $20 million repurchase program. On November 27, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $25 million of the Company’s common stock. During the remainder of 2006 the Company repurchased 71,800 shares in the open market representing $1.8 million of the total authorized $25 million program. At December 31, 2006, 336,400 shares of treasury stock were outstanding. Also, $23.2 million remained authorized under the $25 million repurchase program at December 31, 2006.
During 2007, the Company repurchased 1,187,400 shares in the open market totaling $23.2 million and completing the $25 million repurchase program. As of December 31, 2007 no further share repurchases have been authorized by the Board of Directors.
9. Stock-Based Compensation
For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation.
Effective January 1, 2003, the Company adopted the fair value method of recording stock option expense under FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended by FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (Statement 123). Under Statement 123, the Company recognized stock option expense prospectively for all stock option awards granted after January 1, 2003. Stock option grants after January 1, 2003 are expensed over the vesting period based on the fair value at the date the options are granted using the straight-line method.

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
Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2007 and 2006, cash flows from financing activities were increased by $1.1 million and $2.4 million, respectively, for such excess tax deductions that would have been shown in operating cash flows in periods prior to the adoption of Statement 123(R).
At December 31, 2007, the Company has reserved and remaining outstanding stock option grants for 163,989 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off of the Company from Yellow Corporation, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of the Company were replaced with Company stock options (New Company Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New Company Options and their exercise price was determined based on the relationship of the Company stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New Company Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New Company Options were fully vested at December 31, 2004.
The shareholders of the Company approved the Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. As of December 31, 2006 the Company had reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The Plan was amended during 2007 to reserve another 400,000 shares of common stock for a total of 824,000. As of December 31, 2007, the Company had reserved 824,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock option awards have cliff vesting at the end of three years of continuous service and have a seven year contractual term. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers, except that the Compensation Committee of the Board has discretion to cause the Company to pay entirely in cash the nonexecutive chair’s retainer. The 2003 Omnibus Plan also provides for an annual grant to each non-employee director of no more than 3,000 shares. These share awards generally vest immediately.
Shares issued to non-employee directors in lieu of annual cash retainers were 1,030 and 1,479 for the years ended December 31, 2007 and 2006, respectively. Non-employee directors were also issued 12,120 and 11,153 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2007 and 2006, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2007 and December 31, 2006, 562,799 and 242,109 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.
The years ended December 31, 2007 and 2006 had stock option compensation expense of $0.3 million and $0.3 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2007 there is unrecognized compensation expense of $0.5 million related to unvested stock options, which is expected to be recognized over a weighted average period of 2.8 years. The Company recorded actual forfeitures of approximately 29% of the options issued during 2005 and 2006 directly as a result of the sale of Jevic and has adjusted the stock option compensation expense. The Company does not anticipate any additional forfeitures of unvested stock options.
The following table summarizes the activity of stock options for the year ended December 31, 2007 for both employees and non-employee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		average	Contractual	Value
	Options	exercise price	Life (years)	(000’s)
Outstanding at December 31, 2006	497,709	$9.03
Granted	67,850	26.72
Exercised	(210,300)	4.59
Forfeited	(1,690)	27.38

Outstanding at December 31, 2007	353,569	$14.98	4.4	$1,494

Exercisable at December 31, 2007	232,329	$9.11	3.0	$1,494

The total intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $2.8 million and $6.2 million, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2007, 2006 and 2005 was $10.42, $8.97 and $7.08, respectively. The weighted-average grant-date fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was zero, $8.31 and $7.24, respectively.
The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Risk free interest rate	4.87%	4.46%	3.92%
Expected life in years	4	3	3
Expected volatility	45.61%	41.10%	40.75%
Dividend rate	—	—	—
The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.
The following table summarizes the status of the Company’s unvested options as of December 31, 2007 and changes during the year ended December 31, 2007:

		Weighted average
	Options	Grant-date Fair Value
Unvested at December 31, 2006	55,080	$8.32
Granted	67,850	10.42
Vested	—	—
Forfeited	(1,690)	8.97

Unvested at December 31, 2007	121,240	$9.48

10. Employee Benefits
Defined Contribution Plans
The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a fixed matching percentage. The nondiscretionary Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions included in continuing operations for the years ended December 31, 2007, 2006, and 2005, were $6.2 million, $5.5 million and $4.8 million, respectively.
Deferred Compensation Plan
The SCST Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. At December 31, 2007 and 2006, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 144,507 and 106,247 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating earnings per share.
Annual Incentive Awards
The Company provides annual cash performance incentive awards to salaried and clerical employees, which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of zero, $8.5 million and $8.9 million in 2007, 2006 and 2005, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.
Employee Stock Purchase Plan
In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 14,649, 11,130 and 16,922 shares in the open market during 2007, 2006 and 2005, respectively.
Performance Unit Awards
Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2003 — 2005, 2004 — 2006, 2005 — 2007, 2006 — 2008, and 2007 — 2009, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group set forth by the Compensation Committee. The Company accrues amounts for such payments over the performance period and at each reporting date adjusts the accrual based upon the performance criteria set forth in the plan through the reporting date. Operating results from continuing operations include expense/(benefit) for the performance unit awards of ($1.7 million), $2.8 million and $0.6 million in 2007, 2006 and 2005, respectively. The performance unit awards will be paid in the first quarter of the year following the end of the performance period. There will be no payout made for the 2005 — 2007 Plan year.
The Company amended its Amended and Restated 2003 Omnibus Incentive Plan to provide for the payment of Performance Unit Awards granted on or after January 1, 2007 in shares instead of cash. The new stock-based awards (2007-2009 performance period) are accounted for in accordance with Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the awards are granted.
11. Income Taxes
Deferred income taxes are determined based upon the difference between the book and the tax basis of the Company’s assets and liabilities. Deferred taxes are provided at the enacted tax rates expected to be in effect when these differences reverse.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) of continuing operations are comprised of the following at December 31, (in thousands):

	2007	2006
Depreciation	$63,188	$54,800
Other	5,575	3,460
Revenue	1,154	1,365

Gross deferred tax liabilities	69,917	59,625
Allowance for doubtful accounts	(2,278)	(1,381)
Employee benefits	(8,703)	(7,985)
Claims and insurance	(14,272)	(10,480)
Other	(5,765)	(6,301)

Gross deferred tax assets	(31,018)	(26,147)

Net deferred tax liability	$38,899	$33,478

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2007 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.
The income tax provision for continuing operations consists of the following (in thousands):

	2007	2006	2005
Current:
U.S. federal	$4,914	$12,439	13,681
State	1,071	2,101	1,914

Total current income tax provision	5,985	14,540	15,595
Deferred:
U.S. federal	4,607	1,418	229
State	714	142	19

Total deferred income tax provision	5,321	1,560	248

Total income tax provision	$11,306	$16,100	$15,843

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2007	2006	2005
Provision at federal statutory rate	$9,937	$14,691	$14,351
State income taxes, net	1,160	1,473	1,764
Nondeductible business expenses	423	489	507
Favorable resolution of various tax matters	—	—	(726)
Tax credit	—	(772)	—
Other, net	(214)	219	(53)

Total provision	$11,306	$16,100	$15,843

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2004-2006 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general tax years 2003-2006 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2000 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at January 1, 2007	$2,785
Gross increases in tax positions for prior years	409
Gross decreases in tax positions for prior years	—
Gross increases in tax positions for current year	332
Settlements	—
Lapse of statute of limitations	(239)

Gross unrecognized tax benefits at December 31, 2007	$3,287

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the year ended December 31, 2007, the Company recorded interest related to unrecognized tax benefits of approximately $0.3 million. The Company had approximately $1.2 million and $0.9 million of accrued interest and penalties at December 31, 2007 and January 1, 2007 respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $2.3 million as of December 31, 2007 and $1.8 million as of January 1, 2007.
The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.
12. Summary of Quarterly Operating Results (unaudited)
(Amounts in thousands, except per share data)

Three months ended, 2007	March 31	June 30	September 30	December 31
Operating revenue	$231,827	$252,762	$247,823	$243,710
Operating income	7,060	14,579	12,653	3,882
Income from continuing operations	3,023	7,404	5,949	716
Discontinued operations	—	—	—	1,257
Net income	3,023	7,404	5,949	1,973

Basic earnings per share — Continuing Operations	$0.21	$0.52	$0.44	$0.05

Diluted earnings per share — Continuing Operations	$0.21	$0.51	$0.43	$0.05

Basic earnings per share — Discontinued Operations	—	—	$—	$0.09

Diluted earnings per share — Discontinued Operations	—	—	$—	$0.09

Basic earnings per share	$0.21	$0.52	$0.44	$0.15

Diluted earnings per share	$0.21	$0.51	$0.43	$0.15

Three months ended, 2006	March 31	June 30	September 30	December 31
Operating revenue	$204,646	$224,814	$226,118	$219,160
Operating income	8,561	17,023	13,955	10,455
Income from continuing operations	3,917	8,967	7,681	5,309
Discontinued operations	(1,546)	(44,904)	2	(107)
Net income	2,371	(35,937)	7,683	5,202

Basic earnings per share — Continuing Operations	$0.27	$0.61	$0.53	$0.37

Diluted earnings per share — Continuing Operations	$0.26	$0.60	$0.52	$0.36

Basic earnings per share — Discontinued Operations	$(0.11)	$(3.08)	$—	$(0.01)

Diluted earnings per share — Discontinued Operations	$(0.10)	$(3.02)	$—	$(0.01)

Basic earnings per share	$0.16	$(2.47)	$0.53	$0.36

Diluted earnings per share	$0.16	$(2.42)	$0.52	$0.35

13. Discontinued Operations
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
The sale of Jevic was to a private investment firm in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment in the third quarter of 2006 and in accordance with the terms of the agreement the Company was owed $0.1 million which has been received during the fourth quarter of 2006. Transaction fees and expenses were approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code resulting in an estimated $11.2 million income tax benefit from the transaction. The Company recorded a loss on the sale of Jevic of $43.8 million or $2.94 per share, net of income tax benefits.
The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s workers’ compensation, bodily injury and property damage and general liability claims that were estimated to be approximately $15.3 million at the transaction date and as of December 31, 2007. In connection with the transaction, the Company received collateral in the form of a $15.3 million letter of credit from Jevic’s third party bank for Jevic’s obligations under the indemnity agreement. In addition, the Company agreed to maintain approximately $1.0 million of surety bonds outstanding at the transaction date. The buyer agreed to use its reasonable best efforts to affect a release of the Company from this obligation or otherwise replace these surety bonds. As of December 31, 2007 none of the surety bonds remain outstanding.
Prior to the transaction date, Saia Motor Freight acted as a cartage agent for Jevic in certain geographies and provided transportation services. Saia Motor Freight’s revenue from Jevic prior to the transaction date for the years ended December 31, 2006 and 2005 were $3.1 million and $3.7 million, respectively. Saia Motor Freight has continued to provide cartage services to Jevic subsequent to the transaction date
The accompanying condensed consolidated statements of operations for all periods presented have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Year Ended
	2007	2006	2005
Revenue from discontinued operations	$—	$165,215	$343,993
Pre-tax income (loss) from discontinued operations	—	(4,013)	4,387
Pre-tax gain (loss) on disposal of discontinued operations	—	$(54,973)	—
Income tax (provision) benefit	1,257	12,432	(2,086)

Income (loss) from discontinued operations	$1,257	$(46,554)	$2,301

A summary of the assets and liabilities from discontinued operations is as follows:

December 31,
2006
Accounts receivable, net	$—
Other current assets	—
Deferred income taxes	—
Property and equipment, net	—
Other noncurrent assets	—

Total assets from discontinued operations	—

Accounts payable and checks outstanding	$—
Wages, vacations and employees’ benefits	—
Claims and insurance accruals	—
Other current liabilities	117
Deferred income taxes	—

Total liabilities from discontinued operations	$117

Liabilities of discontinued operations at December 31, 2006 reflect the remaining accrued transaction fees that were paid in 2007. The Company had historically allocated a management fee to Jevic for corporate level costs including treasury, accounting, legal, accounting, tax, internal audit and other holding company functions. This management fee has not been charged to discontinued operations as the Company continues to incur a majority of these expenses. Discontinued operations have been allocated the direct costs incurred by the Company for Jevic participants in the cash based long-term incentive plan under the Amended and Restated 2003 Saia Omnibus Incentive Plan. These costs were $0.6 million and $0.1 million for the years ended December 31, 2006 and 2005 respectively. The Company did not allocate interest expense to discontinued operations, as no third party borrowings were assumed by the buyer or retired in connection with the transaction. In addition, the income tax expense (benefit) was allocated to discontinued operations by calculating an appropriate effective tax rate for the discontinued operations based on the permanent differences of Jevic for each of the respective periods. The tax benefit recorded in 2007 is a result of filing all of the state income tax returns for 2006 allowing the Company to have all of the necessary information to finalize the amount of tax benefit associated with the loss on the sale of Jevic.

14. Valuation and Qualifying Accounts
For the Years Ended December 31, 2007, 2006 and 2005
(in thousands)

		Additions
	Balance,	Charged to	Charged to			Balance,
	beginning	costs and	other		Deductions-	end of
Description	of period	expenses	accounts		describe (1)	period
Year ended December 31, 2007:
Deducted from asset account - Allowance for uncollectible accounts	$3,912	4,254	28	(2)	(2,259)	$5,935

Year ended December 31, 2006:
Deducted from asset account - Allowance for uncollectible accounts	$3,260	1,815	369	(2)	(1,532)	$3,912

Year ended December 31, 2005:
Deducted from asset account - Allowance for uncollectible accounts	$2,399	1,951	—		(1,090)	$3,260

(1)	Primarily uncollectible accounts written off — net of recoveries.

(2)	Reserves acquired with the acquisition of Madison Freight in 2007 and the Connection in 2006.
15. Subsequent Events
On January 28, 2008, the Company entered into a Second Restated Agented Revolving Credit Agreement (the “Restated Credit Agreement”) with Bank of Oklahoma, N.A. as agent. The following is a brief description of the major changes between the previous credit agreement and the Restated Credit Agreement:
•	Increases the size of the available credit from $110 million under the previous credit agreement to $160 million under the Restated Credit Agreement;

•	Adjusts the performance-based interest rate schedule such that the Company expects to achieve more favorable borrowing costs under the Restated Credit Agreement than under the previous credit agreement;

•	Extends the maturity under the previous credit agreement from January 31, 2009 to January 28, 2013 under the Restated Credit Agreement;

•	The financial covenants are revised in the Restated Credit Agreement to be a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio removing the minimum net worth test.
On January 31, 2008, the Company issued another $25 million in senior notes under its Master Shelf Agreement with a fixed interest rate of 6.17 percent. Payments will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payment due January 1, 2018.
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
During the fourth quarter of 2007, there have been no material changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Item 9B. Other Information
None.

PART III.
Item 10. Directors and Executive Officers
Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2008, and is incorporated herein by reference. Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.
Item 11. Executive Compensation
Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2008, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2008, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2008, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2008, and is incorporated herein by reference.

PART IV.
Item 15. Exhibits, Financial Statement Schedules
(a)	1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II—Valuation and Qualifying Accounts information is included in Note 14 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.29, 14, 21, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

(b)	Exhibits

Exhibits 3.1, 3.2, 4.1, 10.1 through 10.29, 14, 21, 23.1, 31.1, 31.2, 32.1 and 32.2 are being filed in connection with this Report or incorporated herein by reference. The Exhibit Index on page E-1 is incorporated herein by reference.

(c)	Separate Financial Statements

None.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIA, INC.
Date: February 28, 2008	By:	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard D. O’Dell	President and Chief Executive	February 28, 2008
Richard D. O’Dell	Officer, Saia, Inc.

/s/ James A. Darby	Vice President of Finance and	February 28, 2008
James A. Darby	Chief Financial Officer, Saia, Inc.
(Principal Financial Officer)

/s/ Stephanie R. Maschmeier	Controller, Saia, Inc.	February 28, 2008
Stephanie R. Maschmeier	(Principal Accounting Officer)

/s/ Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 28, 2008
Herbert A. Trucksess, III

/s/ Linda J. French	Director	February 28, 2008
Linda J. French

/s/ John J. Holland	Director	February 28, 2008
John J. Holland

/s/ William F. Martin, Jr.	Director	February 28, 2008
William F. Martin, Jr.

/s/ James A. Olson	Director	February 28, 2008
James A. Olson

/s/ Bjorn E. Olsson	Director	February 28, 2008
Bjorn E. Olsson

/s/ Douglas W. Rockel	Director	February 28, 2008
Douglas W. Rockel

/s/ Jeffrey C. Ward	Director	February 28, 2008
Jeffrey C. Ward

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 11, 2007).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).

10.2	Master Separation and Distribution Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.3	Tax Indemnification and Allocation Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.4	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

10.5	Form of Executive Severance Agreement dated as of September 28, 2002 entered into between Saia, Inc. and David J. Letke (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002)

10.6	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.7	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006)

10.8	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).

10.9	Restated Agented Revolving Credit Agreement dated as of January 31, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and Officer (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 4, 2005).

10.10	Form of Performance Unit Award Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2005).

10.11	Form of Nonqualified Stock Option Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on February 9, 2005).

10.12	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related, Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 21, 2005).

10.13	First Amendment to Restated Agented Revolving Credit Agreement dated as of April 29, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on April 29, 2005).

10.14	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related, Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 29, 2005).

E-1

Exhibit
Number	Description of Exhibit
10.15	Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).

10.16	Settlement agreement dated March 2, 2006 among Starboard Value & Opportunity Master Fund Ltd. And its affiliates, Jeffrey C. Ward and SCS Transportation, Inc. (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 2, 2006).

10.17	Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

10.18	Second Amendment to Restated Agented Revolving Credit Agreement dated as of June 30, 2006, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

10.19	Amendment No. 3 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

10.20	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006)

10.21	Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).

10.22	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.23	Amended and Restated Employment Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.24	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.25	Amended and Restated Executive Severance Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).

10.26	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).

10.27	Form of Indemnification Agreement dated as of December 7, 2006 entered into by Saia, Inc. and (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).

10.28	Third Amendment to Restated Agented Revolving Credit Agreement dated as of January 31, 2007, among Saia, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris N.A., and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.36 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).

10.29	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan

10.30	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan

10.31	Restated Agented Revolving Credit Agreement dated as of January 28, 2008, among Saia, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, JPMorgan Chase Bank, N.A., LaSalle Bank National Association and SunTrust Bank (collectively, the “Banks”) and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and Officer (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 1, 2008).

14	Code of Ethics incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).

E-2

Exhibit
Number	Description of Exhibit
21	Subsidiaries of Registrant

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3