Form 10-Q
period 2008-03-31
SAIA INC
filed 2008-04-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983

SAIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, GA (Address of principal executive offices)	30097 (Zip Code)
(770) 232-5067
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” amd “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2008

Common Stock, par value $.001 per share	13,448,602

SAIA, INC.

Saia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$5,332	$6,656
Accounts receivable, net	116,352	107,116
Prepaid expenses and other	42,577	37,837

Total current assets	164,261	151,609
Property and Equipment, at cost	607,905	596,357
Less-accumulated depreciation	236,732	227,585

Net property and equipment	371,173	368,772
Goodwill, net	35,470	35,470
Other Intangibles, net	3,640	3,860
Other Noncurrent Assets	1,008	872

Total assets	$575,552	$560,583

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$40,107	$42,732
Wages, vacation and employees’ benefits	34,652	32,862
Other current liabilities	39,023	38,138
Current portion of long-term debt	12,793	12,793

Total current liabilities	126,575	126,525
Other Liabilities:
Long-term debt	172,532	160,052
Deferred income taxes	54,661	55,961
Claims, insurance and other	21,897	17,393

Total other liabilities	249,090	233,406
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,448,602 shares issued and outstanding at both March 31, 2008 and December 31, 2007	13	13
Additional paid-in-capital	170,563	170,260
Deferred compensation trust, 160,237 and 144,507 shares of common stock at cost at March 31, 2008 and December 31, 2007, respectively	(2,819)	(2,584)
Retained earnings	32,130	32,963

Total shareholders’ equity	199,887	200,652

Total liabilities and shareholders’ equity	$575,552	$560,583

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Operations
For the quarter ended March 31, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	First Quarter
	2008	2007
Operating Revenue	$249,329	$231,827
Operating Expenses:
Salaries, wages and employees’ benefits	133,347	129,804
Purchased transportation	18,983	16,167
Fuel, operating expenses and supplies	66,474	50,394
Operating taxes and licenses	8,963	8,321
Claims and insurance	9,444	8,799
Depreciation and amortization	10,167	9,020
Operating gains, net	(31)	(165)
Integration charges	—	2,427

Total operating expenses	247,347	224,767

Operating Income	1,982	7,060
Nonoperating Expenses:
Interest expense	3,186	2,204
Other, net	97	(152)

Nonoperating expenses, net	3,283	2,052

Income (Loss) Before Income Taxes	(1,301)	5,008
Income Tax Provision (Benefit)	(468)	1,985

Net Income (Loss)	$(833)	$3,023

Weighted average common shares outstanding — basic	13,299	14,237

Weighted average common shares outstanding — diluted	13,299	14,493

Basic Earnings (Loss) Per Share	$(0.06)	$0.21

Diluted Earnings (Loss) Per Share	$(0.06)	$0.21

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Cash Flows
For the quarter ended March 31, 2008 and 2007
(in thousands)
(unaudited)

	Three Months
	2008	2007
Operating Activities:
Net cash from (used in) operating activities—continuing operations	$(360)	$3,927
Net cash used in operating activities—discontinued operations	—	(117)

Net cash from (used in) operating activities	(360)	3,810

Investing Activities:
Acquisition of property and equipment	(13,530)	(20,863)
Proceeds from disposal of property and equipment	104	319
Acquisition of business	—	(2,344)

Net cash used in investing activities	(13,426)	(22,888)

Financing Activities:
Proceeds from long-term debt	25,000	21,013
Repayment of long-term debt	(12,538)	(469)
Repurchase of common stock	—	(5,408)
Proceeds from stock option exercises	—	241

Net cash from financing activities	12,462	15,377

Net Decrease in Cash and Cash Equivalents	(1,324)	(3,701)
Cash and cash equivalents, beginning of period	6,656	10,669

Cash and cash equivalents, end of period	$5,332	$6,968

Supplemental Cash Flow Information:
Income taxes paid, net	$20	$192
Interest paid	2,233	307
See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together the Company or Saia). The financial statements include the financial position and results of operations of The Connection Company (the Connection) since its acquisition date of November 18, 2006 and Madison Freight Systems, Inc. (Madison Freight) since its acquisition date of February 1, 2007.
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the quarter ended March 31, 2008, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Integration Charges
Integration charges totaling $2.4 million were expensed in the quarter ended March 31, 2007 in connection with the acquisitions of the Connection and Madison Freight. These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Statement 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. Statement 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of Statement 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of Statement 157, as amended, on its consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, Fair Value Options for Financial Assets and Financial Liabilities (Statement 159), which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Statement 159 is effective for the Company’s fiscal year beginning January 1, 2008. The adoption of Statement 159 has not had a material effect on the Company’s consolidated financial statements; however, the Company will evaluate the manner in which the nonfinancial items covered by Statement 159 will be adopted.
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (Statement 141R). Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Statement 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Statement 141R is effective for fiscal years beginning after December 15, 2008. The Company has adopted the most significant elements of Statement 141R and the Company will assess the impact of the business combination provisions of Statement 141R upon the occurrence of a business combination.
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2008	2007
Numerator:
Net income (Loss)	$(833)	$3,023

Denominator:
Denominator for basic earnings per share-weighted average common shares	13,299	14,237
Effect of dilutive stock options (a)	—	227
Effect of other common stock equivalents (a)	—	29

Denominator for diluted earnings per share-adjusted weighted average common shares	13,299	14,493

Basic Earnings (Loss) Per Share	$(0.06)	$0.21

Diluted Earnings (Loss) Per Share	$(0.06)	$0.21

(a)	For the quarter ended March 31, 2008, options and other common stock equivalents of 135,711 shares, which would have been dilutive, were excluded from calculation of diluted earnings per share due to the net loss for the quarter.
For the quarters ended March 31, 2008 and 2007 respectively, options for 278,300 and 117,360 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(3) Commitments and Contingencies
Fuel Surcharge Litigation. In late July 2007, a lawsuit was filed in the United States District Court for the Southern District of California against Saia and several other major LTL freight carriers alleging that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeking injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against Saia and other LTL freight carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. The cases have now been consolidated and transferred to the United States District Court for the Northern District of Georgia, and the plaintiffs in these cases are seeking class action certification. We believe that these claims have no merit and intend to vigorously defend ourselves. We have also received an indemnification claim related to the sale of Jevic Transportation, Inc. (Jevic) arising from these lawsuits. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This settlement is subject to court approval, which is now pending. The proposed settlement has been reflected as a liability of $0.8 million as of March 31, 2008 and was recorded as other operating expenses in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

(4) Debt and Financing Arrangements
At March 31, 2008 debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007

Credit Agreement with Banks, described below	$36,186	$48,724
Senior Notes under a Master Shelf Agreement, described below	135,000	110,000
Subordinated debentures, interest rate of 7.0% semi-annual installment payments due from 2005 to 2011	14,139	14,121

Total Debt	185,325	172,845
Current Maturities	12,793	12,793

Long-Term Debt	$172,532	$160,052

On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2008, the Company was in compliance with these covenants.
At December 31, 2007, Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At March 31, 2008, Saia had $36.2 million of borrowings under the Credit Agreement, at an interest rate of 5.25 percent, $54.2 million in letters of credit outstanding under the Credit Agreement and availability of $69.6 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must maintain several financial covenants including a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, among others. At March 31, 2008, Saia was in compliance with these covenants.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2008 and December 31, 2007 is $199.5 million and $181.8 million, respectively.
     The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2008	$12,793
2009	18,938
2010	18,938
2011	22,196
2012	25,714
Thereafter through 2018	86,746

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2007 audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 7.5 percent in the first quarter of 2008 over the first quarter of 2007. Revenue growth was attributable to improvement in yield (revenue per hundred weight) through increase length of haul and the impact of higher fuel surcharges.
Operating income was $2.0 million for the first quarter of 2008, a decrease from $7.1 million recorded in the prior-year quarter. The prior year quarter results included integration costs of $2.4 million due to the acquisition of the Connection Company and Madison Freight. The Company recorded pre-tax expense of $0.5 million in the first quarter of 2008 for equity-based compensation compared to a pre-tax expense of $0.3 million in the first quarter of 2007 as a result of the impact of stock price changes in the respective periods. Net loss per share in the first quarter of 2008 was $0.06 per share compared to earnings per share in the first quarter of 2007 of $0.21 per share. First quarter 2008 operating income was impacted by the soft freight environment, escalating fuel prices and severe weather, along with higher costs. The operating ratio (operating expenses divided by operating revenue) of 99.2 in the first quarter of 2008 compared to 97.0 in the first quarter of 2007.
The Company had $0.4 million in cash used for operating activities through the first three months of the year compared with $3.8 million generated in the prior-year period. The Company had net cash used in investing activities of $13.4 million during the first three months of 2008 for the purchase of property and equipment compared to $22.9 million in the first three months of 2007, which included the acquisition of Madison Freight. The Company’s cash from financing activities during the first three months of 2008 included proceeds from borrowings on long-term debt of $25 million partially offset by $12.5 million of debt repayments. The Company had borrowings of $36.2 million on its credit agreement and a cash balance of $5.3 million as of March 31, 2008.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. (also referred to as Saia and the Company).
The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional and multi-regional LTL services and selected national LTL and guaranteed service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight.
Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the Forward Looking Statements section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc.
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2008 and 2007
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2008	2007	’08 v. ’07
Operating Revenue	$249,329	$231,827	7.5%
Operating Expenses:
Salaries, wages and employees’ benefits	133,347	129,804	2.7
Purchased transportation	18,983	16,167	17.4
Depreciation and amortization	10,167	9,020	12.7
Fuel and other operating expenses	84,850	69,776	21.6
Operating Income	1,982	7,060	(71.9)
Operating Ratio	99.2%	97.0%	2.3
Nonoperating Expense	3,283	2,052	60.0

Working Capital	37,686	18,680	—
Cash Flows from (used in) Operations (year to date)	(360)	3,810	—
Net Acquisitions of Property and Equipment (year to date)	13,426	20,544	—

Operating Statistics:
LTL Tonnage	913	955	(4.4)
Total Tonnage	1,100	1,131	(2.8)

LTL Shipments	1,653	1,704	(3.0)
Total Shipments	1,678	1,728	(2.9)

LTL Revenue per hundredweight	$12.68	$11.32	12.0
Total Revenue per hundredweight	$11.33	$10.26	10.4
Quarter ended March 31, 2008 vs. Quarter ended March 31, 2007
Revenue and volume
Consolidated revenue increased 7.5 percent to $249.3 million as a result of higher yields including the impact of increased length of haul and increased fuel surcharges partially offset by decreased tonnage and weight per shipment primarily as a result of the difficult economic environment. Fuel prices increased rapidly during 2008 and were only partially offset by the rise in fuel surcharge. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 12 percent to $12.68 per hundredweight for the first quarter of 2008 including the impact of fuel surcharges. Saia’s LTL tonnage was down 4.4 percent to 0.9 million tons and LTL shipments were down 3.0 percent to 1.7 million shipments. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On February 18, 2008, Saia Motor Freight implemented a 5.4 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things impact the extent to which customer rate increases are retained over time.
Operating expenses and margin
Consolidated operating income of $2.0 million in the first quarter of 2008 compared to $7.1 million in the prior year. The 2007 results include $2.4 million of pre-tax integration charges from the acquisition of the Connection in November 2006 and Madison Freight in February 2007. The first quarter 2008 operating ratio (operating expenses divided by operating revenue) was 99.2 compared to 97.0 for the same period in 2007. However, excluding the integration charges from 2007, the comparative operating ratios would have been 99.2 in the first quarter of 2008 versus 95.9 in the same period in 2007. Higher fuel prices, in conjunction with volume changes due to increased length of haul, caused $12.8 million of the increase in fuel, operating expenses and supplies. Year-over-year yield increases were more than offset by cost increases in wages, health care and depreciation and maintenance. Purchased transportation expenses increased 17.4 percent reflecting both increased utilization driven by the opening of lanes to and from the acquired territories and higher fuel prices. The annual wage rate increase for 2007 averaged 2.5 percent and was effective December 1, 2007. Additionally, the first quarter of 2008 was adversely impacted by unusually severe winter weather. The Company recorded pre-tax expense of $0.5 million in the first quarter of 2008 for equity-based compensation compared to a pre-tax expense of $0.3 million in the first quarter of 2007 as a result of the impact of stock price changes in the respective periods. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price.
Other
Substantially all non-operating expenses represent interest expense and the increase in net non-operating expenses is a result of overall higher average debt balances during the first quarter of 2008 versus the first quarter of 2007. The effective tax rate was 36.0 percent for the quarter ended March 31, 2008 compared to 39.6 percent for the quarter ended March 31, 2007. The change in the effective tax rate is primarily a result of lower forecasted income for 2008, along with the impact of interest on uncertain tax positions. The Company currently expects its annual effective tax rate to be approximately 41 percent.
Working capital/capital expenditures
Working capital at March 31, 2008 was $37.7 million, which increased from working capital at March 31, 2007 of $18.7 million due to increased net accounts receivable balances of $10.8 million due to slower payments from customers resulting in increased days outstanding, as well as an increase in income tax receivable of $7.2 million. Cash flows used in operating activities were $0.4 million for the three-months ended March 31, 2008 versus cash from operations of $3.8 million for the three-months ended March 31, 2007. For the quarter ended March 31, 2008 cash used in investing activities was $13.4 million versus $22.9 million in the prior-year quarter primarily due to the acquisition of Madison Freight and higher property and equipment purchases in 2007. The 2007 acquisition of property and equipment includes investments in real estate for terminals and in both additions and replacement of revenue equipment and technology equipment and software. For the quarter ended March 31, 2008, cash from financing activities was $12.5 million versus cash from financing activities of $15.4 million for the prior-year quarter. Current year financing activities included $25.0 million in proceeds from new senior notes partially offset by net payments on the revolving credit facility of $12.5 million.
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
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density and improving performance in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent to which these revenue initiatives are successful will be impacted by the underlying economic trends, competitor initiatives and other factors discussed under Risk Factors.
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under Risk Factors.

See Forward-Looking Statements for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Statement 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. Statement 157 is effective for the Company’s fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of Statement. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company is currently evaluating the impact of Statement 157 on its consolidated financial statements.
In February 2007, the FASB issued Statement No. 159, Fair Value Options for Financial Assets and Financial Liabilities (Statement 159), which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Statement 159 is effective for the Company’s fiscal year beginning January 1, 2008. The adoption of Statement 159 has not had a material effect on the Company’s consolidated financial statements; however, the Company will evaluate the manner in which the nonfinancial items covered by Statement 159 will be adopted.
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (Statement 141R). Statement 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. Statement 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. Statement 141R is effective for fiscal years beginning after December 15, 2008. The Company has adopted the most significant elemsnt of Statement 141R and the Company will assess the impact of the business combination provisions of Statement 141R upon the occurrence of a business combination.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement. At March 31, 2008, a total of $135 million is outstanding under this Master Shelf Agreement.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At March 31, 2008, the Company was in compliance with these covenants.
At December 31, 2007 Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At March 31, 2008, Saia had $36.2 million of borrowings under the Credit Agreement, $54.2 million in letters of credit outstanding under the Credit Agreement and availability of $69.6 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must maintain several financial covenants including a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, among others. At March 31, 2008, Saia was in compliance with these covenants.
At March 31, 2008, Yellow Corporation, now know as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through October 2008. At March 31, 2008, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.
Projected net capital expenditures for 2008 are now approximately $35 million primarily due to a reduction in strategic real estate opportunities within Saia’s existing network. This represents an approximately $54 million decrease from 2007 net capital expenditures for property and equipment. Approximately $5.7 million of the 2008 capital budget was committed at March 31, 2008. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $46.3 million for the year ended December 31, 2007, while net cash used in investing activities were $91.4 million. As such, the $41.1 million cash from financing activities also supported capital expenditures in 2007. Cash flows used in operations were $0.4 million for the three months ended March 31, 2008. Thus the funding for the $13.4 million of cash flows used in investing activities came from the $12.5 million cash from financing activities. Investing activities consisted exclusively of net capital expenditures. Cash flows from operating activities were $4.2 million lower than the prior year period primarily due to increased accounts receivable. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company has adequate sources of capital to meet short-term liquidity needs through its cash ($5.3 million at March 31, 2008) and availability under its revolving credit facility ($69.6 million at March 31, 2008). Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment, investments in technology and real estate. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $12.0 million for 2008 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2008.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2008 (in millions).

	Payments due by year
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	36.2	$36.2
Long-term debt (1)	12.8	18.9	18.9	22.2	25.7	50.6	149.1
Operating leases	9.1	8.5	5.4	3.2	1.6	1.4	29.2
Purchase obligations (2)	10.3	$—	$—	$—	$—	$—	10.3

Total contractual obligations	$32.2	$27.4	$24.3	$25.4	$27.3	$88.2	$224.8

(1)	See Note 4 to the consolidated financial statements.

(2)	Includes commitments of $5.7 million for capital expenditures.

	Amount of commitment expiration by year
	2008	2009	2010	2011	2012	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$—	$—	$—	69.6	$69.6
Letters of credit	50.2	5.6	—	—	—	—	55.8
Surety bonds	4.9	0.8	—	—	—	—	5.7

Total commercial commitments	$55.1	$6.4	$—	$—	$—	69.6	$131.1

The Company has unrecognized tax benefits of approximately $3.3 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of March 31, 2008. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
The Company remains a guarantor under its indemnity agreement with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for worker’s compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date, which SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced in April 2008 to $13.6 million following a draw by the Company on the letter of credit to fund the SIR portion of a settlement of a bodily injury claim against Jevic arising prior to the transaction date. Based on current estimates of pending claims against Jevic, we do not anticipate material obligations or liabilities associated with Jevic’s SIR obligation. See Note 3 of the accompanying consolidated financial statements concerning an indemnification claim related to the sale of Jevic arising from the fuel surcharge litigation.
Critical Accounting Policies and Estimates
The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:
•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the policy year March 2003 through February 2004 only, the Company has an aggregate exposure limited to an additional $2.0 million above its $1.0 million per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectibility.

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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Goodwill. In connection with its acquisition of Clark Bros. Transit, Inc. in 2004, the Connection in 2006 and Madison Freight in 2007, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings would be required.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan included in the Company’s Definitive Proxy Statement on Schedule 14A filed on March 16, 2007.
These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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
Forward-Looking Statements
Statements in this report regarding the Company and its business, which are not historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in accordance with the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek,” “should,” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; indemnification obligations associated with the sale of Jevic; the effect of ongoing litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; integration risks; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2007, as updated by Item 1A of this Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2007. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully compensate the Company for increased fuel prices during periods of rapid increases in the price of fuel.
The following table provides information about the Company’s third-party financial instruments as of March 31, 2008. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2008
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$12.8	$18.9	$18.9	$22.2	$25.7	$50.6	$149.1	$163.3
Average interest rate	7.33%	7.34%	7.35%	7.09%	6.93%	6.40%
Variable rate debt	—	—	—	—	—	$36.2	$36.2	$36.2
Average interest rate	—	—	—	—	—	5.25%
Item 4. Controls and Procedures
Quarterly Controls Evaluation and Related CEO and CFO Certifications
As of the end of the period covered by this Form 10-Q, the Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls). The controls evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Disclosure Controls are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the period covered by this Form 10-Q, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attached as Exhibits 31.1 and 31.2 to this Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 3 of the accompanying consolidated financial statements.
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2007 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
				(d) Maximum
			(c) Total Number	Number (or
	(a) Total		of Shares (or	Approximate Dollar
	Number of	(b) Average	Units) Purchased	Value) of Shares (or
	Shares (or	Price Paid per	as Part of Publicly	Units) that May Yet
	Units)	Share (or	Announced Plans	be Purchased under
Period	Purchased (1)	Unit)	or Programs	the Plans or Programs
January 1, 2008 through January 31, 2008	770 (2)	$11.90 (2)	—	$—
February 1, 2008 through February 29, 2008	1,600 (3)	14.86 (3)	—	—
March 1, 2008 through March 31, 2008	14,300 (4)	15.30 (4)	—	—

Total	16,670		—

(1)	Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of January 1, 2008 through January 31, 2008.

(3)	The SCST Executive Capital Accumulation Plan sold 940 shares of Saia stock on the open market at $14.55 during the period of February 1, 2008 through February 29, 2008.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of March 1, 2008 through March 31, 2008.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders —
(a)	On April 24, 2008, Saia held its Annual Meeting of Shareholders

(b)	The following directors were elected for three-year terms with the indicated number of votes set forth below:

	For	Against	Abstain
Linda J. French	12,011,367	194,156	125,861
William F. Martin, Jr.	12,019,982	189,273	122,129
Björn E. Olsson	12,015,795	193,457	122,132

Continuing Directors:
John J. Holland
Richard D. O’Dell
James A. Olson
Douglas W. Rockel
Herbert A. Trucksess, III
Jeffrey C. Ward
(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Auditors for 2008 was voted on and approved at the meeting by the following vote: For: 12,163,394, Against: 54,726, Abstain: 113,264.
Item 5. Other Information — None
Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 11, 2007).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 30, 2008	/s/ James A. Darby James A. Darby
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