Form 10-Q
period 2008-06-30
SAIA INC
filed 2008-08-04
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      to
Commission file number: 0-49983

SAIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer
Identification No.)

11465 Johns Creek Parkway, Suite 400	30097
Johns Creek, GA	(Zip Code)
(Address of principal
executive offices)
(770) 232-5067
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 28, 2008
Common Stock, par value $.001 per share	13,450,472

SAIA, INC.

Saia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$5,565	$6,656
Accounts receivable, net	127,690	107,116
Prepaid expenses and other	52,504	37,837

Total current assets	185,759	151,609
Property and Equipment, at cost	609,641	596,357
Less-accumulated depreciation	242,229	227,585

Net property and equipment	367,412	368,772
Goodwill, net	35,470	35,470
Other Intangibles, net	3,444	3,860
Other Noncurrent Assets	904	872

Total assets	$592,989	$560,583

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$62,632	$42,732
Wages, vacation and employees’ benefits	36,790	32,862
Other current liabilities	48,322	38,138
Current portion of long-term debt	15,188	12,793

Total current liabilities	162,932	126,525
Other Liabilities:
Long-term debt	144,682	160,052
Deferred income taxes	54,661	55,961
Claims, insurance and other	24,717	17,393

Total other liabilities	224,060	233,406

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,450,472 and 13,448,602 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	13	13
Additional paid-in-capital	171,379	170,260
Deferred compensation trust, 164,117 and 144,507 shares of common stock at cost at June 30, 2008 and December 31, 2007, respectively	(2,859)	(2,584)
Retained earnings	37,464	32,963

Total shareholders’ equity	205,997	200,652

Total liabilities and shareholders’ equity	$592,989	$560,583

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2008	2007	2008	2007
Operating Revenue	$276,050	$252,762	$525,380	$484,589
Operating Expenses:
Salaries, wages and employees’ benefits	136,871	135,237	270,218	265,042
Purchased transportation	21,704	19,073	40,688	35,240
Fuel, operating expenses and supplies	79,940	55,910	146,413	106,304
Operating taxes and licenses	9,083	8,762	18,046	17,083
Claims and insurance	7,474	9,463	16,919	18,261
Depreciation and amortization	10,375	9,796	20,542	18,816
Operating gains, net	(267)	(58)	(299)	(223)
Integration charges	—	—	—	2,427

Total operating expenses	265,180	238,183	512,527	462,950

Operating Income	10,870	14,579	12,853	21,639
Nonoperating Expenses:
Interest expense	3,102	2,352	6,288	4,557
Other, net	(30)	(128)	67	(279)

Nonoperating expenses, net	3,072	2,224	6,355	4,278

Income Before Income Taxes	7,798	12,355	6,498	17,361
Income Tax Provision	1,593	4,951	1,127	6,936

Income from Continuing Operations	6,205	7,404	5,371	10,425
Loss from Discontinued Operations	(872)	—	(872)	—

Net Income	$5,333	$7,404	$4,499	10,425

Weighted average common shares outstanding — basic	13,290	14,135	13,294	14,186

Weighted average common shares outstanding — diluted	13,484	14,405	13,480	14,459

Basic Earnings Per Share-Continuing Operations	$0.47	$0.52	$0.40	$0.73

Diluted Earnings Per Share-Continuing Operations	$0.46	$0.51	$0.40	$0.72

Basic Loss Per Share-Discontinued Operations	$(0.07)	—	$(0.07)	—

Diluted Loss Per Share-Discontinued Operations	$(0.06)	—	$(0.06)	—

Basic Earnings Per Share	$0.40	$0.52	$0.34	$0.73

Diluted Earnings Per Share	$0.40	$0.51	$0.33	$0.72

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2008 and 2007
(in thousands)
(unaudited)

	Six Months
	2008	2007
Operating Activities:
Net cash from operating activities—continuing operations	30,823	$19,855
Net cash from (used in) operating activities—discontinued operations	717	(117)

Net cash from operating activities	31,540	19,738

Investing Activities:
Acquisition of property and equipment	(20,614)	(29,002)
Proceeds from disposal of property and equipment	994	487
Acquisition of business	—	(2,344)

Net cash used in investing activities	(19,620)	(30,859)

Financing Activities:
Proceeds from long-term debt	25,000	12,916
Repayment of long-term debt	(38,011)	(1,401)
Repurchase of common stock	—	(5,408)
Proceeds from stock option exercises	—	624

Net cash from (used in) financing activities	(13,011)	6,731

Net Decrease in Cash and Cash Equivalents	(1,091)	(4,390)
Cash and cash equivalents, beginning of period	6,656	10,669

Cash and cash equivalents, end of period	$5,565	$6,279

Supplemental Cash Flow Information:
Income taxes paid, net	517	$2,504
Interest paid	6,469	3,229
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the quarter and six-months ended June 30, 2008, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Integration Charges
Integration charges totaling zero and $2.4 million were expensed in the quarter and six-months ended June 30, 2007 in connection with the acquisitions of the Connection and Madison Freight. These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.
New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Statement 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. Statement 157 is effective for the Company’s fiscal year beginning January 1, 2008. The adoption of Statement 157 has not had a material effect on the Company’s consolidated financial statements. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of Statement 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company will evaluate the manner in which the nonfinancial items covered by Statement 157 will be adopted.
In February 2007, the FASB issued Statement No. 159, Fair Value Options for Financial Assets and Financial Liabilities (Statement 159), which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Statement 159 is effective for the Company’s fiscal year beginning January 1, 2008. The adoption of Statement 159 has not had a material effect on the Company’s consolidated financial statements.
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
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$6,205	$7,404	$5,371	$10,425
Loss from discontinued operations, net	(872)	—	(872)	—

Net income	$5,333	$7,404	$4,499	$10,425

Denominator:
Denominator for basic earnings per share—weighted average common shares	13,290	14,135	13,294	14,186
Effect of dilutive stock options	95	211	94	219
Effect of other common stock equivalents	99	59	92	54

Denominator for diluted earnings per share—adjusted weighted average common shares	13,484	14,405	13,480	14,459

Basic Earnings Per Share — Continuing Operations	$0.47	$0.52	$0.40	$0.73

Basic (Loss) Per Share — Discontinued Operations	(0.07)	—	(0.07)	—

Basic Earnings Per Share	$0.40	$0.52	$0.34	$0.73

Diluted Earnings Per Share — Continuing Operations	$0.46	$0.51	$0.40	$0.72

Diluted (Loss) Per Share — Discontinued Operations	(0.06)	—	(0.06)	—

Diluted Earnings Per Share	$0.40	$0.51	$0.33	$0.72

For the quarters ended June 30, 2008 and 2007 respectively, options for 329,300 and 49,510 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2008 and 2007 respectively, options for 320,613 and 117,360 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(3) Commitments and Contingencies
Fuel Surcharge Litigation. In late July 2007, a lawsuit was filed in the United States District Court for the Southern District of California against Saia and several other major LTL freight carriers alleging that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeking injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against Saia and other LTL freight carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. The cases were consolidated and transferred to the United States District Court for the Northern District of Georgia, and the plaintiffs in these cases are seeking class action certification.
Plaintiffs filed their Amended Consolidated Complaint on May 23, 2008. Plaintiffs voluntarily dismissed the following carriers from the Amended Consolidated Complaint without prejudice: R&L Carriers, Inc., New England Motor Freight, Inc., Southeast Freight Lines, Inc., AAA Cooper Transportation, Jevic Transportation, Inc. (Jevic) and Sun Capital Partners. Plaintiffs also voluntarily dismissed Southern Motor Carriers Rate Conference, Inc. without prejudice.
On June 25, 2008, Defendants filed their Motion to Dismiss Plaintiffs’ Consolidated Class Action Complaint on the grounds that it failed to adequately plead collusion and conspiracy. Given the nature and status of the claims, we cannot yet determine the amount or a reasonable range of potential loss, if any. We believe that these claims have no merit and intend to vigorously defend ourselves.
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition is now pending. The proposed settlement has been reflected as a liability of $0.8 million as of June 30, 2008 and was recorded as other operating expenses in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Debt and Financing Arrangements
At June 30, 2008 debt consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
Credit Agreement with Banks, described below	$18,506	$48,724
Senior Notes under a Master Shelf Agreement, described below	130,000	110,000
Subordinated debentures, interest rate of 7.0% semi-annual installment payments due from 2005 to 2011	11,364	14,121

Total Debt	159,870	172,845
Current Maturities	15,188	12,793

Long-Term Debt	$144,682	$160,052

On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2008, the Company was in compliance with these financial covenants.
At December 31, 2007, Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At June 30, 2008, Saia had $18.5 million of borrowings under the Credit Agreement, at an interest rate of 5.00 percent, $54.2 million in letters of credit outstanding under the Credit Agreement and, subject to the satisfaction of existing debt covenants, availability of $87.3 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must satisfy a tangible net worth covenant and maintain a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio. At June 30, 2008, Saia was in compliance with these financial covenants.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2008 and December 31, 2007 is $160.3 million and $181.8 million, respectively.
The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2008	$5,000
2009	18,938
2010	18,938
2011	22,196
2012	25,714
Thereafter through 2018	69,084
(5) Income Taxes
In May 2008, the Company was approved as an alternative fueler by the IRS. As a result of receiving approval, the Company recorded, as a discrete item in the quarter, a tax benefit of $1.4 million which represents the amount of the alternative fuel credit for 2006 and 2007. Additionally, the Company has included the estimated amount of the 2008 alternative fuel credit (approximately $1 million) in the calculation of its estimated annual effective tax rate for 2008. As a result, the current estimated annual effective tax rate before discrete item for the alternative fuel credit is approximately 38 percent as compared to an estimated annual effective tax rate of approximately 41 percent at the end of the first quarter 2008.
(6) Discontinued Operations
The Company sold the stock of Jevic Transportation, Inc. (Jevic) on June 30, 2006 and remains a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. The SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced in April 2008 to $13.6 million following a draw by the Company on the letter of credit to fund the SIR portion of a settlement of a bodily injury claim against Jevic arising prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the current estimates of the indemnification obligations as of June 30, 2008. Accordingly, the Company established a liability of $14.6 million for open Jevic claims for occurrences prior to June 30, 2006. Additionally, the Company recorded a receivable of $13.6 million, included in prepaid expenses and other current assets, for the amounts available under the letter of credit. The income statement impact of $0.9 million, net of taxes, is reflected as discontinued operations in the second quarter of 2008.
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
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 9.2 percent in the second quarter of 2008 over the second quarter of 2007. Revenue growth was attributable to improvement in yield (revenue per hundred weight) through the impact of higher fuel surcharges and increased length of haul.
Operating income was $10.9 million for the second quarter of 2008, a decrease of $3.7 million from the prior-year quarter. The Company recorded a pre-tax benefit of $0.6 million in the second quarter of 2008 for equity-based compensation compared to a pre-tax expense of $0.8 million in the second quarter of 2007 as a result of the impact of stock price changes in the respective periods. The Company also recorded a tax benefit in the second quarter of 2008 for the prior period impact of an alternative fuel tax credit of $1.4 million. Earnings from continuing operations in the second quarter of 2008 were $0.46 per share compared to $0.51 per share in the second quarter of 2007. Second quarter 2008 operating income was impacted by the soft freight environment, escalating fuel prices and higher costs. The operating ratio (operating expenses divided by operating revenue) of 96.1 percent in the second quarter of 2008 compared to 94.2 percent in the second quarter of 2007.
The Company had $30.8 million in cash from operating activities of continuing operations through the first six months of the year compared with $19.9 million generated in the prior-year period. Cash flows from operating activities of discontinued operations were $0.7 million for the six months ended June 30, 2008 versus $0.1 million of cash used in operating activities of discontinued operations for the six months ended June 30, 2007. The Company had net cash used in investing activities of $19.6 million during the first six months of 2008 for the purchase of property and equipment compared to $30.9 million in the first six months of 2007, which included the acquisition of Madison Freight. The Company’s cash used in financing activities during the first six months of 2008 included proceeds from borrowings on long-term debt of $25 million, which was more than offset by $38.0 million of debt repayments. The Company had borrowings of $18.5 million and $54.2 million in letters of credit outstanding on its credit agreement and a cash balance of $5.6 million as of June 30, 2008.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. (also referred to as Saia and the Company).
The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional and multi-regional LTL services and selected national LTL and guaranteed service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight, LLC.
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

Results of Operations
Saia, Inc.
Selected Results of Operations and Operating Statistics — Continuing Operations
For the quarters ended June 30, 2008 and 2007
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2008	2007	’08 v. ’07
Operating Revenue	$276,050	$252,762	9.2%
Operating Expenses:
Salaries, wages and employees’ benefits	136,871	135,237	1.2
Purchased transportation	21,704	19,073	13.8
Depreciation and amortization	10,375	9,796	5.9
Fuel and other operating expenses	96,230	74,077	29.9
Operating Income	10,870	14,579	(25.4)
Operating Ratio	96.1%	94.2%	1.9
Nonoperating Expense	3,072	2,224	38.1

Working Capital	22,827	11,207
Cash Flows from Operations (year to date)	30,823	19,855
Net Acquisitions of Property and Equipment (year to date)	19,620	28,515

Operating Statistics:
LTL Tonnage	963	982	(1.9)
Total Tonnage	1,165	1,174	(0.7)

LTL Shipments	1,735	1,781	(2.6)
Total Shipments	1,762	1,807	(2.5)

LTL Revenue per hundredweight	$13.28	$11.98	10.8
Total Revenue per hundredweight	$11.86	$10.78	10.0
Quarter and six months ended June 30, 2008 vs. Quarter and six months ended June 30, 2007
Continuing Operations
Revenue and volume
Consolidated revenue increased 9.2 percent to $276.1 million as a result of higher yields including the impact of increased fuel surcharges and increased length of haul partially offset by decreased tonnage primarily as a result of the difficult economic environment. Fuel prices have continued to increase during the second quarter of 2008. However, unlike the first quarter of 2008 where the rapid rise in fuel prices resulted in net additional fuel expense, the cost per gallon increases were offset by the increase in fuel surcharges during the second quarter of 2008. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 10.8 percent to $13.28 per hundredweight for the second quarter of 2008 including the impact of fuel surcharges. Saia’s LTL tonnage was down 1.9 percent to 1.0 million tons and LTL shipments were down 2.6 percent to 1.7 million shipments. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On February 18, 2008, Saia Motor Freight implemented a 5.4 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things impact the extent to which customer rate increases are retained over time.

For the six months ended June 30, 2008 operating revenues were $525.4 million up 8.4 percent from $484.6 million for the six months ended June 30, 2007 due to higher yields and revenue per shipment reflecting the increased fuel surcharges and longer lengths of haul. Consistent with the quarterly results, higher fuel prices have resulted in increases in other operating expenses as well.
Operating expenses and margin
Consolidated operating income of $10.9 million in the second quarter of 2008 compared to $14.6 million in the prior year. The second quarter 2008 operating ratio (operating expenses divided by operating revenue) was 96.1 compared to 94.2 for the same period in 2007. Higher fuel prices, in conjunction with volume changes due to increased length of haul, caused $20.2 million of the increase in fuel, operating expenses and supplies. Year-over-year yield increases were more than offset by cost increases in wages, health care and depreciation and maintenance. Accident expense in the second quarter of 2008 was $2.0 million less than the second quarter of 2007 reflecting favorable trends in the severity of accidents incurred. Purchased transportation expenses increased 13.8 percent reflecting both higher fuel prices and increased utilization driven by the opening of lanes to and from the acquired territories. The annual wage rate increase for 2007 averaged 2.5 percent and was effective December 1, 2007. The Company recorded no annual incentive expense in the second quarter of 2008 versus $1.1 million in the second quarter of 2007 based on the Company’s current operating performance. The Company recorded pre-tax benefit of $0.6 million in the second quarter of 2008 for equity-based compensation compared to a pre-tax expense of $0.8 million in the second quarter of 2007 as a result of the impact of stock price changes in the respective periods. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price.
For the six months ended June 30, 2008, operating income was $12.9 million with an operating ratio of 97.6 percent compared to operating income of $21.6 million with an operating ratio of 95.5 percent for the six-months ended June 30, 2007. The six months ended June 30, 2007 results include integration charges of $2.4 million due to the integration of the operations of the Connection and Madison Freight during the first quarter of 2007. Higher fuel prices and fuel volumes resulted in $33 million of the increase in fuel, operating expenses and supplies for the six months ended June 30, 2008. Purchased transportation expenses increased 15.5 percent during the first six months of 2008 due to higher utilization and higher fuel prices.
Other
Substantially all non-operating expenses represent interest expense and the increase in net non-operating expenses is a result of overall higher average debt balances during the second quarter of 2008 versus the second quarter of 2007. The effective tax rate was 20.4 percent for the quarter ended June 30, 2008 compared to 40.1 percent for the quarter ended June 30, 2007. The 2008 tax rate includes the impact of non-recurring items, specifically the alternative fuel tax credit of $1.4 million for 2006 and 2007 as the Company was approved as an alternative fueler in the second quarter of 2008. The Company has included the estimated amount of the 2008 alternative fuel credit (approximately $1 million) in the calculation of its estimated annual effective tax rate for 2008. As a result, the current estimated annual effective tax rate before discrete item for the alternative fuel credit is approximately 38 percent as compared to an estimated annual effective tax rate of approximately 41 percent at the end of the first quarter 2008.
Income from continuing operations was $6.2 million or $0.46 per diluted share in the second quarter of 2008 compared to $7.4 million, or $0.51 per diluted share, in the second quarter of 2007. Income from continuing operations was $5.4 million or $0.40 per diluted share in the first six months of 2008 compared to income from continuing operations of $10.4 million or $0.72 per diluted share in the first six months of 2007.
Discontinued Operations
In the second quarter of 2008, the Company recorded a $0.9 million charge, net of tax, as a result of the liabilities associated with the indemnification obligations under the Stock Purchase Agreement for the sale of Jevic Transportation, Inc.
Working capital/capital expenditures
Working capital at June 30, 2008 was $22.8 million, which increased from working capital at June 30, 2007 of $11.2 million due to increased net accounts receivable balances of $13.0 million due to slower payments from customers resulting in increased days outstanding, as well as an increase in income tax receivable of $6.4 million, partially offset by increases in current liabilities. Cash flows from operating activities were $31.5 million for the six months ended June 30, 2008 versus $19.7 million for the six months ended June 30, 2007. For the six months ended June 30, 2008 cash used in investing activities was $19.6 million versus $30.9 million in the prior-year period, primarily due to higher property and equipment purchases and the acquisition of Madison Freight in 2007. The 2007 acquisition of property and equipment includes investments in real estate for terminals and in both additions and replacement of revenue equipment and technology equipment and software. For the six-months ended June 30, 2008, cash used in financing activities was $13.0 million versus cash from financing activities of $6.7 million for the prior-year period. Current year financing activities included $25.0 million in proceeds from new senior notes, which were more than offset by net payments on the revolving credit facility and senior notes of $38.0 million.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. Given the volume and pricing trends in the first half of 2008, there remains uncertainty as to the direction of the economy for the balance of 2008. For 2008, we plan to continue to focus on providing top quality service and improving safety performance while building density within our existing geography. Saia continues to evaluate opportunities to grow and further increase profitability.
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
New Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (Statement 157). Statement 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. Statement 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. Statement 157 is effective for the Company’s fiscal year beginning January 1, 2008. The adoption of Statement 157 has not had a material effect on the Company’s consolidated financial statements. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2 which partially defer the effective date of Statement 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. The Company will evaluate the manner in which the nonfinancial items covered by Statement 157 will be adopted.
In February 2007, the FASB issued Statement No. 159, Fair Value Options for Financial Assets and Financial Liabilities (Statement 159), which permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Statement 159 is effective for the Company’s fiscal year beginning January 1, 2008. The adoption of Statement 159 has not had a material effect on the Company’s consolidated financial statements.
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
On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement. At June 30, 2008, a total of $130 million is outstanding under this Master Shelf Agreement.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum interest coverage ratio and a minimum tangible net worth, among others. At June 30, 2008, the Company was in compliance with these financial covenants.
At December 31, 2007, Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At June 30, 2008, Saia had $18.5 million of borrowings under the Credit Agreement, $54.2 million in letters of credit outstanding under the Credit Agreement and, subject to the satisfaction of existing debt covenants, availability of $87.3 million. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must satisfy a tangible net worth covenant and maintain a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio. At June 30, 2008, Saia was in compliance with these financial covenants.
At June 30, 2008, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through October 2008. At June 30, 2008, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.
Projected net capital expenditures for 2008 are now approximately $35 million primarily due to a reduction in strategic real estate opportunities within Saia’s existing network. This represents an approximately $54 million decrease from 2007 net capital expenditures for property and equipment. Approximately $11.9 million of the 2008 capital budget was committed at June 30, 2008. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $46.3 million for the year ended December 31, 2007, while net cash used in investing activities were $91.4 million. As such, the $41.1 million cash from financing activities also supported capital expenditures in 2007. Cash flows from operations were $31.5 million for the six months ended June 30, 2008 which funded the $19.6 million of total capital expenditures in the first six months of 2008. Cash flows from operating activities for the six months ended June 30, 2008 were $11.0 million higher than the prior year period primarily due to decreased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($5.6 million at June 30, 2008) and, subject to the satisfaction of existing debt covenants, availability under its revolving credit facility ($87.3 million at June 30, 2008). Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment, investments in technology and real estate. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $11.5 million for 2008 and decreasing for each year thereafter, based on borrowings outstanding at June 30, 2008.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2008 (in millions).

	Payments due by year
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	18.5	$18.5
Long-term debt (1)	5.0	18.9	18.9	22.2	25.7	50.7	141.4
Operating leases	7.5	12.2	8.4	5.8	3.8	9.5	47.2
Purchase obligations (2)	15.6	—	—	—	—	—	15.6

Total contractual obligations	$28.1	$31.1	$27.3	$28.0	$29.5	$78.7	$222.7

(1)	See Note 4 to the condensed consolidated financial statements.

(2)	Includes commitments of $11.9 million for capital expenditures.

	Amount of commitment expiration by year
	2008	2009	2010	2011	2012	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$—	$—	$—	87.3	$87.3
Letters of credit	46.2	9.6	—	—	—	—	55.8
Surety bonds	3.1	2.9	—	—	—	—	6.0

Total commercial commitments	$49.3	$12.5	$—	$—	$—	87.3	$149.1

The Company has unrecognized tax benefits of approximately $3.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of June 30, 2008. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
The Company sold the stock of Jevic Transportation, Inc. (Jevic) on June 30, 2006 and remains a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. The SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced in April 2008 to $13.6 million following a draw by the Company on the letter of credit to fund the SIR portion of a settlement of a bodily injury claim against Jevic arising prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the current estimates of the indemnification obligations as of June 30, 2008. Accordingly, the Company established a liability of $14.6 million for open Jevic claims for occurrences prior to June 30, 2006. Additionally, the Company recorded a receivable of $13.6 million, included in prepaid expenses and other current assets, for the amounts available under the letter of credit. The income statement impact of $0.9 million, net of taxes, is reflected as discontinued operations in the second quarter of 2008.
Critical Accounting Policies and Estimates
The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:
•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the policy year March 2003 through February 2004 only, the Company has an aggregate exposure limited to an additional $2.0 million above its $1.0 million per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims,, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.
•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectability.

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
Forward-Looking Statements
Statements in this report regarding the Company and its business, which are not historical facts are “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made in accordance with the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “seek,” “should,” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-Q. Investors should not place undue reliance on such forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in the forward-looking statements. These factors and risks include, but are not limited to, general economic conditions; integration risks; indemnification obligations associated with the sale of Jevic Transportation, Inc.; our ability to remain in compliance with the agreements governing our indebtedness; the effect of ongoing litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; effectiveness of company-specific performance improvement initiatives; competitive initiatives and pricing pressures, including in connection with fuel surcharges; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2007, as updated by Item 1A of this Form 10-Q.
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
The following table provides information about the Company’s third-party financial instruments as of June 30, 2008. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2008
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	$5.0	$18.9	$18.9	$22.2	$25.7	$50.7	$141.4	$141.8
Average interest rate	7.33%	7.34%	7.35%	7.09%	6.93%	6.40%
Variable rate debt	—	—	—	—	—	$18.5	$18.5	$18.5
Average interest rate	—	—	—	—	—	5.00%
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
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Form 10-Q, the Company’s Disclosure Controls are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number (or
	(a) Total				of Shares (or	Approximate Dollar
	Number of		(b) Average		Units) Purchased	Value) of Shares (or
	Shares (or		Price Paid per		as Part of Publicly	Units) that May Yet
	Units)		Share (or		Announced Plans	be Purchased under
Period	Purchased (1)		Unit)		or Programs	the Plans or Programs
April 1, 2008 through April 30, 2008	860	(2)	$13.77	(2)	—	$—
May 1, 2008 through May 31, 2008	—	(3)	—	(3)	—	—
June 1, 2008 through June 30, 2008	4,720	(4)	12.16	(4)	—	—

Total	5,580				—

(1)	Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold 1,700 shares of Saia stock on the open market at $15.52 during the period of April 1, 2008 through April 30, 2008.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of May 1, 2008 through May 31, 2008.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of June 1, 2008 through June 30, 2008.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders —None
Item 5. Other Information
On April 23, 2008, the Company entered into an Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (Plan Amendment) to allow non-qualified stock options awarded under the plan to be exercised on a net exercise basis, to allow stock appreciation rights granted pursuant to the plan to be settled in either cash or Company common stock and to clarify that the Company may satisfy its withholding obligations under the plan by withholding shares received as a result of the exercise of an award under the plan.
On June 4, 2008, the Company entered into Amendment No. 4 to the Senior Notes Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates (Amendment No. 4). Amendment No. 4 modifies certain defined terms and the Tangible Net Worth covenant and replaces financial covenants establishing maximum ratios of Total Indebtedness to EBITDAR, Adjusted Total Indebtedness to EBITDAR and EBIT to Interest Expense with financial covenants establishing a maximum Fixed Charge Coverage Ratio, Leverage Ratio and Adjusted Leverage Ratio, each to be tested on a quarterly basis. Amendment No. 4 also permits, in the event the Company or one of its subsidiaries acquires all of the outstanding stock of an entity or entities operating a primary line of business within the Company’s core industry, the indebtedness of such entity assumed as a result of the acquisition to be maintained and remain in effect until the existing maturity date provided the aggregate indebtedness from all acquired entities does not exceed $25 million. Additionally, Amendment No. 4 excludes repurchases of the Company’s common stock prior to the date of the amendment from the Fixed Charge Coverage Ratio calculation and also excludes from such calculation subsequent repurchases up to the aggregate amount of $50 million provided the Company meets certain financial covenants following the repurchase.
The foregoing description of the Plan Amendment and Amendment No. 4 are qualified in their entirely by reference to the amendments, which are filed hereto as Exhibit 10.1 and Exhibit 10.2, respectively, and incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Amendment to the Saia, Inc. Amended and Restated Omnibus Incentive Plan

10.2	Amendment No. 4 to the Senior Notes Shelf Agreement dated as of June 4, 2008 and related Consent

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.
Date: August 4, 2008	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Rights Agreement between SCS Transportation, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of SCS Transportation, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

10.1	Amendment to the Saia, Inc. Amended and Restated Omnibus Incentive Plan

10.2	Amendment No. 4 to the Senior Notes Master Shelf Agreement dated as of June 4, 2008 and related Consent

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1