Form 10-Q
period 2008-09-30
SAIA INC
filed 2008-11-04
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 28, 2008

Common Stock, par value $.001 per share	13,510,709

SAIA, INC.
INDEX

PAGE
PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets September 30, 2008 and December 31, 2007	3

Condensed Consolidated Statements of Operations Quarter and Nine-months ended September 30, 2008 and 2007	4

Condensed Consolidated Statements of Cash Flows Nine-months ended September 30, 2008 and 2007	5

Notes to Condensed Consolidated Financial Statements	6-9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4: Controls and Procedures	18-19

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	20

ITEM 1A: Risk Factors	20

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	20

ITEM 3: Defaults Upon Senior Securities	20

ITEM 4: Submission of Matters to a Vote of Security Holders	20

ITEM 5: Other Information	20

ITEM 6: Exhibits	21

Signature	22

Exhibit Index	E-1

Saia, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$21,134	$6,656
Accounts receivable, net	121,533	107,116
Prepaid expenses and other	36,774	37,837

Total current assets	179,441	151,609
Property and Equipment, at cost	609,541	596,357
Less-accumulated depreciation	250,918	227,585

Net property and equipment	358,623	368,772
Goodwill, net	35,511	35,470
Other Intangibles, net	3,248	3,860
Other Noncurrent Assets	951	872

Total assets	$577,774	$560,583

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable and checks outstanding	$59,612	$42,732
Wages, vacation and employees’ benefits	38,865	32,862
Other current liabilities	51,011	38,138
Current portion of long-term debt	10,188	12,793

Total current liabilities	159,676	126,525

Other Liabilities:
Long-term debt	127,617	160,052
Deferred income taxes	58,073	55,961
Claims, insurance and other	22,630	17,393

Total other liabilities	208,320	233,406
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,510,709 and 13,448,602 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	14	13
Additional paid-in-capital	172,300	170,260
Deferred compensation trust, 159,537 and 144,507 shares of common stock at cost at September 30, 2008 and December 31, 2007, respectively	(2,771)	(2,584)
Retained earnings	40,235	32,963

Total shareholders’ equity	209,778	200,652

Total liabilities and shareholders’ equity	$577,774	$560,583

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Operations
For the quarter and nine months ended September 30, 2008 and 2007
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2008	2007	2008	2007
Operating Revenue	$274,181	$247,823	$799,560	$732,412
Operating Expenses:
Salaries, wages and employees’ benefits	139,745	129,261	409,963	394,302
Purchased transportation	21,026	20,710	61,714	55,951
Fuel, operating expenses and supplies	78,895	58,699	225,308	165,002
Operating taxes and licenses	8,970	8,626	27,015	25,709
Claims and insurance	7,824	10,000	24,743	28,261
Depreciation and amortization	10,299	9,785	30,841	28,602
Operating gains, net	(112)	(1,911)	(410)	(2,134)
Integration charges	—	—	—	2,427

Total operating expenses	266,647	235,170	779,174	698,120

Operating Income	7,534	12,653	20,386	34,292
Nonoperating Expenses:
Interest expense	2,892	2,644	9,180	7,200
Other, net	155	(60)	222	(339)

Nonoperating expenses, net	3,047	2,584	9,402	6,861

Income Before Income Taxes	4,487	10,069	10,984	27,431
Income Tax Provision	1,592	4,120	2,718	11,055

Income from Continuing Operations	2,895	5,949	8,266	16,376
Loss from Discontinued Operations	(123)	—	(994)	—

Net Income	$2,772	$5,949	$7,272	$16,376

Weighted average common shares outstanding — basic	13,328	13,651	13,306	14,006

Weighted average common shares outstanding — diluted	13,561	13,861	13,528	14,242

Basic Earnings Per Share-Continuing Operations	$0.22	$0.44	$0.62	$1.17

Diluted Earnings Per Share-Continuing Operations	$0.21	$0.43	$0.61	$1.15

Basic Loss Per Share-Discontinued Operations	$(0.01)	$—	$(0.07)	$—

Diluted Loss Per Share-Discontinued Operations	$(0.01)	$—	$(0.07)	$—

Basic Earnings Per Share	$0.21	$0.44	$0.55	$1.17

Diluted Earnings Per Share	$0.20	$0.43	$0.54	$1.15

See accompanying notes to condensed consolidated financial statements.

Saia, Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2008 and 2007
(in thousands)
(unaudited)

	Nine Months
	2008	2007
Operating Activities:
Net cash from operating activities—continuing operations	$56,627	$30,641
Net cash from operating activities—discontinued operations	12,868	—

Net cash from operating activities	69,495	30,641

Investing Activities:

Acquisition of property and equipment	(21,908)	(60,148)
Proceeds from disposal of property and equipment	1,397	5,674
Acquisition of business	—	(2,344)

Net cash used in investing activities	(20,511)	(56,818)

Financing Activities:
Proceeds from long-term debt	25,000	47,529
Repayment of long-term debt	(60,094)	(6,402)
Repurchase of common stock	—	(23,226)
Proceeds from stock option exercises	588	1,378

Net cash from (used in) financing activities	(34,506)	19,279

Net Increase (Decrease) in Cash and Cash Equivalents	14,478	(6,898)

Cash and cash equivalents, beginning of period	6,656	10,669

Cash and cash equivalents, end of period	$21,134	$3,771

Supplemental Cash Flow Information:
Income taxes paid (received), net	$(3,131)	$8,327
Interest paid	8,398	5,492
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
The condensed consolidated financial statements have been prepared by the Company, without audit by independent registered public accountants. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the statement of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007. Operating results for the quarter and nine-months ended September 30, 2008, are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2008.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Integration Charges
Integration charges totaling zero and $2.4 million were expensed in the quarter and nine-months ended September 30, 2007 in connection with the acquisitions of the Connection and Madison Freight. These integration charges consist of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.
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
(2) Computation of Earnings Per Share
The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$2,895	$5,949	$8,266	$16,376
Loss from discontinued operations, net	(123)	—	(994)	—

Net income	$2,772	$5,949	$7,272	$16,376

Denominator:
Denominator for basic earnings per share- weighted average common shares	13,328	13,651	13,306	14,006
Effect of dilutive stock options	89	169	89	200
Effect of other common stock equivalents	144	41	133	36

Denominator for diluted earnings per share- adjusted weighted average common shares	13,561	13,861	13,528	14,242

Basic Earnings Per Share — Continuing Operations	$0.22	$0.44	$0.62	$1.17

Basic (Loss) Per Share — Discontinued Operations	(0.01)	—	(0.07)	—

Basic Earnings Per Share	$0.21	$0.44	$0.55	$1.17

Diluted Earnings Per Share — Continuing Operations	$0.21	$0.43	$0.61	$1.15

Diluted (Loss) Per Share — Discontinued Operations	(0.01)	—	(0.07)	—

Diluted Earnings Per Share	$0.20	$0.43	$0.54	$1.15

For the quarters ended September 30, 2008 and 2007 respectively, options for 209,034 and 165,770 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the nine months ended September 30, 2008 and 2007 respectively, options for 212,310 and 117,360 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
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
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at September 30, 2008 and was recorded as other operating expenses in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Debt and Financing Arrangements
At September 30, 2008 and December 31, 2007 debt consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
Credit Agreement with Banks, described below	$1,424	$48,724
Senior Notes under a Master Shelf Agreement, described below	125,000	110,000
Subordinated debentures, interest rate of 7.0% semi-annual installment payments due from 2005 to 2011	11,381	14,121

Total Debt	137,805	172,845
Current Maturities	10,188	12,793

Long-Term Debt	$127,617	$160,052

On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum fixed charge coverage ratio and a minimum tangible net worth, among others. At September 30, 2008, the Company was in compliance with these financial covenants.
At December 31, 2007, Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At September 30, 2008, Saia had $1.4 million of borrowings under the Credit Agreement, at an interest rate of 5.00 percent and $54.2 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must maintain a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio. At September 30, 2008, Saia was in compliance with these financial covenants.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2008 and December 31, 2007 is $140.1 million and $181.8 million, respectively.
The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2008	$—
2009	18,938
2010	18,938
2011	22,196
2012	25,714
Thereafter through 2018	52,019
(5) Income Taxes
In May 2008, the Company was approved as an alternative fueler by the IRS. As a result of receiving approval, the Company recorded, as a discrete item in the quarter, a tax benefit of $1.4 million which represents the amount of the alternative fuel credit for 2006 and 2007. Additionally, the Company has included the estimated amount of the 2008 alternative fuel credit (approximately $1 million) in the calculation of its estimated annual effective tax rate for 2008. As a result, the current estimated annual effective tax rate before the discrete item for the alternative fuel credit is approximately 38 percent as compared to an estimated annual effective tax rate of approximately 41 percent at the end of the first quarter 2008.
(6) Discontinued Operations
The Company sold the stock of Jevic Transportation, Inc. (Jevic) on June 30, 2006 and was a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. The SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced to $13.2 million following draws by the Company on the letter of credit to fund the SIR portion of settlements of claims against Jevic arising prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the current estimates of the indemnification obligations as of June 30, 2008. The income statement impact of $0.9 million, net of taxes, was reflected as discontinued operations in the second quarter of 2008.
In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic.

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
Executive Overview
The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 8.9 percent in the third quarter of 2008 over the third quarter of 2007, on a per workday basis. Revenue growth was attributable to improvement in yield (revenue per hundred weight) through the impact of higher fuel surcharges and increased length of haul.
Operating income was $7.5 million for the third quarter of 2008, a decrease of $5.1 million from the prior-year quarter. During the current quarter claims and insurance expense was $2.2 million less than the prior year quarter, primarily due to reduced accident severity. The Company recorded a pre-tax expense of $0.6 million in the third quarter of 2008 for equity-based compensation compared to a pre-tax benefit of $3.4 million in the third quarter of 2007 as a result of stock price changes in the respective periods. Earnings from continuing operations in the third quarter of 2008 were $0.21 per share compared to $0.43 per share in the third quarter of 2007. Third-quarter 2008 operating income was impacted by the continued soft freight environment, increasingly competitive pricing environment and higher costs. The operating ratio (operating expenses divided by operating revenue) was 97.3 percent in the third quarter of 2008 compared to 94.9 percent in the third quarter of 2007.
The Company had $56.6 million in cash from operating activities of continuing operations through the first nine months of the year compared with $30.6 million generated in the prior-year period. Cash flows from operating activities of discontinued operations were $12.9 million for the nine months ended September 30, 2008 as a result of the receipt of the letter of credit funds versus zero cash used in operating activities of discontinued operations for the nine months ended September 30, 2007. The Company had net cash used in investing activities of $20.5 million during the first nine months of 2008 for the purchase of property and equipment compared to $56.8 million in the first nine months of 2007, which included the acquisition of Madison Freight. The Company’s cash used in financing activities during the first nine months of 2008 included proceeds from borrowings on long-term debt of $25 million, which was more than offset by $60.1 million of debt repayments. The Company had borrowings of $1.4 million and $54.2 million in letters of credit outstanding on its credit agreement and a cash balance of $21.1 million as of September 30, 2008.
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

Results of Operations
Saia, Inc.
Selected Results of Operations and Operating Statistics — Continuing Operations
For the quarters ended September 30, 2008 and 2007
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2008	2007	’08 v. ’07
Operating Revenue	$274,181	$247,823	10.6%
Operating Expenses:
Salaries, wages and employees’ benefits	139,745	129,261	8.1
Purchased transportation	21,026	20,710	1.5
Depreciation and amortization	10,299	9,785	5.3
Fuel and other operating expenses	95,577	75,414	26.7
Operating Income	7,534	12,653	(40.5)
Operating Ratio	97.3%	94.9%	2.5
Nonoperating Expense	3,047	2,584	17.9

Working Capital	19,764	17,729
Cash Flows from Continuing Operations (year to date)	56,627	30,641
Net Acquisitions of Property and Equipment (year to date)	20,511	54,474

Operating Statistics:
LTL Tonnage	955	950	0.5
Total Tonnage	1,147	1,135	1.1

LTL Shipments	1,726	1,739	(0.7)
Total Shipments	1,752	1,764	(0.7)

LTL Revenue per hundredweight	$13.28	$12.14
Total Revenue per hundredweight	$11.93	$10.92
Quarter and nine months ended September 30, 2008 vs. Quarter and nine months ended September 30, 2007
Continuing Operations
Revenue and volume
Consolidated revenue increased 10.6 percent, 8.9 percent on a per workday basis, to $274.2 million as a result of higher yields including the impact of increased fuel surcharges and increased length of haul partially offset by decreased tonnage on a per day basis primarily as a result of the difficult economic environment. Revenue was negatively impacted by a weak economy, the competitive pricing environment and disruptions from two hurricanes in cities where the Company has significant market share. Fuel prices remained high during the third quarter of 2008, averaging approximately 50 percent higher than third quarter 2007. The cost per gallon increases were offset by the fuel surcharge during the third quarter of 2008. We have experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 9.4 percent to $13.28 per hundredweight for the third quarter of 2008 including the impact of fuel surcharges. Saia’s LTL tonnage was up 0.5 percent to 1.0 million tons and LTL shipments were down 0.7 percent to 1.7 million shipments. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On February 18, 2008, Saia Motor Freight implemented a 5.4 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things impact the extent to which customer rate increases are retained over time.

For the nine months ended September 30, 2008, operating revenues were $799.6 million up 9.2 percent from $732.4 million for the nine months ended September 30, 2007 due to higher yields and revenue per shipment reflecting the increased fuel surcharges and longer lengths of haul. Consistent with the quarterly results, higher fuel prices have resulted in increases in other operating expenses as well.
Operating expenses and margin
Consolidated operating income of $7.5 million in the third quarter of 2008 compared to $12.7 million in the prior year quarter. The third quarter 2008 operating ratio (operating expenses divided by operating revenue) was 97.3 compared to 94.9 for the same period in 2007. Higher fuel prices, in conjunction with volume changes due to increased length of haul, caused $19.2 million of the increase in fuel, operating expenses and supplies. Year-over-year yield increases were more than offset by cost increases in wages, health care and maintenance. Claims and insurance expense in the third quarter of 2008 was $2.2 million less than the third quarter of 2007 primarily reflecting favorable trends in the severity of accidents incurred. The annual wage rate increase for 2007 averaged 2.5 percent and was effective December 1, 2007. The Company recorded no annual incentive expense in the third quarter of 2008 compared to a reversal of the accrual in the third quarter 2007 of $1.9 million. The Company recorded pre-tax expense of $0.6 million in the third quarter of 2008 for equity-based compensation compared to a pre-tax benefit of $3.4 million in the third quarter of 2007 as a result of the impact of stock price changes in the respective periods. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price. The prior year quarter included a pre-tax gain of $1.7 million from the sale of real estate.
For the nine months ended September 30, 2008, operating income was $20.4 million with an operating ratio of 97.5 percent compared to operating income of $34.3 million with an operating ratio of 95.3 percent for the nine months ended September 30, 2007. The nine months ended September 30, 2007 results include a gain of $1.7 million due to the sale of real estate. Higher fuel prices and fuel volumes resulted in $52.2 million of the increase in fuel, operating expenses and supplies for the nine months ended September 30, 2008. Purchased transportation expenses increased 10.3 percent during the first nine months of 2008 due to higher utilization and higher fuel prices.
Other
Substantially all non-operating expenses represent interest expense and the increase in net non-operating expenses is a result of overall higher average debt balances during the third quarter of 2008 versus the third quarter of 2007. The effective tax rate was 35.5 percent for the quarter ended September 30, 2008 compared to 40.9 percent for the quarter ended September 30, 2007. The effective tax rate for the nine months ended September 30, 2008 was 24.7 percent compared to 40.3 percent for the nine months ended September 30, 2007. The 2008 year-to-date tax rate includes the impact of discrete items, specifically the income tax benefit for alternative fuel tax credit of $1.4 million for 2006 and 2007 as the Company was approved as an alternative fueler in the second quarter of 2008. The Company has included the estimated amount of the 2008 alternative fuel credit (approximately $1 million) in the calculation of its estimated annual effective tax rate for 2008. As a result, the current estimated annual effective tax rate before the discrete item for the alternative fuel credit is approximately 38 percent as compared to an estimated annual effective tax rate of approximately 38 percent at the end of the second quarter 2008.
Income from continuing operations was $2.9 million or $0.21 per diluted share in the third quarter of 2008 compared to $5.9 million, or $0.43 per diluted share, in the third quarter of 2007. Income from continuing operations was $8.3 million or $0.61 per diluted share in the first nine months of 2008 compared to income from continuing operations of $16.4 million or $1.15 per diluted share in the first nine months of 2007.
Discontinued Operations
In the third quarter of 2008, the Company recorded a $0.1 million charge, net of tax, as a result of a settlement agreement related to the bankruptcy of Jevic Transportation, Inc as described further below under contractual cash obligations. The year-to-date expense related to discontinued operations is $1.0 million in 2008, compared to nothing in 2007.
Working capital/capital expenditures
Working capital at September 30, 2008 was $19.8 million, which increased from working capital at September 30, 2007 of $17.7 million due to increased net accounts receivable balances of $3.0 million due to slower payments from customers resulting in increased days outstanding, as well as an increase in accounts payable that was offset by an increase in cash due to the timing of payments. Cash flows from operating activities of continuing operations were $56.6 million for the nine months ended September 30, 2008 versus $30.6 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 cash used in investing activities was $20.5 million versus $56.8 million in the prior-year period, primarily due to higher property and equipment purchases and the acquisition of Madison Freight in 2007. The 2007 acquisition of property and equipment includes investments in real estate for terminals and in both additions and replacement of revenue equipment and technology equipment and software. For the nine months ended September 30, 2008, cash used in financing activities was $34.5 million versus cash from financing activities of $19.3 million for the prior-year period. Current year financing activities included $25.0 million in proceeds from new senior notes, which were more than offset by net payments on the revolving credit facility and senior notes of $60.1 million.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors, including the general economy. Given the volume and increasingly competitive pricing trends in the first nine months of 2008, there remains significant uncertainty as to the direction of the economy for the balance of 2008 and 2009, including the timing of any economic recovery. We plan to continue to focus on providing top quality service and improving safety performance while building density within our existing geography. Saia continues to evaluate opportunities to grow and further increase profitability.
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
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. Specific cost initiatives include a reduction in force in early October to bring the Company’s salaries and wages in line with current business levels, linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under Risk Factors.
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
On September 20, 2002, Saia issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. Saia issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement. At September 30, 2008, a total of $125 million is outstanding under this Master Shelf Agreement.
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, Saia must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum fixed charge coverage ratio and a minimum tangible net worth, among others. At September 30, 2008, the Company was in compliance with these financial covenants.
At December 31, 2007, Saia also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, Saia amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At September 30, 2008, Saia had $1.4 million of borrowings under the Credit Agreement, $54.2 million in letters of credit outstanding under the Credit Agreement and, availability subject to the satisfaction of existing debt covenants. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. Under the terms of the Credit Agreement, Saia must maintain a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio. At September 30, 2008, Saia was in compliance with these financial covenants.
At September 30, 2008, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through October 2008. At September 30, 2008, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.
Projected net capital expenditures for 2008 are now approximately $25 million primarily due to a reduction in planned purchases of strategic real estate within Saia’s existing network. This represents an approximately $64 million decrease from 2007 net capital expenditures of $89 million for property and equipment. Approximately $14.9 million of the 2008 capital budget was committed at September 30, 2008, including revenue equipment that the Company plans to lease. Net capital expenditures pertain primarily to replacement of revenue equipment and additional investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $46.3 million for the year ended December 31, 2007, while net cash used in investing activities were $91.4 million. As such, the $41.1 million cash from financing activities also supported capital expenditures in 2007. Cash flows from operations were $69.5 million for the nine months ended September 30, 2008 which funded the $20.5 million of total capital expenditures in the first nine months of 2008. Cash flows from operating activities for the nine months ended September 30, 2008 were $38.9 million higher than the prior year period primarily due to operating cash flows from discontinued operations of $12.9 million due to the receipt of funds from the letter of credit in 2008 and decreased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash ($21.1 million at September 30, 2008) and, subject to the satisfaction of existing debt covenants, availability under its revolving credit facility. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company believes it has the ability to adjust its capital expenditures in the event of a shortfall in anticipated operating cash flows. The Company believes its current capital structure and availability under its borrowing facilities along with anticipated cash flows from future operations will be sufficient to fund planned replacements of revenue equipment, investments in technology and real estate. Additional sources of capital may be needed to fund future long-term strategic growth initiatives.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2007 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $11.4 million for 2008 and decreasing for each year thereafter, based on borrowings outstanding at September 30, 2008.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2008 (in millions).

	Payments due by year
	2008	2009	2010	2011	2012	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$1.4	$1.4
Long-term debt (1)	—	18.9	18.9	22.2	25.7	50.7	136.4
Operating leases	4.3	12.4	8.6	5.9	4.0	9.4	44.6
Purchase obligations (2)	17.7	2.0	—	—	—	—	19.7

Total contractual obligations	$22.0	$33.3	$27.5	$28.1	$29.7	$61.5	$202.1

(1)	See Note 4 to the condensed consolidated financial statements.

(2)	Includes commitments of $16.9 million for capital expenditures, of which the Company plans to lease $13.1 million for revenue equipment.

	Amount of commitment expiration by year
	2008	2009	2010	2011	2012	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$104.4	$104.4
Letters of credit	2.1	53.7	—	—	—	—	55.8
Surety bonds	0.1	5.9	—	—	—	—	6.0

Total commercial commitments	$2.2	$59.6	$—	$—	$—	$104.4	$166.2

(1)	Subject to the satisfaction of existing debt covenants.
The Company has unrecognized tax benefits of approximately $3.3 million and accrued interest and penalties of $0.9 million related to the unrecognized tax benefits as of September 30, 2008. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
The Company sold the stock of Jevic Transportation, Inc. (Jevic) on June 30, 2006 and remains a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. The SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced to $13.2 million following draws by the Company on the letter of credit to fund the SIR portion of settlements of claims against Jevic arising prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the current estimates of the indemnification obligations as of June 30, 2008. The income statement impact of $0.9 million, net of taxes, was reflected as discontinued operations in the second quarter of 2008.
In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic.
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
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This news release contains these types of statements, which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharges; integration risks; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of ongoing litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting and Homeland Security; dependence on key employees; inclement weather; labor relations; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2007, as updated by Item 1A of this Form 10-Q.

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
The following table provides information about the Company’s third-party financial instruments as of September 30, 2008. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2008
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Fixed rate debt	—	$18.9	$18.9	$22.2	$25.7	$50.7	$136.4	$138.7
Average interest rate	7.33%	7.34%	7.35%	7.09%	6.93%	6.40%
Variable rate debt	—	—	—	—	—	$1.4	$1.4	$1.4
Average interest rate	—	—	—	—	—	5.00%
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
					(c) Total	(d) Maximum
					Number of	Number (or
					Shares (or Units)	Approximate Dollar
	(a) Total				Purchased as	Value) of Shares (or
	Number of		(b) Average		Part of Publicly	Units) that May Yet
	Shares (or		Price Paid		Announced	be Purchased under
	Units)		per Share		Plans or	the Plans or
Period	Purchased (1)		(or Unit)		Programs	Programs
July 1, 2008 through July 31, 2008	—	(2)	$—	(2)	—	$—
August 1, 2008 through August 31, 2008	—	(3)	—	(3)	—	—
September 1, 2008 through September 30, 2008	2,300	(4)	14.01	(4)	—	—

Total	2,300				—

(1)	Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold 2,280 shares of Saia stock on the open market at $15.91 during the period of July 1, 2008 through July 31, 2008.

(3)	The SCST Executive Capital Accumulation Plan sold 4,600 shares of Saia stock on the open market at $17.92 during the period of August 1, 2008 through August 31, 2008.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of September 1, 2008 through September 30, 2008.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders —None
Item 5. Other Information—None

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

SAIA, INC.
Date: November 4, 2008	/s/ James A. Darby
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