Form 10-K
period 2008-12-31
SAIA INC
filed 2009-03-05
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission file number: 0-49983

Saia, Inc.
(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $141,648,780 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 15, 2009 was 13,510,709.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2008, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held April 23, 2009 have been incorporated by reference into Part III of this Form 10-K.

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

On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid less-than-truckload (LTL) and truckload (TL) carrier business to a private investment firm. The transaction included net cash proceeds of $41.3 million and $12.5 million in income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

We are now a single segment company with one operating subsidiary, Saia Motor Freight Line LLC (Saia Motor Freight). We serve a wide variety of customers by offering regional and interregional LTL, guaranteed and expedited services. None of our approximately 7,700 employees is represented by a union. In 2008, Saia generated revenue of $1.0 billion and operating loss of $9.9 million from continuing operations, which includes a $35.5 million non-cash goodwill impairment charge. In 2007, Saia generated revenue of $976 million and operating income of $38.2 million from continuing operations.

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

As of December 31, 2008, Saia Motor Freight operated a network comprised of 147 service facilities. In 2008, the average Saia Motor Freight shipment weighed approximately 1,303 pounds and traveled an average distance of approximately 680 miles. In March 2001, Saia Motor Freight completed its integration of WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia Motor Freight acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern LTL carrier serving 11 states with approximately 600 employees. The operations of Clark Bros. were integrated into Saia Motor Freight in May 2004 bringing the benefits of Saia Motor Freight transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. On November 18, 2006, Saia Motor Freight acquired The Connection Company (the Connection), an LTL carrier serving four states (Indiana, Kentucky, Michigan, and Ohio) with approximately 700 employees. The operations of the Connection were integrated into Saia Motor Freight in

February 2007. On February 1, 2007, Saia Motor Freight acquired Madison Freight Systems, Inc. (Madison Freight), an LTL carrier serving all of Wisconsin and parts of Illinois and Minnesota with approximately 200 employees. The operations of Madison Freight were integrated into the Saia Motor Freight network in March 2007.

Industry

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

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service facilities and then transported from there to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•	Regional — Average distance is typically less than 500 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination centers, which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional — Average distance is usually between 500 and 1,500 miles with a focus on serving two- and three-day markets.

•	National — Average distance is typically in excess of 1,500 miles with a focus on service in two- to five-day markets. National providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service facilities, multiple distribution facilities, and a relay network. To gain service and cost advantages, they occasionally ship directly between service facilities reducing intermediate handling.

Over the last several years, there has been a blurring of the above subgroups as individual companies are increasingly attempting to serve multiple markets. For example, a number of companies are focusing on serving one- and two-day lanes, as well as serving three and more day markets between adjacent regions. Saia operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes.

The TL segment is the largest portion of the “for-hire” truck transportation market. TL carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time making multiple delivery stops.

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

Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia Motor Freight picks up approximately 26,800 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment with a few large national carriers and several large regional carriers.

Business Strategy

Saia has grown over the last decade through a combination of organic growth and the integration or “tuck-in” of smaller trucking companies. In 2001, Saia integrated WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004, Saia acquired and integrated Clark Bros., a Midwestern LTL carrier serving 11 states. Saia has integrated this company, which had contiguous regional coverage with minimal overlap. In late 2006, Saia acquired the Connection which operated in Indiana, Kentucky, Michigan and Ohio. Saia integrated the operations of the Connection during February 2007. Saia acquired Madison Freight Systems in February 2007 and integrated their operations in March 2007. Madison Freight operated in Wisconsin, Illinois and Minnesota.

Key elements of our business strategy include:

Focus on managing through the economic downturn.

The extremely challenging macro-economic environment and illiquidity in the overall credit markets have caused us to focus on initiatives to align costs with decreased volumes and evaluate financing alternatives should they be needed.

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

Manage yields and business mix.

This element of our business strategy involves managing both the pricing process and the mix of customers and segments in ways that allow our network to operate more profitably. Regional pricing became increasingly competitive as the economy slowed in 2008. Management expects pricing to be more rational when the economy improves and it should benefit from industry consolidation and tighter capacity in the future.

Continue focus on improving operating efficiencies.

Saia has management initiatives focused on continuing to improve operating efficiency. These initiatives help offset a variety of structural cost increases like casualty insurance, wage rates and health care benefits. We believe

Saia continues to be well positioned to manage costs and asset utilization and we believe we will continue to see new opportunities for cost savings.

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

Expand geographic footprint.

While our immediate priority is to improve profitability of existing geography, over time we plan to pursue additional geographic expansion as we believe it promotes profitability growth and improves our customer value proposition. For example, we believe Saia’s 2004 acquisition of Clark Bros. accounted for some of Saia’s strongest revenue trends which were shipments into and out of this new geography.

Management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience in 2001 in integrating WestEx and Action Express into Saia and in 2004 in integrating Clark Bros. into Saia. Also during November 2006, Saia acquired the Connection expanding its footprint into Indiana, Kentucky, Michigan and Ohio and integrated it into Saia’s operations in February 2007. On February 1, 2007, Saia acquired Madison Freight to expand its coverage and density in Wisconsin and integrated it into Saia’s operations in March 2007. Any future acquisitions would also be dependent on the availability of capital to fund the acquisitions.

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest while the second and third quarters are the strongest. Quarterly profitability is also impacted by the timing of salary and wage increases which has varied in recent years.

Labor

Most LTL companies, including Saia, and virtually all TL companies are not subject to collective bargaining agreements.

In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers and union carriers may be subject to certain contingent multi-employer pension liabilities. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is a major consideration in the regional LTL sector as flexibility is important to meet the service levels required by customers.

Our employees are not represented by a collective bargaining unit. We believe this provides for better communications and employee relations, stronger future growth prospects, improved efficiencies and customer service capabilities.

Competition

Although there is industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, price, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.

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

Regulation

The trucking industry has been substantially deregulated and rates and services are now largely free of regulatory controls although federal and state authorities retain the right to require compliance with safety and insurance standards. The trucking industry remains subject to regulatory and legislative changes that can have a material adverse effect on our operations.

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

Department of Transportation.

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) issued in August 2005 amended rules on motor carrier driver hours of service which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These amended rules replaced those vacated by the courts in July 2004. The Company’s operations were adjusted to comply with these new rules and base operations were not materially affected. Revisions to these new rules, as a result of pending or future legal challenges, or any future requirements for on board recorders could impact our operations, further tighten the market for qualified drivers and put additional upward pressure on driver wages and purchased transportation costs.

Environmental Protection Agency.

The EPA issued regulation in 2007 reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks and also increased fuel costs by lowering miles per gallon.

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

Additional Information

Saia has an Internet website that is located at www.saia.com. Saia makes available, free of charge through its Internet website, all filings with the Securities and Exchange Commission as soon as reasonably practicable after making such filings with the Securities and Exchange Commission.

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held

Richard D. O’Dell	47	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer, Saia Motor Freight Line, LLC since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.
Anthony D. Albanese	54	Senior Vice President of Sales & Operations of Saia Motor Freight Line, LLC since 1999.
James A. Darby	57	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006 having served as Vice President of Finance & Administration for Saia Motor Freight Line, LLC since 2000.
Mark H. Robinson	50	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia Motor Freight Line, LLC since 1999.
Sally R. Buchholz	52	Vice President of Marketing and Customer Service of Saia Motor Freight Line, LLC since 1999.
Stephanie R. Maschmeier	36	Controller, Saia, Inc. since October 2007 having served as Director of Financial Reporting and Taxation. Ms. Maschmeier joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager. Prior to joining Saia, Inc., Ms. Maschmeier had eight years of experience in public accounting with Ernst & Young LLP.

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

If the national and world-wide financial crisis continues or intensifies, it could adversely impact demand for our services.

Continued market disruptions could cause broader economic downturns which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If internal funds are not available from our operations, we may be required to rely on the banking and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged.

We are dependent on cost and availability of qualified drivers and purchased transportation.

There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our operating results. There is also significant competition for quality purchased transportation within the trucking industry. We may periodically experience shortages of quality purchased transportation that could result in us not meeting customer demands which could have a material adverse effect on our operating results.

We are dependent on cost and availability of fuel.

Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Global political events, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically, we have been able to offset significant fuel price increases through fuel surcharges and other pricing adjustments to our customers but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced cost increases in other operating costs as a result of increased fuel prices; however, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce the Company’s revenue and yield until we made the appropriate adjustments to our pricing strategy.

Limited supply and increased prices of new revenue equipment and real estate may adversely impact financial results and cash flows.

Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply, restrictions on the availability of capital and the price of such equipment may be adversely impacted by future regulations on newly manufactured diesel engines. The Company’s business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of real estate or delays in construction due to difficulties in obtaining permits may require significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

The engines in our newer tractors are subject to new emissions-control regulations which could substantially increase operating expenses.

Tractor engines that comply with the EPA emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. In addition, compliance with the more stringent EPA requirements that are scheduled to be effective in 2010 could result in further declines in fuel efficiency and increases in maintenance costs. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.

Our Company-specific performance improvement initiatives may not be effective.

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

We operate in a highly regulated and highly taxed industry. Costs of compliance with or liability for violation of existing or future regulations could have a material adverse effect on our business.

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

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the FMCSA) issued in August 2005 amended rules on motor carrier driver hours of service which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These amended rules replaced those vacated by the courts in July 2004. The Company’s operations were adjusted to comply with these new rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these new rules, as a result of pending or future legal challenges or any future requirements for on-board recorders, could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

The Transportation Security Administration continues to focus on trailer security, driver identification and security clearance and border crossing procedures. These and other safety and security measures, such as rules for transportation of hazardous materials could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries for our customers.

The Environmental Protection Agency has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. A significant reduction in emissions occurred in 2007 which included both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations increased the cost of replacing and maintaining trucks and increased fuel costs by reducing miles per gallon. These regulations have the potential to reduce availability of fuel and reduce productivity.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances or if we are found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results. If we fail to comply with applicable environmental regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	competition with many other transportation service providers of varying types including non-asset based logistics and freight brokerage companies, some of which have greater capital resources than we do or have other competitive advantages;

•	transportation companies periodically reduce their prices to gain business, especially during times of reduced growth rates in the economy which may limit our ability to maintain or increase prices or achieve significant growth in our business; and

•	advances in technology require increased investments to remain competitive and our customers may not be willing to accept higher prices to cover the cost of these investments.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations.

Businesses operating in the transportation industry are affected by risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations. These factors include weather, excess capacity in the transportation industry, interest rates, fuel taxes, license and registration fees and insurance premiums. Our results of operations may also be affected by seasonal factors.

We have significant ongoing cash requirements that could limit our growth and affect profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

Our business is highly capital intensive. Our net capital expenditures from continuing operations for 2008 were approximately $26 million and we anticipate net capital expenditures in 2009 of approximately $10 million. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable in the future to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangement or operate our trucks and trailers for longer periods, any of which could have a material adverse effect on operations and profitability.

Under our current unsecured credit facilities, we are subject to certain debt covenants and prepayment penalties. Those debt covenants limit our ability to pay dividends and require maintenance of certain maximum leverage, minimum interest coverage and minimum tangible net worth ratios, among other restrictions, that could limit availability of capital to meet our future growth.

Our ability to repay or refinance our indebtedness will depend upon our future operating performance which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control.

Our credit and debt agreements contain financial and other restrictive covenants and we may be unable to comply with these covenants. A default could cause a material adverse effect on our liquidity, financial condition and results of operations.

We must maintain certain financial and other restrictive covenants under our credit and debt agreements, including among others, a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio. If we fail to comply with any of these covenants, we will be in default under the relevant agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the applicable financing arrangements, our financing sources could cease making further advances or declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit and debt agreements could cause a material adverse effect on our liquidity, financial condition and results of operations.

Ongoing insurance and claims expenses could significantly reduce and cause volatility to our earnings.

We are exposed to claims resulting from cargo loss, personal injury, property damage, group health care and workers’ compensation in amounts ranging from $250,000 to $2.0 million per claim. We also maintain insurance with licensed insurance companies above these large deductible amounts. If the number or severity of future claims increases, insurance claim expenses might exceed historical levels which could significantly reduce our earnings. Significant increases in insurance premiums could also impact financial results or cause us to raise our self-insured retentions.

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

None of our employees are currently represented by a collective bargaining agreement. Saia has in the past been the subject of unionization efforts which have been defeated. In 2007, however, the U.S. House of

Representatives passed legislation known as the Employee Free Choice Act which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future, it could have an adverse impact on our business. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is a critical factor in its ability to compete in its respective markets.

If we are unable to retain our key employees, our business, financial condition and results of operation could be adversely impacted.

The future success of our business will continue to depend on our executive officers and certain other key employees who, with the principal exceptions of Mr. O’Dell and Mr. Albanese, do not have employment agreements. The loss of services of any of our key personnel could have a material adverse effect on us.

We rely heavily on technology to operate our business and any disruption to our technology infrastructure could harm our operations.

Our ability to attract and retain customers and compete effectively depends in part upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption to our technology infrastructure, including those impacting our computer systems and web site, could adversely impact our customer service, revenues and result in increased costs. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on us.

Certain provisions of our governing documents and Delaware law could have anti-takeover effects.

Our Restated Certificate of Incorporation and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of our company. Such provisions include, for example, provisions classifying our Board of Directors, a prohibition on shareholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors and the provision of an advance notice procedure for shareholder proposals and nominations to the Board of Directors. These provisions could diminish the opportunities for a shareholder of Saia to participate in certain tender offers, including tender offers at prices above the then-current fair market value, and may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, Saia has a shareholder rights plan that allows the Board of Directors, without further shareholder approval, to issue common stock and preferred stock that could have the effect of delaying, deferring or preventing a change of control of our company. The issuance of common stock and preferred stock could also adversely affect the voting power of the holders of common stock, including resulting in the loss of voting control to others. We have no current plans to issue any such common or preferred stock.

We may not make future acquisitions, or if we do, we may not realize the anticipated benefits of future acquisitions and we may not realize the benefits of past acquisitions and integration of these acquisitions may disrupt our business and management.

We may make additional acquisitions in the future. However, there is no assurance that we will be successful in identifying, negotiating or consummating any future acquisitions. Additionally, we may not realize the anticipated benefits of any past or future acquisitions. Each acquisition has numerous risks including:

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

In the event that the integrations are not successfully completed, there could be a material adverse effect on us.

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

Saia is headquartered in Johns Creek, Georgia. At December 31, 2008, Saia owned 55 service facilities and the Houma, Louisiana general office and leased 92 service facilities, the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 37 percent of its service facility locations, these locations account for 49 percent of its door capacity. This follows Saia’s strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2008, Saia owned 3,247 tractors and 9,702 trailers. In addition, Saia leased 130 tractors as of December 31, 2008.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2008

Location	Own/Lease	Doors

Atlanta, GA	Own	224
Dallas, TX	Own	174
Houston, TX	Own	158
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	112
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Denver, CO	Own	81
Los Angeles, CA	Lease	80
Fontana, CA	Own	79
Chicago, IL	Lease	76
Jacksonville, FL	Own	74
St. Louis, MO	Lease	72
Cincinnati, OH	Lease	70
Miami, FL	Own	68
Indianapolis, IN	Lease	68
Markham, IL	Lease	68
Toledo, OH	Lease	61

Item 3.	Legal Proceedings

Fuel Surcharge Litigation.  In late July 2007, a lawsuit was filed in the United States District Court for the Southern District of California against Saia and several other major LTL freight carriers alleging that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeking injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases have been filed against Saia and other LTL freight carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. The cases were consolidated and transferred to the United States District Court for the Northern District of Georgia and the plaintiffs in these cases are seeking class action certification.

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

On June 25, 2008, Defendants filed their Motion to Dismiss Plaintiffs’ Consolidated Class Action Complaint on the grounds that it failed to adequately plead collusion and conspiracy. On January 28, 2009, the District Court granted Defendants’ Motion to Dismiss and dismissed Plaintiffs’ claims without prejudice. The District Court will give Plaintiffs leave until March 16, 2009 to amend and re-file their Consolidated Class Action Complaint.

California Labor Code Litigation.  The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at December 31, 2008 and was recorded as other operating expenses in the fourth quarter of 2007.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Saia’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SAIA.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High

Year Ended December 31, 2008
First Quarter	$11.50	$17.43
Second Quarter	$10.50	$17.27
Third Quarter	$10.62	$19.99
Fourth Quarter	$6.52	$13.28
Year Ended December 31, 2007
First Quarter	$23.33	$28.49
Second Quarter	$22.81	$30.37
Third Quarter	$15.68	$29.15
Fourth Quarter	$11.76	$17.25

Stockholders

As of January 31, 2009, there were 1,739 holders of record of our common stock.

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

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuances Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	421,902	$14.02	409,131	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	421,902	$14.02	409,131

(1)	See Note 9 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. As there are currently 51,000 shares of restricted stock outstanding, no more than 49,000 of the amount remaining available may be issued in the form of restricted stock under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number (or
	(a) Total				of Shares (or	Approximate Dollar
	Number of		(b) Average		Units) Purchased	Value) of Shares (or
	Shares (or		Price Paid per		as Part of Publicly	Units) that May Yet
	Units)		Share (or		Announced Plans	be Purchased under
Period	Purchased(1)		Unit)		or Programs	the Plans or Programs

October 1, 2008 through October 31, 2008	6,800	(2)	$8.63	(2)	—	$—
November 1, 2008 through November 30, 2008	2,920	(3)	7.69	(3)	—	—
December 1, 2008 through December 31, 2008	—	(4)	—	(4)	—	—

Total	9,720				—

(1)	Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of October 1, 2008 through October 31, 2008.

(3)	The SCST Executive Capital Accumulation Plan sold 4,690 shares of Saia stock on the open market at $9.31 during the period of November 1, 2008 through November 30, 2008.

(4)	The SCST Executive Capital Accumulation Plan sold 940 shares of Saia stock on the open market at $10.26 during the period of December 1, 2008 through December 31, 2008.

Item 6.	Selected Financial Data

The following table shows summary consolidated historical financial data of Saia and has been derived from, and should be read together with, the consolidated financial statements and accompanying notes and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The summary financial information may not be indicative of the future performance of Saia.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands except per share data and percentages)

Statement of operations:
Operating revenue — continuing operations	$1,030,421	$976,123	$874,738	$754,038	$645,374
Operating income (loss) — continuing operations(1)	(9,851)	38,168	49,994	50,436	30,342
Income (loss) from continuing operations	(19,689)	17,085	25,873	25,158	13,222
Net income (loss)	(20,727)	18,342	(20,681)	27,459	19,259
Diluted earnings (loss) per share — continuing operations	(1.48)	1.22	1.74	1.67	0.86
Diluted earnings (loss) per share	(1.56)	1.31	(1.39)	1.82	1.26
Other financial data:
Net cash provided by operating activities	82,339	46,271	76,137	83,903	55,239
Net cash used in investing activities(2)	(26,005)	(91,429)	(72,298)	(53,701)	(79,992)
Depreciation and amortization	40,898	38,685	32,550	28,849	27,898
Balance sheet data:
Cash and cash equivalents	27,061	6,656	10,669	16,865	7,499
Net property and equipment	355,802	368,772	314,832	246,634	223,625
Total assets	515,752	560,583	487,400	554,741	509,548
Total debt	136,399	172,845	109,984	114,913	122,810
Total shareholders’ equity	183,572	200,652	203,155	228,392	212,542
Measurements:
Operating ratio(3)	101.0%	96.1%	94.3%	93.3%	95.3%

(1)	Operating expenses in 2008 includes a non-cash goodwill impairment charge of $35.5 million and in 2007 includes integration charges of $2.4 million relating to the integration of the Connection and Madison Freight into Saia. Operating expenses in 2006 include restructuring charges of $2.6 million relating to the consolidation and relocation of the corporate headquarters to Johns Creek, GA and integration charges of $1.5 million relating to the integration of the Connection into Saia. Operating income in 2005 includes a $7.0 million gain from sale of excess real estate. Operating expenses in 2004 include integration charges of $2.1 million relating to the integration of Clark Bros. into Saia.

(2)	Net cash used in investing activities in 2007 includes $2.3 million for the acquisition of Madison Freight. Net cash used in investing activities in 2006 include $17.5 million for the acquisition of the Connection and proceeds from the sale of Jevic of $41.3 million. Net cash used in investing activities in 2004 include $23.5 million for the acquisition of Clark Bros.

(3)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains statements which are “forward-looking” within the meaning of within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 with respect to the financial condition, results of operations, plans, objectives, future performance and business of Saia. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. We use such forward-looking statements regarding our future financial condition and results of operations and our business operations in this Form 10-K. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); integration risks; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of on going litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of this Form 10-K.

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

Executive Overview

The Company’s business is highly correlated to the general economy and, in particular, industrial production. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The extremely challenging macro-economic environment and illiquidity in the overall credit markets have caused the Company to focus on initiatives to align costs with significantly decreased volumes. In 2008, these initiatives included a reduction in force, reductions in discretionary spending and process improvements to minimize costs. Technology is important to supporting both customer service and operating management. The Company grew operating revenue by 5.6 percent in 2008 over 2007. Revenue growth was attributable to improvement in yield (revenue per hundred weight) through the impact of higher fuel surcharges and increased length of haul.

Consolidated operating loss from continuing operations was $9.9 million for 2008 compared to income of $38.2 million in 2007. The operating loss from 2008 includes a non-cash goodwill impairment charge of $35.5 million. Excluding this goodwill impairment charge, operating income would have been $25.7 million.

The 2007 results include $2.4 million of pre-tax integration charges due to the acquisition of the Connection in November 2006 and Madison Freight in February 2007. The 2008 operating income decrease resulted primarily from the weak economic environment, increasingly competitive pricing environment and higher costs. The Company saw volume declines accelerate as we went through 2008, especially in the fourth quarter when LTL tonnage was down 4.7% versus 2007. The resulting overcapacity in the industry has also led to a much more challenging pricing environment in late 2008 and as we move into 2009. Diluted loss per share from continuing operations was $1.48 per share, a decrease from diluted earnings from continuing operations of $1.22 in the prior year. Excluding the goodwill impairment charge, 2008 would have had diluted earnings per share of $0.71. The operating ratio (operating expenses divided by operating revenue) was 101.0 percent in 2008 compared to 96.1 percent in 2007. Excluding the goodwill impairment charge, the operating ratio was 97.5 percent in 2008.

The Company generated $71.3 million in cash from operating activities of continuing operations in 2008 versus generating $46.3 million in the prior-year period. Cash flows from operating activities of discontinued operations were $11.1 for 2008 versus zero for 2007. The Company had net cash used in investing activities from continuing operations of $26.0 million during 2008 for the purchase of property and equipment. Cash used in financing activities during 2008 included $61.5 million in principal payments on long-term debt offset by proceeds from long-term borrowing of $25.0 million and proceeds from stock option exercises of $0.6 million. The Company had no borrowings on its credit agreement and cash and cash equivalents of $27.1 million as of December 31, 2008. Due to macro-economic conditions, the Company is closely monitoring compliance with its debt covenants and will evaluate financing alternatives should that become necessary.

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of Saia, Inc., (“Saia” or the “Company”). This discussion should be read in conjunction with the accompanying audited consolidated financial statements which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

The Company is a an asset-based transportation company providing regional and interregional LTL services, selected national LTL, guaranteed and expedited service solutions to a broad base of customers across 34 states. Our operating subsidiary is Saia Motor Freight Line, LLC (Saia Motor Freight), based in Johns Creek, Georgia. The Company integrated the operations of the Connection into Saia Motor Freight in February 2007. The Company integrated the operations of Madison Freight into Saia Motor Freight in March 2007.

Our business is highly correlated to the general economy and, in particular, industrial production. It also is impacted by a number of other factors as detailed in the “Forward-Looking Statements” and “Risk Factors” sections of this Form 10-K. The key factors that affect our operating results are the volumes of shipments transported through our network as measured by our average daily shipments and tonnage; the prices we obtain for our services as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations

Saia, Inc.
Selected Results of Continuing Operations and Operating Statistics
For the years ended December 31, 2008, 2007 and 2006

				Percent Variance
	2008	2007	2006	‘08 v. ’07	‘07 v. ’06
	(In thousands, except ratios and revenue per hundredweight)

Operating Revenue	$1,030,421	$976,123	$874,738	5.6%	11.6%
Operating Expenses:
Salaries, wages and employees’ benefits	537,857	524,599	473,956	2.5	10.7
Purchased transportation	78,462	76,123	70,029	3.1	8.7
Depreciation and amortization	40,898	38,685	32,550	5.7	18.8
Other operating expenses	347,544	298,548	248,209	16.4	20.3
Goodwill impairment charge	35,511	—	—	n/a	—
Operating Income (Loss)	(9,851)	38,168	49,994	(125.8)	(23.7)
Operating Ratio	101.0%	96.1%	94.3%	5.1	1.9
Nonoperating Expenses	12,860	9,777	8,021	31.5	21.9
Working Capital	9,153	25,084	7,043	(63.5)	256.2
Operating Cash Flow from Continuing Operations	71,286	46,271	55,643	54.1	(16.8)
Net Acquisitions of Property & Equipment	26,005	89,085	90,748	(70.8)	(1.8)
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,695	3,794	3,460	(2.6)	9.7
Total Tonnage	4,438	4,527	4,150	(2.0)	9.1
LTL Shipments	6,710	6,888	6,177	(2.6)	11.5
Total Shipments	6,810	6,988	6,272	(2.5)	11.4
LTL Revenue Per Hundredweight	$12.95	$12.00	$11.73	7.9	2.3
Total Revenue Per Hundredweight	$11.61	$10.79	$10.54	7.6	2.4

Continuing Operations

Year ended December 31, 2008 vs. year ended December 31, 2007

Revenue and volume

Consolidated revenue increased 5.6 percent to $1.0 billion as a result of higher yields including the impact of increased fuel surcharges and increased length of haul partially offset by decreased tonnage on a per day basis primarily as a result of the difficult economic environment. Revenue was negatively impacted by a weak economy and competitive pricing environment. Due to overcapacity in the industry, the pricing environment has become even more challenging, particularly in the latter half of 2008. Fuel prices led to a significant increase in fuel expenses in 2008 as compared to 2007. The cost per gallon increases were offset by the fuel surcharge. We have also experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.

Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.9 percent to $12.95 per hundredweight for 2008 including the impact of fuel surcharges. Saia’s LTL tonnage was down 2.6 percent to 3.7 million tons and LTL shipments were down 2.6 percent to 6.7 million shipments. Approximately 70 percent of Saia Motor Freight’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On February 18, 2008, Saia Motor Freight implemented a 5.4 percent general rate increase for customers comprising this 30 percent of revenue.

Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

Consolidated operating loss of $9.9 million in 2008 compared to operating income of $38.2 million in 2007. The 2008 operating loss includes a non-cash goodwill impairment charge of $35.5 million. The goodwill impairment charge is a one-time, non-cash charge resulting from a significant sustained decline in the Company’s market capitalization. The charge does not affect the Company’s tangible book value or the Company’s ability to operate and serve its customers. The 2007 results include $2.4 million of pre-tax integration charges from the acquisition of the Connection in November 2006 and Madison Freight in February 2007. The 2008 operating ratio (operating expenses divided by operating revenue) was 101.0, or 97.5 excluding the effect of the goodwill impairment charge, compared to 96.1 for 2007. Higher fuel prices, in conjunction with volume changes, caused $45.9 million of the increase in fuel, operating expenses and supplies. This is reflective of the diesel fuel price trends throughout the year, particularly the rising prices through the first three quarters, followed by a rapid decline in the fourth quarter. Increased revenues from the fuel surcharge program offset fuel price increases. Year-over-year price increases were more than offset by volume declines along with cost increases in wages, health care, depreciation and maintenance. The Company implemented a reduction-in-force during the fourth quarter of 2008 to bring the Company’s workforce in line with business levels and a reduced outlook. During the current year, accident expense was $6.2 million lower than prior year due to decreased severity and frequency. The Company experiences volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. The annual wage rate increase for 2008 and 2007 averaged 1.0 percent and 2.5 percent, respectively, effective in December of each year. While the net effect of equity-based compensation stock price performance was zero in 2008, the Company recorded a pre-tax benefit of $3.0 million during 2007. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which was tied to changes in the Company’s stock price. However, a plan amendment in November 2008 changed the accounting for the deferred compensation plan and results in equity plan accounting for the plan going forward.

Other

Substantially, all the Company’s non-operating expenses represent interest expense. Interest costs were $12.4 million in 2008 versus $10.1 million in 2007, reflecting the increase in average outstanding indebtedness in 2008. The Company’s capital structure consists predominantly of longer-term, fixed rate instruments. The consolidated effective tax rate was 13.3 percent in 2008 compared to 39.8 percent in 2007. The 2008 effective tax rate included approximately $1.8 million of non-recurring tax credits and a $6.1 million benefit as a result of the non-cash goodwill impairment charge. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2008 was $9.2 million, which decreased from working capital at December 31, 2007 of $25.1 million due to lower accounts receivable and higher current debt as a result of the obligation to redeem the subordinated debentures. Cash flows from operating activities were $82.3 million for 2008 versus cash flows from operations of $46.3 million for 2007. Cash flows from operating activities in 2008 and 2007 included $11.1 million and zero from discontinued operations, respectively. For 2008, cash used in investing activities was $26.0 million versus $91.4 million in the prior year due to a significant decrease in the Company’s capital expenditures as a result of the current economic environment. Cash used in financing activities was $35.9 million in 2008 versus cash from financing activities of $41.1 million for the prior year. Current year financing activities included $25.0 million in proceeds from new senior notes more than offset by $61.5 million for payments on outstanding debt.

Year ended December 31, 2007 vs. year ended December 31, 2006

Revenue and volume

Consolidated revenue increased 11.6 percent to $976.1 million in 2007 as a result of the acquisitions of the Connection and Madison Freight which led to increased volumes as both shipments and LTL tonnage were up over the prior year. We believe volume gains were primarily attributable to the acquisitions and market share gains into and out of Saia’s newer Midwest markets. While fuel costs increased during 2007, higher fuel surcharge revenues offset higher diesel fuel costs. We have experienced increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.

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

Operating expenses and margin

Consolidated operating income of $38.2 million in 2007 compared to $50.0 million in 2006. The 2007 results include $2.4 million of pre-tax integration charges from the acquisition of the Connection in November 2006 and Madison Freight in February 2007. The 2006 results include $1.5 million of pre-tax integration charges from the acquisition of the Connection in November 2006. In addition, the Company recorded a pre-tax charge in 2006 of $2.6 million related to the consolidation and relocation of the Company’s corporate headquarters to Johns Creek, Georgia. These restructuring charges are largely for severance benefits and stay incentives through the transition period. The 2007 operating ratio (operating expenses divided by operating revenue) was 96.1 compared to 94.3 for 2006. However, excluding the integration charges from 2007 and the restructuring and integration charges from 2006, the comparative operating ratios would have been 95.8 in 2007 versus 93.8 in 2006. Higher fuel prices, in conjunction with volume changes, caused $19.9 million of the increase in fuel, operating expenses and supplies. Year-over-year price and volume increases were more than offset by cost increases in wages, health care, accident expense, depreciation and maintenance. Increased revenues from the fuel surcharge program offset fuel price increases. Purchased transportation expenses increased 8.7 percent reflecting both increased utilization driven by volume increases and the opening of lanes to and from the acquired territories. During 2007, accident expense was $8.3 million higher than prior year due to increased severity, although frequency has improved. The Company experiences volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Saia’s annual wage rate increases averaged 2.7 percent and were effective August 1, 2006. The annual wage rate increase for 2007 averaged 2.5 percent; however, the Company delayed the increase from August until December. The Company recorded a pre-tax benefit of $3.0 million and a pre-tax charge of $3.0 million for equity-based compensation as a result of the stock price performance during 2007 and 2006, respectively. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group and the deferred compensation plan’s expense which is tied to changes in the Company’s stock price.

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

Working capital/capital expenditures

Working capital at December 31, 2007 was $25.1 million, which increased from working capital at December 31, 2006 of $7.0 million due to higher accounts receivable and lower accrued payroll. Cash flows from operating activities were $46.3 million for 2007 versus cash flows from operations of $76.1 million for 2006. Cash flows from operating activities in 2007 and 2006 included zero and $20.5 million from discontinued operations, respectively. For 2007, cash used in investing activities was $91.4 million versus $72.3 million in the prior year, which included the proceeds from the sale of Jevic at June 30, 2006. The 2007 acquisition of property and equipment includes investments in real estate for terminals, purchase of growth and replacement units of revenue equipment, and investment in technology and software. Cash from financing activities was $41.1 million in 2007 versus cash used in financing activities of $10.0 million for the prior year. In 2007, financing activities included $48.7 million net borrowings on the revolving credit facility and $25.0 million in proceeds from new senior notes partially offset by $23.2 million for share repurchases.

Discontinued Operations

On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid less-than-truckload and truckload trucking carrier business to a private investment firm in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment and in accordance with the agreement the Company received $0.1 million during the fourth quarter of 2006. Transaction fees and expenses totaled approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Code that resulted in an estimated $11.2 million income tax benefit from the transaction. The Company utilized the tax benefit from the transaction in the third and fourth quarter of 2006. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic operations as discontinued operations. The Company recorded a non-cash after-tax charge on the sale of Jevic Transportation of $43.8 million, net of income tax benefits or $2.94 per share in 2006. The Company also recorded loss from discontinued operations for the year ended December 31, 2006 of $2.8 million. In 2007, the Company recorded a tax benefit of $1.3 million as a result of filing all of the state income tax returns for 2006 allowing the Company to finalize the amount of tax benefit associated with the loss on the sale of Jevic. In 2008, the Company recorded a $1.0 million charge, net of tax, as a result of a settlement agreement related to the bankruptcy of Jevic as described further below under contractual cash obligations.

Outlook

Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors including the general economy. Given the significantly decreased volumes and increasingly competitive pricing trends in 2008 and early 2009 there remains considerable uncertainty as to the direction of the economy for 2009, including the timing of any economic recovery. For 2009, we are evaluating further initiatives to reduce costs in line with declining volumes. Additionally, we are closely monitoring financing alternatives for capital and other needs if required. We also plan to continue to focus on providing top quality service and improving safety performance while building density within our existing geography.

The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density and improving performance in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Risk Factors.”

Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. Specific cost initiatives include reductions in force in the fourth quarter 2008 to bring the Company’s salaries and wages in line with current business levels, linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Risk Factors.”

See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance or financial condition.

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

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement. At December 31, 2008, a total of $125 million is outstanding under this Master Shelf Agreement.

The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), an adjusted leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth, among others. At December 31, 2008, the Company was in compliance with these financial covenants.

At December 31, 2007, the Company also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, the Company amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At December 31, 2008, the Company had no borrowings under the Credit Agreement and $54.0 million in letters of credit outstanding under the Credit Agreement. At December 31, 2007, the Company had $48.7 million of borrowings under the Credit Agreement at an interest rate of 7.25% and $49.2 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed. At December 31, 2008, the Company was in compliance with these financial covenants.

On January 13, 2009, the Company submitted an authorization of redemption to the Bank of New York to redeem the outstanding issues of 7% Convertible Subordinated Debentures due 2011 on February 27, 2009. The Bank of New York has processed the request and the final payment will be due for all outstanding principal and accrued interest. As a result of this redemption, the liability for the subordinated debentures of $11.5 million has been entirely reclassified to current portion of long-term debt on the consolidated balance sheet as of December 31, 2008.

At December 31, 2008, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points through October 2009. At December 31, 2008, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.5 million.

Projected net capital expenditures for 2009 are now approximately $10 million primarily due to an uncertain outlook for the economy going into 2009. This represents an approximately $16 million decrease from 2008 net capital expenditures of $26 million for property and equipment. Approximately $6.2 million of the 2009 capital budget was committed at December 31, 2008, which is primarily made up of expenditures to upgrade leased terminal properties. Net capital expenditures pertain primarily to investments in information technology, land and structures and replacement of revenue equipment.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $82.3 million for the year ended December 31, 2008, which fully funded the net cash used in investing activities of $26.0 million. Cash flows from operating activities in 2008 were $36.1 million higher than the prior year period primarily due to decreased accounts receivable and operating cash flows from discontinued operations of $11.1 million due to the receipt of funds from the Jevic letter of credit in 2008, as described below. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company made payments of $61.5 million during 2008 towards its outstanding indebtedness, while borrowing an additional $25 million through the Master Shelf Agreement. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $27.1 million at December 31, 2008 and availability under its revolving credit facility, subject to the satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. Due to the extremely challenging macro-economic conditions, the Company is closely monitoring compliance with its debt covenants and will evaluate financing alternatives should that be needed.

See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance or financial condition.

Actual net capital expenditures are summarized in the following table (in millions):

	Years Ended
	2008	2007	2006

Land and structures:
Additions	$19.8	$42.4	$11.8
Sales	(0.8)	(4.4)	(0.4)
Revenue equipment, net	0.6	40.9	72.5
Technology and other	6.4	10.2	6.8

	26.0	89.1	90.7
Connection acquisition	—	—	17.5
Madison Freight acquisition	—	2.3	—
Discontinued operations	—	—	(35.9)

Total	$26.0	$91.4	$72.3

In addition to the amounts disclosed in the table above, the Company had an additional $1.0 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2008.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheets; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2008 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $8.4 million for 2009 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2008.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of December 31, 2008 (in millions):

	Payments Due by Year
	2009	2010	2011	2012	2013	Thereafter	Total

Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt(1)	28.9	17.5	13.6	25.7	22.1	28.6	136.4
Operating leases	14.8	10.4	7.7	5.3	3.7	6.7	48.6
Purchase obligations(2)	8.9	—	—	—	—	—	8.9

Total contractual obligations	$52.6	$27.9	$21.3	$31.0	$25.8	$35.3	$193.9

(1)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes commitments of $6.2 million for capital expenditures.

	Amount of Commitment Expiration by Year
	2009	2010	2011	2012	2013	Thereafter	Total

Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$—	$106.0	$—	$106.0
Letters of credit	55.5	—	—	—	—	—	55.5
Surety bonds	5.7	—	—	—	—	—	5.7

Total commercial commitments	$61.2	$—	$—	$—	$106.0	$—	$167.2

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.0 million related to the unrecognized tax benefits as of December 31, 2008. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

In September 2008, the Company entered into a settlement agreement with the bankruptcy estate of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic.

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

the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. See Note 6 to the accompanying audited consolidated financial statements in this Form 10-K for discussion of a 2008 non-cash goodwill impairment charge.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the fair value using the Monte Carlo method at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements contained herein.

These accounting policies, and others, are described in further detail in the notes to our audited consolidated financial statements included in this Form 10-K.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

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

The following table provides information about Saia third-party financial instruments as of December 31, 2008 with comparative information for December 31, 2007. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected Maturity Date						2008		2007
						There-		Fair		Fair
	2009	2010	2011	2012	2013	after	Total	Value	Total	Value

Fixed rate debt	$28.9	$17.5	$13.6	$25.7	$22.1	$28.6	$136.4	$132.9	$172.8	$181.8
Average interest rate	7.21%	7.38%	7.13%	6.93%	6.98%	6.28%	—	—	—	—
Variable rate debt	—	—	—	—	—	—	—	—	$1.4	$1.4
Average interest rate	—	—	—	—	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
March 5, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saia, Inc.:

We have audited Saia, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A of Saia, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2008. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 5, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
March 5, 2009

Saia, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31	December 31
	2008	2007
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$27,061	$6,656
Accounts receivable, less allowance of $7,553 and $5,935 in 2008 and 2007	93,691	107,116
Prepaid expenses	8,161	7,316
Income tax receivable	—	7,213
Deferred income taxes	21,717	17,062
Other current assets	5,404	6,246

Total current assets	156,034	151,609
Property and Equipment, at cost	615,212	596,357
Less-accumulated depreciation	259,410	227,585

Net property and equipment	355,802	368,772
Goodwill	—	35,470
Other Identifiable Intangibles, net	3,051	3,860
Other Noncurrent Assets	865	872

Total assets	$515,752	$560,583

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,572	$42,732
Wages, vacations and employees’ benefits	28,148	32,862
Claims and insurance accruals	29,688	20,085
Accrued liabilities	13,574	18,053
Current portion of long-term debt	28,899	12,793

Total current liabilities	146,881	126,525
Other Liabilities:
Long-term debt, less current portion	107,500	160,052
Deferred income taxes	50,584	55,961
Claims, insurance and other	27,215	17,393

Total other liabilities	185,299	233,406
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,510,709 and 13,448,602 shares issued and outstanding at December 31, 2008 and 2007, respectively	14	13
Additional paid-in-capital	174,079	170,260
Deferred compensation trust, 163,627 and 144,507 shares of common stock at cost at December 31, 2008 and 2007, respectively	(2,757)	(2,584)
Retained earnings	12,236	32,963

Total shareholders’ equity	183,572	200,652

Total liabilities and shareholders’ equity	$515,752	$560,583

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands, except per share data)

Operating Revenue	$1,030,421	$976,123	$874,738
Operating Expenses:
Salaries, wages and employees’ benefits	537,857	524,599	473,956
Purchased transportation	78,462	76,123	70,029
Fuel, operating expenses and supplies	279,763	227,198	188,606
Operating taxes and licenses	35,356	34,474	28,853
Claims and insurance	32,860	36,754	28,089
Depreciation and amortization	40,898	38,685	32,550
Operating gains, net	(435)	(2,305)	(1,416)
Restructuring charges	—	—	2,587
Integration charges	—	2,427	1,490
Goodwill impairment charge	35,511	—	—

Total operating expenses	1,040,272	937,955	824,744

Operating Income (Loss)	(9,851)	38,168	49,994
Nonoperating Expenses (Income):
Interest expense	12,441	10,135	9,288
Interest income	(72)	(86)	(970)
Other, net	491	(272)	(297)

Nonoperating expenses, net	12,860	9,777	8,021

Income (Loss) from Continuing Operations Before Income Taxes	(22,711)	28,391	41,973
Income Tax Provision (Benefit)	(3,022)	11,306	16,100

Income (Loss) from Continuing Operations	(19,689)	17,085	25,873
Discontinued Operations, net of tax
Loss on operations	—	—	(2,760)
Income (loss) on disposal	(1,038)	1,257	(43,794)

Net Income (Loss)	$(20,727)	$18,342	$(20,681)

Weighted average common shares outstanding — basic	13,316	13,823	14,536

Weighted average common shares outstanding — diluted	13,316	14,038	14,841

Basic Earnings (Loss) Per Share — Continuing Operations	$(1.48)	$1.24	$1.78
Basic Earnings (Loss) Per Share — Discontinued Operations	(0.08)	0.09	(3.20)

Basic Earnings (Loss) Per Share	$(1.56)	$1.33	$(1.42)

Diluted Earnings (Loss) Per Share — Continuing Operations	$(1.48)	$1.22	$1.74
Diluted Earnings (Loss) Per Share — Discontinued Operations	(0.08)	0.09	(3.14)

Diluted Earnings (Loss) Per Share	$(1.56)	$1.31	$(1.39)

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2008, 2007 and 2006

		Additional		Deferred
	Common	Paid-in	Treasury	Compensation	Retained
	Stock	Capital	Stock	Trust	Earnings	Total
	(In thousands)

Balance at December 31, 2005	$14	$194,398	$—	$(1,322)	$35,302	$228,392
Stock compensation for options	—	313	—	—	—	313
Shares issued for director compensation	—	39	—	—	—	39
Director deferred shares for annual deferral elections	—	604	—	—	—	604
Repurchase of shares outstanding	—	—	(8,861)	—	—	(8,861)
Exercise of stock options, including tax benefits of $2,373	1	3,825	—	—	—	3,826
Purchase of shares by Deferred Compensation Trust	—	—	—	(612)	—	(612)
Sale of shares by Deferred Compensation Trust	—	78	—	57	—	135
Net loss	—	—	—	—	(20,681)	(20,681)

Balance at December 31, 2006	15	199,257	(8,861)	(1,877)	14,621	203,155
Stock compensation for options and long term incentives	—	645	—	—	—	645
Shares issued for director compensation	—	30	—	—	—	30
Director deferred shares for annual deferral elections and correction of classification	—	352	—	—	—	352
Repurchase of shares outstanding	—	—	(23,226)	—	—	(23,226)
Retirement of shares	(2)	(32,085)	32,087	—	—	—
Exercise of stock options, including tax benefits of $1,084	—	2,048	—	—	—	2,048
Purchase of shares by Deferred Compensation Trust	—	—	—	(752)	—	(752)
Sale of shares by Deferred Compensation Trust	—	13	—	45	—	58
Net income	—	—	—	—	18,342	18,342

Balance at December 31, 2007	13	170,260	—	(2,584)	32,963	200,652
Stock compensation for options and long term incentives	—	1,415	—	—	—	1,415
Director deferred shares for annual deferral elections and correction of classification	—	349	—	—	—	349
Exercise of stock options, including tax benefits of $259	1	588	—	—	—	589
Reclassification of Deferred Compensation liability due to Plan Amendment	—	1,516	—	—	—	1,516
Purchase of shares by Deferred Compensation Trust	—	—	—	(435)	—	(435)
Sale of shares by Deferred Compensation Trust	—	(49)	—	262	—	213
Net loss	—	—	—	—	(20,727)	(20,727)

Balance at December 31, 2008	$14	$174,079	$—	$(2,757)	$12,236	$183,572

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2008, 2007 and 2006

	2008	2007	2006
	(In thousands)

Operating Activities:
Net income (loss)	$(20,727)	$18,342	$(20,681)
Noncash items included in net income (loss):
Depreciation and amortization	40,898	38,685	32,550
Loss (income) on discontinued operations	1,038	(1,257)	46,554
Provision for doubtful accounts	5,213	4,254	1,815
Deferred income taxes	(5,191)	(4,424)	1,560
Gain from property disposals, net	(435)	(2,305)	(1,416)
Stock-based compensation	1,764	1,027	641
Goodwill impairment charge	35,511	—	—
Changes in operating assets and liabilities, net:
Accounts receivable	8,118	(13,906)	(4,262)
Accounts payable	3,158	4,177	(2,307)
Other working capital items	(8,691)	(699)	3,019
Claims, insurance and other	9,822	3,482	(325)
Other, net	808	(1,105)	(1,505)
Net investment in discontinued operations	11,053	—	20,494

Net cash provided by operating activities	82,339	46,271	76,137
Investing Activities:
Acquisition of property and equipment	(27,808)	(95,486)	(93,235)
Proceeds from disposal of property and equipment	1,803	6,401	2,487
Acquisition of business, net of cash received	—	(2,344)	(17,496)
Proceeds from sale of subsidiary	—	—	41,305
Net investment in discontinued operations	—	—	(5,359)

Net cash used in investing activities	(26,005)	(91,429)	(72,298)
Financing Activities:
Proceeds from long-term debt	25,000	73,724	—
Repayment of long-term debt	(61,517)	(11,402)	(5,000)
Proceeds on stock option exercises (including excess tax benefits)	588	2,049	3,826
Repurchase of shares outstanding	—	(23,226)	(8,861)

Net cash provided by (used in) financing activities	(35,929)	41,145	(10,035)

Net Increase (Decrease) in Cash and Cash Equivalents	20,405	(4,013)	(6,196)
Cash and cash equivalents, beginning of year	6,656	10,669	16,865

Cash and cash equivalents, end of year	$27,061	$6,656	$10,669

Noncash Transactions:
Retire treasury shares	$—	$32,087	$—
Supplemental Cash Flow Information:
Income taxes paid (received), net	(2,844)	8,680	2,427
Interest paid	12,641	10,259	10,964

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2008, 2007 and 2006

1.	Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and Subsidiaries (Saia or the Company) (formerly SCS Transportation, Inc.), headquartered in Johns Creek, Georgia, is a leading transportation company providing regional and interregional less than truckload (LTL) services, selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight). Saia Motor Freight provides delivery in 34 states across the South, Southwest, West, Midwest and Pacific Northwest and employs approximately 7,700 employees.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. As described in Note 13, on June 30, 2006, the Company completed the sale of the outstanding common stock of Jevic Transportation, Inc. (Jevic) and accordingly, the financial position and results of operations of Jevic have been reflected as discontinued operations for all periods presented. The consolidated financial statements include the financial position and results of operations of The Connection Company (the Connection) since its acquisition date of November 18, 2006 and Madison Freight Systems, Inc. (Madison Freight) since its acquisition date of February 1, 2007.

Use of Estimates

Management makes estimates and assumptions when preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Summary of Accounting Policies

Major accounting policies and practices used in the preparation of the accompanying consolidated financial statements not covered in other notes to the consolidated financial statements are as follows:

Cash Equivalents and Checks Outstanding:  Cash equivalents in excess of current operating requirements are invested in short-term interest bearing instruments purchased with original maturities of three months or less and are stated at cost, which approximates market. Changes in checks outstanding are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.

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

Property and Equipment Including Repairs and Maintenance:  Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years

Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2008	2007

Land	$53,581	$45,236
Structures	110,877	102,855
Tractors	183,499	187,522
Trailers	166,391	168,493
Other revenue equipment	26,011	25,757
Technology equipment and software	33,841	30,940
Other	41,012	35,554

Total property and equipment, at cost	$615,212	$596,357

Maintenance and repairs are charged to operations; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.

Goodwill:  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with Financial Accounting Standards Board (FASB) Statement No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and is reviewed at least annually for impairment based on fair value. See Note 6 for discussion of 2008 goodwill impairment charge.

Computer Software Developed or Obtained for Internal Use:  The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2008, 2007 and 2006, the Company capitalized in continuing operations $0.9 million, $1.1 million, and $1.1 million, respectively, of primarily payroll-related costs.

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

Risk retention amounts per occurrence during the three years ended December 31, 2008, were as follows:

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

Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”, which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. FIN 48 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.

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

The Company amended its Amended and Restated 2003 Omnibus Incentive Plan to provide for the payment of Performance Unit Awards granted on or after January 1, 2007 in shares instead of cash. The new stock-based awards are accounted for in accordance with Statement No. 123R with the expense amortized over the three-year vesting period using the Monte Carlo formula to estimate fair value at the date the awards are granted.

Credit Risk:  The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 4.0 percent of consolidated operating revenue. Allowances for potential credit losses are based on historical experience, current economic environment, expected trends and customer specific factors.

Impairment of Long-Lived Assets:  In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Advertising:  The costs of advertising are expensed as incurred. Advertising costs charged to expense for continuing operations were $0.6 million, $1.1 million and $1.0 million in 2008, 2007 and 2006, respectively.

Reclassifications:  Certain inconsequential reclassifications have been made to the prior years’ consolidated financial statements to conform with current presentation.

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

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2008 and 2007, because of the relatively short maturity of these instruments. See Note 4 for fair value disclosures related to long-term debt.

2.	Acquisitions

The Connection Company

On November 18, 2006, the Company acquired all of the outstanding common stock of The Connection Company (the Connection), a Midwestern LTL carrier operating in four states with revenue of approximately $70 million in fiscal year 2005. The Connection was merged and its operations integrated into Saia in February 2007, bringing the benefits of Saia transportation service to major Midwestern markets including Cincinnati, Cleveland, Columbus, Detroit, Indianapolis, Louisville and Toledo. The results of operations of the Connection are included in the consolidated results of the Company since the acquisition date. The total consideration of $16.9 million included $9.9 million for the purchase of all outstanding equity of the Connection and the repayment of $7.0 million of existing debt of the Connection. The transaction was financed from cash balances. During 2007, the Company completed the allocation of the purchase price between goodwill and other identifiable intangible assets related to the November 18, 2006 acquisition of the Connection.

The cash purchase price of the Connection of $16.9 million was allocated based on management’s estimates of the fair value of assets acquired and liabilities assumed in part in reliance on independent appraisals as follows (in thousands):

Accounts receivable	$8,259
Other current assets	552
Property and equipment	11,338
Acquired intangible assets:
Covenants not -to-compete (useful life of 5 years)	644
Customer relationships (useful life of 10 years)	2,900
Goodwill	3,915
Other assets	465
Current liabilities	(8,098)
Long-term liabilities	(3,078)

Total allocation of purchase price	$16,897

Integration charges totaling $1.5 million were expensed in each of the years ended December 31, 2007 and 2006. These integration charges consisted of employee retention and stay bonuses, communications, re-logoing the fleet of the Connection, technology integration and other miscellaneous items.

The following unaudited pro forma financial information reflects the consolidated results of operations of Saia, Inc. as if the acquisition of the Connection had taken place on January 1, 2006. The pro forma financial information is not necessarily indicative of the results of operations as it would have been had the transaction been effected on the assumed date (in thousands, except per share date).

Year Ended
December 31,
2006

Pro forma revenue	$941,403
Pro forma income from continuing operations	26,672
Pro forma diluted earnings per share — continuing operations	1.80

Madison Freight

On February 1, 2007, the Company acquired all of the outstanding common stock of Madison Freight Systems, Inc. (Madison Freight), an LTL carrier operating in the state of Wisconsin and parts of Illinois and Minnesota. Madison Freight was merged and its operations integrated into Saia on March 31, 2007. The results of operations of Madison Freight are included in the consolidated results of the Company since the February 1, 2007 acquisition date. The total consideration of $2.3 million included $0.9 million for the purchase of all outstanding Madison Freight equity and the repayment of $1.4 million of existing Madison Freight debt. The transaction was financed from cash balances and existing revolving credit capacity.

The purchase price of Madison Freight was allocated based on management’s estimates as follows (in thousands):

Goodwill	$1,032
Acquired net tangible assets	1,312

Total allocation of purchase price	$2,344

Integration charges from the Madison Freight acquisition totaling $0.9 million were expensed in the year ended December 31, 2007. These integration charges consisted of employee retention and stay bonuses, training, communications, fleet re-logoing, technology integration and other related items.

3.	Related-Party Transactions

On September 30, 2002, Yellow Corporation (Yellow or former Parent) completed the spin-off of its 100 percent interest in the Company to Yellow shareholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off the former Parent continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit and bonds, which the former Parent must maintain for these insurance programs. The former Parent allocated $1.5 million and $1.6 million of letters of credit and surety bonds at December 31, 2008 and December 31, 2007, respectively, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost plus 125 basis points through 2009. The former Parent also provided guarantees of approximately $0.4 million for service facility leases at December 31, 2007.

4.	Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31	December 31
	2008	2007

Credit Agreement with Banks, described below	$—	$48,724
Senior Notes under a Master Shelf Agreement, described below	125,000	110,000
Subordinated debentures, interest rate of 7.0% semi-annual installment payments due from 2005 to 2011	11,399	14,121

Total debt	136,399	172,845
Current portion of long-term debt	28,899	12,793

Long-term debt, less current portion	$107,500	$160,052

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum fixed charge coverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others.

At December 31, 2007, the Company also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, the Company amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At December 31, 2008, the Company had no borrowings under the Credit Agreement and $54.0 million in letters of credit outstanding under the Credit Agreement. At December 31, 2007, the Company had $48.7 million of borrowings under the Credit Agreement at an interest rate of 7.25% and $49.2 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed.

Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2008 and 2007 is $132.9 million and $181.8 million, respectively.

On January 13, 2009 the Company submitted an authorization of redemption to the Bank of New York to redeem the outstanding issues of 7% Convertible Subordinated Debentures due 2011 on February 27, 2009. The Bank of New York has processed the request and the final payment will be due for all outstanding principal and accrued interest. As a result of this redemption, the liability for the subordinated debentures has been entirely reclassified to current portion of long-term debt on the consolidated balance sheet as of December 31, 2008. The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount

2009	$28,899
2010	17,500
2011	13,571
2012	25,714
2013	22,143
Thereafter through 2018	28,572

Total	$136,399

5.	Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense from continuing operations was $15.6 million, $15.1 million and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount

2009	$14,814
2010	10,457
2011	7,661
2012	5,262
2013	3,685
Thereafter through 2016	6,717

Total	$48,596

Management expects that in the normal course of business leases will be renewed or replaced as they expire.

Capital expenditures of approximately $6.2 million were committed at December 31, 2008. As of December 31, 2008 and 2007, the Company had $1.0 million and $0.5 million, respectively, of capital expenditures in accounts payable as non-cash operating activities.

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

On June 25, 2008, Defendants filed their Motion to Dismiss Plaintiffs’ Consolidated Class Action Complaint on the grounds that it failed to adequately plead collusion and conspiracy. On January 28, 2009, the District Court granted Defendants’ Motion to Dismiss and dismissed Plaintiffs’ claims without prejudice. The District Court will give Plaintiffs leave until March 16, 2009 to amend and re-file their Consolidated Class Action Complaint.

California Labor Code Litigation.  The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at December 31, 2008 and was recorded as other operating expenses in the fourth quarter of 2007.

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

In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, the Company applies a fair value based impairment test to the net book value of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. The Company uses a projection of discounted future cash flows based on assumptions that are consistent with the Company’s estimates of future growth and strategic plan, and also includes a probability-weighted expectation as to future cash flows. Some factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

On February 20, 2009, the Company completed its annual impairment analysis in connection with the preparation of the consolidated financial statements. Based upon a combination of factors, the Company has experienced a significant and sustained decline in market capitalization below the Company’s carrying value in the fourth quarter of 2008. Management believes such decline in the Company’s stock price is driven by the deteriorating macro-economic environment and illiquidity in the overall credit markets. The analysis of the market capitalization plus a control premium compared to the Company’s carrying value indicated a potential goodwill impairment. Having determined that the Company’s goodwill was potentially impaired, the Company began performing the second step of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the Company to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The Company determined that goodwill was impaired and recorded a non-cash goodwill impairment charge of $35.5 million, representing the total goodwill balance. The impairment charge resulted in an income tax benefit of $6.1 million for the impairment of tax-deductible goodwill.

The Company reviews other intangible assets, including customer relationships and non-compete covenants, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets. As a result of the impairment indicators described above, the Company reviewed these assets and determined that there was no impairment.

Goodwill balances and adjustments are as follows (in thousands):

Goodwill

December 31, 2005	$30,530
Purchase adjustment (Clark Bros.)	5,876

December 31, 2006	36,406
Goodwill acquired (Note 2)	1,032
Purchase adjustment (Note 2)	(1,968)

December 31, 2007	35,470
Purchase adjustment (for income taxes)	41
Goodwill impairment	(35,511)

December 31, 2008	$—

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$4,600	$1,961	$4,600	$1,388
Covenants not-to-compete (useful life of 4-6 years)	3,550	3,138	3,550	2,902

	$8,150	$5,099	$8,150	$4,290

Amortization expense for intangible assets was $0.8 million for 2008, $0.9 million for 2007 and $0.6 million for 2006. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount

2009	$786
2010	425
2011	390
2012	290
2013	290

7.	Computation of Earnings (Loss) Per Share

The calculation of basic earnings (loss) per common share and diluted earnings per (loss) common share was as follows (in thousands except per share amounts):

	Years Ended December 31,
	2008	2007	2006

Numerator:
Income (loss) from continuing operations	$(19,689)	$17,085	$25,873
Income (loss) from discontinued operations, net	(1,038)	1,257	(46,554)

Net income (loss)	$(20,727)	$18,342	$(20,681)

Denominator:
Denominator for basic earnings (loss) per share — weighted average common shares	13,316	13,823	14,536
Effect of dilutive stock options	—	177	279
Effect of other common stock equivalents	—	38	26

Denominator for diluted earnings (loss) per share — adjusted weighted average common shares	13,316	14,038	14,841

Basic Earnings (Loss) Per Share — Continuing Operations	$(1.48)	$1.24	$1.78
Basic Earnings (Loss) Per Share — Discontinued Operations	(0.08)	0.09	(3.20)

Basic Earnings (Loss) Per Share	$(1.56)	$1.33	$(1.42)

Diluted Earnings (Loss) Per Share — Continuing Operations	$(1.48)	$1.22	$1.74
Diluted Earnings (Loss) Per Share — Discontinued Operations	(0.08)	0.09	(3.14)

Diluted Earnings (Loss) Per Share	$(1.56)	$1.31	$(1.39)

Due to the net loss for the year ended December 31, 2008, the 295,844 dilutive shares have no effect on the calculation of loss per share. As of December 31, 2007, options for 165,770 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. There were no anti-dilutive options in 2006.

8.	Shareholders’ Equity

Series A Junior Participating Preferred Stock

As of December 31, 2008 and 2007, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2008 and 2007, none of these shares have been issued.

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

Deferred Compensation Trust

On March 6, 2003, the Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) was amended to allow for the plan participants to invest in the Company’s common stock. The Plan was further amended in November 2008 to state that any elections to invest in the Company’s common stock are irrevocable and that upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years Ended December 31,
	2008	2007	2006

Shares of common stock purchased	34,270	40,710	24,260
Aggregate purchase price of shares purchased	$434,000	$752,000	$612,000
Shares of common stock sold	15,150	2,450	5,610
Aggregate sale price of shares sold	$212,000	$58,000	$135,000

Prior to the November 2008 amendment, the Rabbi Trust shares were recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the fair value of the obligations to participants for shares held in the Rabbi Trust were recorded in net income and $(0.6 million), $(1.2 million) and $0.1 million of (benefit)/expense was included in the 2008, 2007 and 2006 operating results, respectively.

Since the November 2008 amendment provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument, with no further adjustments based on fair value.

Directors’ Deferred Compensation

In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 64,501 and 41,092 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2008 and 2007, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

Share Repurchase Program

On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.

During 2006, the Company repurchased 264,600 shares in the open market totaling $7.1 million and completing the $20 million repurchase program. On November 27, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $25 million of the Company’s common stock. During the remainder of 2006, the Company repurchased 71,800 shares in the open market representing $1.8 million of the total authorized $25 million program. At December 31, 2006, 336,400 shares of treasury stock were outstanding. Also, $23.2 million remained authorized under the $25 million repurchase program at December 31, 2006.

During 2007, the Company repurchased 1,187,400 shares in the open market totaling $23.2 million and completing the $25 million repurchase program.

As of December 31, 2008, no further share repurchases have been authorized by the Board of Directors.

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

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2008, 2007 and 2006, cash flows from financing activities were increased by $0.3 million, $1.1 million and $2.4 million, respectively, for such excess tax deductions that would have been shown in operating cash flows in periods prior to the adoption of Statement 123(R).

At December 31, 2008, the Company has reserved and remaining outstanding stock option grants for 109,102 shares of its common stock to certain management personnel of the Company and its operating subsidiaries under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off of the Company from Yellow Corporation, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of the Company were replaced with Company stock options (New Company Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New Company Options and their exercise price was determined based on the relationship of the Company stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New Company Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New Company Options were fully vested at December 31, 2004.

The shareholders of the Company approved the Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. As of December 31, 2006, the Company had reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The Plan was amended during 2007 to reserve another 400,000 shares of common stock for a total of 824,000. As of December 31, 2008, the Company had reserved 824,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock option awards have cliff vesting at the end of three years of continuous service and have a seven year contractual term. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers, except that the Compensation Committee of the Board has discretion to cause the Company to pay entirely in cash the nonexecutive chair’s retainer. The 2003 Omnibus Plan also provides for an annual grant to each non-employee director of no more than 3,000 shares. These share awards generally vest immediately.

Shares issued to non-employee directors in lieu of annual cash retainers were 1,870 and 1,030 for the years ended December 31, 2008 and 2007, respectively. Non-employee directors were also issued 23,228 and 12,120 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2008 and 2007, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2008 and 2007, 409,131 and 562,799 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.

The years ended December 31, 2008, 2007 and 2006 had stock option and restricted stock compensation expense of $0.8 million, $0.3 million and $0.3 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2008, there is unrecognized compensation expense of $1.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 3.7 years. The Company recorded actual forfeitures of approximately 29% of the options issued during 2005 and 2006 directly as a result of the sale of Jevic and has adjusted the stock option compensation expense. The Company does not anticipate any additional significant forfeitures of unvested stock options.

The following table summarizes the activity of stock options for the year ended December 31, 2008 for both employees and non-employee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Life (Years)	(000’s)

Outstanding at December 31, 2007	353,569	$14.98
Granted	111,220	14.71
Exercised	(60,237)	5.46
Forfeited	(33,650)	20.39

Outstanding at December 31, 2008	370,902	$15.95	5.0	$720

Exercisable at December 31, 2008	194,002	$11.54	2.3	$720

The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $0.7 million, $2.8 million and $6.2 million, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2008, 2007 and 2006 was $6.45, $10.42 and $8.97, respectively. The weighted-average grant-date fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $7.50, zero and $8.31, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006

Risk free interest rate	2.75%	4.87%	4.46%
Expected life in years	5	4	3
Expected volatility	46.49%	45.61%	41.10%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2008 and changes during the year ended December 31, 2008:

		Weighted Average
	Options	Grant-Date Fair Value

Unvested at December 31, 2007	121,240	$9.48
Granted	111,220	6.45
Vested	(44,000)	7.50
Forfeited	(11,560)	7.03

Unvested at December 31, 2008	176,900	$8.23

In addition to stock options, the Company granted shares of restricted stock to two key executives in February 2008. These shares of restricted stock will vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. The following table summarizes restricted stock activity during the year ended December 31, 2008:

		Weighted Average
	Shares	Grant-Date Fair Value

Restricted Stock at December 31, 2007	—	$—
Granted	51,000	14.71
Vested	—	—
Forfeited	—	—

Restricted Stock at December 31, 2008	51,000	$14.71

10.	Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company has elected to temporarily discontinue the Company match in February 2009. The Company’s total contributions included in continuing operations for the years ended December 31, 2008, 2007, and 2006, were $5.3 million, $6.2 million and $5.5 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. In November 2008, the Plan was further amended to state that any elections to invest in the Company’s common stock are irrevocable and that upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2008 and 2007, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 163,627 and 144,507 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are now required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried and clerical employees, which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of zero, zero and $8.5 million in 2008, 2007 and 2006, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 21,668, 14,649 and 11,130 shares in the open market during 2008, 2007 and 2006, respectively.

Performance Unit Awards

Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2004 — 2006, 2005 — 2007, 2006 — 2008, 2007 — 2009 and 2008-2010, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group set forth by the Compensation Committee. The Company accrues amounts for such payments over the performance period and at each reporting date adjusts the accrual based upon the performance criteria set forth in the plan through the reporting date. Operating results from continuing operations include expense/(benefit) for the performance unit awards of $0.7 million, $(1.7 million) and $2.8 million in 2008, 2007 and 2006, respectively. The performance unit awards will be paid in the first quarter of the year following the end of the performance period. There will be no payout made for the 2006 — 2008 Plan year and no payout was made for the 2005 — 2007 Plan year.

The Company amended its Amended and Restated 2003 Omnibus Incentive Plan to provide for the payment of Performance Unit Awards granted on or after January 1, 2007 in shares instead of cash. The new stock-based awards (2007-2009 performance period and all subsequent performance periods) are accounted for in accordance with Statement No. 123R with the expense amortized over the three year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted.

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2008	2007

Depreciation	$66,232	$63,188
Other	3,099	5,575
Revenue	551	1,154

Gross deferred tax liabilities	69,882	69,917
Allowance for doubtful accounts	(2,874)	(2,278)
Employee benefits	(8,364)	(8,703)
Claims and insurance	(19,804)	(14,272)
Other	(9,973)	(5,765)

Gross deferred tax assets	(41,015)	(31,018)

Net deferred tax liability	$28,867	$38,899

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2008 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision for continuing operations consists of the following (in thousands):

	2008	2007	2006

Current:
U.S. federal	$439	$4,914	$12,439
State	1,730	1,071	2,101

Total current income tax provision	2,169	5,985	14,540

Deferred:
U.S. federal	(4,288)	4,607	1,418
State	(903)	714	142

Total deferred income tax provision (benefit)	(5,191)	5,321	1,560

Total income tax provision (benefit)	$(3,022)	$11,306	$16,100

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2008	2007	2006

Provision at federal statutory rate	$(7,949)	$9,937	$14,691
State income taxes, net	221	1,160	1,473
Nondeductible business expenses	427	423	489
Impairment of non-deductible goodwill	6,813	—	—
Tax credits	(3,106)	—	(772)
Other, net	572	(214)	219

Total provision	$(3,022)	$11,306	$16,100

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2005-2008 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general tax years 2003-2008 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2000 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

	2008	2007

Gross unrecognized tax benefits at beginning of year	$3,287	$2,785
Gross increases in tax positions for prior years	—	409
Gross decreases in tax positions for prior years	(371)	—
Gross increases in tax positions for current year	—	332
Settlements	—	—
Lapse of statute of limitations	(19)	(239)

Gross unrecognized tax benefits at end of year	$2,897	$3,287

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2008 and 2007, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.2 million and $0.3 million. The Company had approximately $1.0 million, $1.2 million and $0.9 million of accrued interest and penalties at December 31, 2008, December 31, 2007 and January 1, 2007, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $2.0 million as of December 31, 2008 and $2.3 million as of December 31, 2007.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

12.	Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three Months Ended, 2008	March 31	June 30	September 30	December 31

Operating revenue	$249,329	$276,050	$274,181	$230,861
Operating income (loss)	1,982	10,870	7,534	(30,237)
Income (loss) from continuing operations	(833)	6,205	2,895	(27,956)
Discontinued operations	—	(872)	(123)	(43)
Net income (loss)	(833)	5,333	2,772	(27,999)

Basic earnings (loss) per share — Continuing Operations	$(0.06)	$0.47	$0.22	$(2.09)

Diluted earnings (loss) per share — Continuing Operations	$(0.06)	$0.46	$0.21	$(2.09)

Basic earnings (loss) per share — Discontinued Operations	$—	$(0.07)	$(0.01)	$(0.01)

Diluted earnings (loss) per share — Discontinued Operations	$—	$(0.06)	$(0.01)	$(0.01)

Basic earnings (loss) per share	$(0.06)	$0.40	$0.21	$(2.10)

Diluted earnings (loss) per share	$(0.06)	$0.40	$0.20	$(2.10)

Three Months Ended, 2007	March 31	June 30	September 30	December 31

Operating revenue	$231,827	$252,762	$247,823	$243,710
Operating income	7,060	14,579	12,653	3,882
Income from continuing operations	3,023	7,404	5,949	716
Discontinued operations	—	—	—	1,257
Net income	3,023	7,404	5,949	1,973

Basic earnings per share — Continuing Operations	$0.21	$0.52	$0.44	$0.05

Diluted earnings per share — Continuing Operations	$0.21	$0.51	$0.43	$0.05

Basic earnings per share — Discontinued Operations	$—	$—	$—	$0.09

Diluted earnings per share — Discontinued Operations	$—	$—	$—	$0.09

Basic earnings per share	$0.21	$0.52	$0.44	$0.15

Diluted earnings per share	$0.21	$0.51	$0.43	$0.15

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

The sale of Jevic was to a private investment firm in a cash transaction of $42.2 million less a working capital adjustment of $0.9 million. The Company and Jevic finalized the working capital adjustment in the third quarter of 2006 and in accordance with the terms of the agreement the Company was owed $0.1 million which was received during the fourth quarter of 2006. Transaction fees and expenses were approximately $1.3 million. In addition, the transaction was structured as an asset sale for tax purposes under Section 338(h)(10) of the Internal Revenue Code resulting in an estimated $11.2 million income tax benefit from the transaction. The Company recorded a loss on the sale of Jevic of $43.8 million or $2.94 per share, net of income tax benefits in 2006.

The Company was a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. The SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced to $13.2 million following draws by the Company on the letter of credit to fund the SIR portion of settlements of claims against Jevic arising prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the current estimates of the indemnification obligations as of June 30, 2008. The consolidated statement of operations impact of $0.9 million, net of taxes, was reflected as discontinued operations in the second quarter of 2008.

In September 2008, the Company entered into a settlement agreement with the bankruptcy estate of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The consolidated statement of operations impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic.

The accompanying condensed consolidated statements of operations for all periods presented have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Years Ended
	2008	2007	2006

Revenue from discontinued operations	$—	$—	$165,215
Pre-tax income (loss) from discontinued operations	—	—	(4,013)
Pre-tax gain (loss) on disposal of discontinued operations	(2,218)	—	(54,973)
Income tax (provision) benefit	1,180	1,257	12,432

Income (loss) from discontinued operations	$(1,038)	$1,257	$(46,554)

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

14.	Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

		Additions
	Balance,	Charged to	Charged to			Balance,
	Beginning	Costs and	Other		Deductions-	End of
Description	of Period	Expenses	Accounts		Describe(1)	Period
	(In thousands)

Year ended December 31, 2008:
Deducted from asset account — Allowance for uncollectible accounts	$5,935	$5,213	$—		$(3,595)	$7,553
Year ended December 31, 2007:
Deducted from asset account — Allowance for uncollectible accounts	3,912	4,254	28	(2)	(2,259)	5,935
Year ended December 31, 2006:
Deducted from asset account — Allowance for uncollectible accounts	3,260	1,815	369	(2)	(1,532)	3,912

(1)	Primarily uncollectible accounts written off — net of recoveries.

(2)	Reserves acquired with the acquisition of Madison Freight in 2007 and the Connection in 2006.

15.	Subsequent Events

On January 13, 2009, the Company submitted an authorization of redemption to the Bank of New York to redeem the outstanding issues of 7% Convertible Subordinated Debentures due 2011 on February 27, 2009. The Bank of New York has processed the request and the final payment will be due for all outstanding principal and accrued interest. As a result of this redemption, the liability for the subordinated debentures has been entirely reclassified to current portion of long-term debt on the consolidated balance sheet as of December 31, 2008.

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

During the fourth quarter of 2008, there have been no material changes in internal control over financial reporting or in other factors that could materially affect internal control over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment the Company’s management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page 32 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
James A. Darby	Vice President and Chief Financial Officer (Principal Financial Officer)
Stephanie R. Maschmeier	Controller (Principal Accounting Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 23, 2009, and is incorporated herein by reference. Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 23, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 23, 2009, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 23, 2009, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 23, 2009, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II — Valuation and Qualifying Accounts information is included in Note 14 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAIA, INC.

By:	/s/ James A. Darby
James A. Darby
Vice President of Finance and
Chief Financial Officer

Date: March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	March 5, 2009

/s/ James A. Darby James A. Darby	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	March 5, 2009

/s/ Stephanie R. Maschmeier Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	March 5, 2009

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	March 5, 2009

/s/ Linda J. French Linda J. French	Director	March 5, 2009

/s/ John J. Holland John J. Holland	Director	March 5, 2009

/s/ William F. Martin, Jr. William F. Martin, Jr.	Director	March 5, 2009

/s/ James A. Olson James A. Olson	Director	March 5, 2009

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	March 5, 2009

/s/ Douglas W. Rockel Douglas W. Rockel	Director	March 5, 2009

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	March 5, 2009

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
3.2		Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
4.1		Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.1		Master Separation and Distribution Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.2		Tax Indemnification and Allocation Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.3		Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10	.4.1	Restated Agented Revolving Credit Agreement dated as of January 31, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and Officer (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 4, 2005).
10	.4.2	First Amendment to Restated Agented Revolving Credit Agreement dated as of April 29, 2005, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 5, 2005).
10	.4.3	Second Amendment to Restated Agented Revolving Credit Agreement dated as of June 30, 2006, among SCS Transportation, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris Trust and Savings Bank, and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10	.4.4	Third Amendment to Restated Agented Revolving Credit Agreement dated as of January 31, 2007, among Saia, Inc. and Bank of Oklahoma, N.A., JP Morgan Chase Bank, N.A., U.S. Bank National Association, Harris N.A., and LaSalle Bank National Association and Bank of Oklahoma, N.A., as agent for the Banks and related Ratifications (incorporated herein by reference to Exhibit 10.36 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).
10	.4.5	Restated Agented Revolving Credit Agreement dated as of January 28, 2008, among Saia, Inc. and Bank of Oklahoma, N.A., U.S. Bank National Association, JPMorgan Chase Bank, N.A., LaSalle Bank National Association and SunTrust Bank (collectively, the “Banks”) and Bank of Oklahoma, N.A., as agent for the Banks and related, Guarantee Agreements, Promissory Notes and Certificate of the Secretary and Officer (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 1, 2008).
10	.5.1	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10	.5.2	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related, Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 21, 2005).

E-1

Exhibit
Number		Description of Exhibit

10	.5.3	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related, Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on May 5, 2005).
10	.5.4	Amendment No. 3 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10	.5.5	Amendment No. 4 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 4, 2008).
10.6		Form of Executive Severance Agreement dated as of September 28, 2002 entered into between Saia, Inc. and certain executive officers (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).
10	.7.1	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).
10	.7.2	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).
10	.7.3	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).
10	.7.4	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.8.1	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.8.2	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.9.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.9.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.10.1	Amended and Restated Employment Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.10.2	Amendment to Amended and Restated Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Anthony D. Albanese (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.11.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.11.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Anthony D. Albanese (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.12		Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).

E-2

Exhibit
Number		Description of Exhibit

10.13		Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and James A. Darby (incorporated herein by reference to Exhibit 10.6 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.14		Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Mark H. Robinson (incorporated herein by reference to Exhibit 10.7 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.15		Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Sally R. Buchholz (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.16		Form of Indemnification Agreement dated as of December 7, 2006 entered into by Saia, Inc. and certain executive officers and directors (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).
10	.17.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007.
10	.17.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007.
10	.17.3	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).
10.18		Form of Performance Unit Award Agreement under the SCS Transportation, Inc. 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2005).
10.19		Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).
10.20		Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Anthony D. Albanese (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).
10	.21.1	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).
10	.21.2	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10.22		Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).
10.23		SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).
14		Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).
21		Subsidiaries of Registrant (incorporated herein by reference to Exhibit 21 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).
31.2		Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3