Form 10-Q
period 2009-03-31
SAIA INC
filed 2009-04-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2009

Common Stock, par value $.001 per share	13,510,709

SAIA, INC. AND SUBSIDIARIES
INDEX

PAGE
PART I. FINANCIAL INFORMATION
ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets March 31, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations Quarter ended March 31, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows Quarter ended March 31, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6-7

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-15

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	15

ITEM 4: Controls and Procedures	16

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	17

ITEM 1A: Risk Factors	17

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	17

ITEM 3: Defaults Upon Senior Securities	17

ITEM 4: Submission of Matters to a Vote of Security Holders	17-18

ITEM 5: Other Information	18

ITEM 6: Exhibits	19

Signature	20

Exhibit Index	E-1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Saia, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$11,950	$27,061
Accounts receivable, net	96,320	93,691
Prepaid expenses and other	43,146	35,282

Total current assets	151,416	156,034
Property and Equipment, at cost	615,048	615,212
Less-accumulated depreciation	268,350	259,410

Net property and equipment	346,698	355,802
Identifiable Intangibles, net	2,855	3,051
Other Noncurrent Assets	783	865

Total assets	$501,752	$515,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$48,539	$46,572
Wages, vacation and employees’ benefits	38,511	28,148
Other current liabilities	43,078	43,262
Current portion of long-term debt	8,775	28,899

Total current liabilities	138,903	146,881
Other Liabilities:
Long-term debt, less current portion	107,500	107,500
Deferred income taxes	50,584	50,584
Claims, insurance and other	27,152	27,215

Total other liabilities	185,236	185,299
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,510,709 shares issued and outstanding at March 31, 2009 and December 31, 2008	14	14
Additional paid-in-capital	174,445	174,079
Deferred compensation trust, 171,222 and 163,627 shares of common stock at cost at March 31, 2009 and December 31, 2008, respectively	(2,793)	(2,757)
Retained earnings	5,947	12,236

Total shareholders’ equity	177,613	183,572

Total liabilities and shareholders’ equity	$501,752	$515,752

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the quarter ended March 31, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	First Quarter
	2009	2008
Operating Revenue	$206,102	$249,329
Operating Expenses:
Salaries, wages and employees’ benefits	127,635	133,347
Purchased transportation	13,861	18,983
Fuel, operating expenses and supplies	45,486	66,474
Operating taxes and licenses	8,990	8,963
Claims and insurance	7,611	9,444
Depreciation and amortization	10,031	10,167
Operating gains, net	(59)	(31)

Total operating expenses	213,555	247,347

Operating Income (Loss)	(7,453)	1,982
Nonoperating Expenses:
Interest expense	2,802	3,186
Other, net	21	97

Nonoperating expenses, net	2,823	3,283

Loss Before Income Taxes	(10,276)	(1,301)
Income Tax Benefit	(3,987)	(468)

Net Loss	$(6,289)	$(833)

Weighted average common shares outstanding — basic	13,345	13,299

Weighted average common shares outstanding — diluted	13,345	13,299

Basic Loss Per Share	$(0.47)	$(0.06)

Diluted Loss Per Share	$(0.47)	$(0.06)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the quarter ended March 31, 2009 and 2008
(in thousands)
(unaudited)

	First Quarter
	2009	2008
Operating Activities:

Net cash provided by (used in) operating activities	$7,012	$(360)

Investing Activities:
Acquisition of property and equipment	(2,266)	(13,530)
Proceeds from disposal of property and equipment	368	104

Net cash used in investing activities	(1,898)	(13,426)

Financing Activities:
Proceeds from long-term debt	—	25,000
Repayment of long-term debt	(20,225)	(12,538)

Net cash provided by (used in) financing activities	(20,225)	12,462

Net Decrease in Cash and Cash Equivalents	(15,111)	(1,324)
Cash and cash equivalents, beginning of period	27,061	6,656

Cash and cash equivalents, end of period	$11,950	$5,332

Supplemental Cash Flow Information:
Income taxes paid, net	$908	$20
Interest paid	2,040	2,233
See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together, the Company or Saia).
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2009 which the Company believes would have a significant impact on its consolidated financial position or results of operations.
(2) Computation of Loss Per Share
The calculation of basic loss per common share and diluted loss per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2009	2008
Numerator:
Net loss	$(6,289)	$(833)

Denominator:
Denominator for basic loss per share- weighted average common shares	13,345	13,299
Effect of dilutive stock options	—	—
Effect of other common stock equivalents	—	—

Denominator for diluted loss per share- adjusted weighted average common shares	13,345	13,299

Basic Loss Per Share	$(0.47)	$(0.06)

Diluted Loss Per Share	$(0.47)	$(0.06)

Due to the net loss for the quarters ended March 31, 2009 and 2008, respectively, options and other common stock equivalents of 413,904 and 135,711 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share.
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
On June 25, 2008, defendants filed their Motion to Dismiss Plaintiffs’ Consolidated Class Action Complaint on the grounds that it failed to adequately plead collusion and conspiracy. On January 28, 2009, the District Court granted Defendants’ Motion to Dismiss and dismissed Plaintiffs’ claims without prejudice. Plaintiffs declined to amend and re-file their Consolidated Class Action Complaint within the deadline set by the District Court. Therefore, this matter has been concluded.
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at March 31, 2009 and was recorded as other operating expenses in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Debt and Financing Arrangements
On January 13, 2009, the Company submitted an authorization of redemption to the Bank of New York to redeem the outstanding issues of 7% Convertible Subordinated Debentures due 2011 on February 27, 2009. The Bank of New York has processed the request and the final payment was paid for all outstanding principal and accrued interest. As a result of this redemption, the liability for the subordinated debentures of $11.5 million was entirely reclassified to current portion of long-term debt on the consolidated balance sheet as of December 31, 2008 and was paid on February 27, 2009.
Should the current challenging macro-economic conditions continue or worsen, the Company may fail to comply with its debt covenants within the next twelve months. As a result, the Company may seek to amend the debt covenants in existing credit agreements, in which case additional costs and fees would be incurred in connection with such amendments. Amendments to the existing credit agreements would likely also result in higher future interest costs. If the Company fails to obtain amendments to or waivers under the applicable credit agreements and defaults, the Company’s lenders could declare the debt to be immediately due and payable. If acceleration occurs, the Company may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or may have to issue securities which would dilute stock ownership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2008 audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q contains these types of statements, which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants) and costs and fees that could be incurred in connection with those defaults; additional costs to amend existing credit agreements should that be necessary; integration risks; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of on going litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as updated by Item 1A of this Form 10-Q.
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
Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The extremely challenging macro economic environment and illiquidity in the overall credit markets have caused the Company to focus on initiatives to align costs with significantly decreased volumes. In 2009, these initiatives include a reduction-in-force, wage reductions, reductions in discretionary spending and process improvements to minimize costs. Technology is important to supporting both customer service and operating management. The Company’s operating revenue decreased by 16.0 percent on a per workday basis in the first quarter of 2009 compared to the same period in 2008. The declines resulted primarily from the weak economic conditions and an increasingly competitive pricing environment.
Consolidated operating loss was $7.5 million for the first quarter of 2009 compared to operating income of $2.0 million in the first quarter of 2008. The Company saw volume declines accelerate as we went through 2008, and in the first quarter of 2009 LTL tonnage was down 7.2 percent on a per workday basis versus the prior-year quarter.

Overcapacity in the LTL industry has also led to a much more challenging pricing environment in 2009. Diluted loss per share was $0.47 in the first quarter of 2009, compared to a diluted loss per share of $0.06 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 103.6 percent in the first quarter of 2009 compared to 99.2 percent in the first quarter of 2008.
The Company had $7.0 million in cash from operating activities through the first three months of the year compared with cash used in the amount of $0.4 million in the prior-year period. The Company had net cash used in investing activities of $1.9 million during the first three months of 2009 for the purchase of property and equipment compared to $13.4 million in the first three months of 2008. The Company’s cash used in financing activities during the first three months of 2009 was $20.2 million for debt repayments compared to net borrowings of $12.5 million in the first three months of 2008. The Company had no borrowings on its revolving credit agreement, outstanding letters of credit of $53.7 million and cash and cash equivalents balance of $12.0 million as of March 31, 2009. The Company was in compliance with its debt covenants at March 31, 2009. Due to macro economic conditions, the Company is closely monitoring compliance with its debt covenants and will evaluate financing alternatives should that become necessary.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. (also referred to as Saia or the Company).
The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional and interregional LTL services and selected longer haul LTL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC.
Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as detailed in the “Forward Looking Statements” section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2009 and 2008
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2009	2008	’09 v. ’08
Operating Revenue	$206,102	$249,329	(17.3)%
Operating Expenses:
Salaries, wages and employees’ benefits	127,635	133,347	(4.3)
Purchased transportation	13,861	18,983	(27.0)
Depreciation and amortization	10,031	10,167	(1.3)
Fuel and other operating expenses	62,028	84,850	(26.9)
Operating Income (Loss)	(7,453)	1,982	(476.0)
Operating Ratio	103.6%	99.2%	4.4
Nonoperating Expense	2,823	3,283	(14.0)

Working Capital (as of March 31, 2009 and 2008)	12,513	37,686
Cash Flows provided by (used in) Operations	7,012	(360)
Net Acquisitions of Property and Equipment	1,898	13,426

Operating Statistics:
LTL Tonnage	834	913	(8.6)
Total Tonnage	984	1,100	(10.5)

LTL Shipments	1,550	1,653	(6.2)
Total Shipments	1,571	1,678	(6.4)

LTL Revenue per hundredweight	$11.55	$12.68	(8.9)
Total Revenue per hundredweight	$10.47	$11.33	(7.6)
Quarter ended March 31, 2009 vs. Quarter ended March 31, 2008
Revenue and volume
Consolidated revenue decreased 17.3 percent, 16.0 percent on a per workday basis, to $206.1 million as a result of lower yields resulting from the impact of decreased fuel surcharges and decreased tonnage. Revenue was negatively impacted by a weak economy and a competitive pricing environment. Due to overcapacity in the industry, the pricing environment has become even more challenging, particularly in the latter half of 2008 and first quarter of 2009. During the first quarter of 2009, the decrease in fuel surcharge revenue was greater than the decline in fuel costs.
Saia’s LTL revenue per hundredweight (a measure of yield) decreased 8.9 percent to $11.55 per hundredweight for the first quarter of 2009 including the impact of fuel surcharge and the increasingly competitive pricing environment. Saia’s LTL tonnage was down 8.6 percent, 7.2 percent on a per workday basis, to 0.8 million tons and LTL shipments were down 6.2 percent, 4.8 percent on a per workday basis, to 1.6 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 9, 2009, Saia implemented a 4.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.
Operating expenses and operating income (loss)
Consolidated operating loss of $7.5 million in the first quarter of 2009, compared to operating income of $2.0 million in the prior year quarter, was significantly impacted by the decreased tonnage. The first quarter 2009 operating ratio (operating expenses divided by operating revenue) was 103.6 compared to 99.2 for the same period in 2008. Lower fuel prices, in conjunction with volume changes due to decreased tonnage, caused $19.2 million of the decrease in fuel, operating expenses and supplies. The Company implemented reductions-in-force during the fourth quarter of 2008 and the first quarter of 2009 to bring the Company’s workforce in line with business levels and reduced outlook. The Company also suspended its 401(k) match effective February 1, 2009. Increases in health insurance costs partially offset the decrease in salaries and wages by $1.5 million. Estimated annualized savings from the 401(k) match is $6 million and $18 million from the compensation and wage reduction. Claims and insurance expense in the first quarter of 2009 was $1.8 million less than the first quarter of 2008 primarily reflecting favorable trends in the frequency and severity of accidents incurred. Purchased transportation expenses decreased 27.0 percent reflecting lower fuel prices, decreased utilization due to lower volumes and increased usage of Company drivers. The Company recorded pre-tax expense of $0.2 million in the first quarter of 2009 for equity-based compensation compared to $0.5 million in the first quarter of 2008. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price. However, a plan amendment in November 2008 changed the accounting for the deferred compensation plan and results in equity plan accounting for the plan going forward.
Other
Substantially all non-operating expenses represent interest expense and the decrease in net non-operating expenses is a result of overall lower average debt balances during the first quarter of 2009 versus the first quarter of 2008. The effective tax rate was 38.8 percent for the quarter ended March 31, 2009 compared to 36.0 percent for the quarter ended March 31, 2008 reflecting the impact of lower forecasted earnings for 2009 partially offset by tax credits. Fluctuations in the Company’s forecasted results for 2009 could potentially have a significant impact on the Company’s effective tax rate for an interim period.
Net loss was $6.3 million, or $0.47 per diluted share, in the first quarter of 2009 compared to a net loss of $0.8 million, or $0.06 per diluted share, in the first quarter of 2008.
Working capital/capital expenditures
Working capital at March 31, 2009 was $12.5 million, which decreased from working capital at March 31, 2008 of $37.7 million due to decreased net accounts receivable balances of $20.0 million reflecting lower revenues, as well as an increase in accounts payable and other accrued liabilities of $12.5 million due to the timing of payments. Cash flows from operating activities were $7.0 million for the three months ended March 31, 2009 versus $0.4 million used in operating activities for the three months ended March 31, 2008. For the three months ended March 31, 2009, cash used in investing activities was $1.9 million versus $13.4 million in the prior-year period, primarily due to lower property and equipment purchases. For the three months ended March 31, 2009, cash used in financing activities was $20.2 million versus cash from financing activities of $12.5 million for the prior-year period. The $20.2 million used for financing activities in 2009 was fully comprised of debt repayments including $11.5 million for the redemption of the subordinated debentures.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors including the general economy. Given the significantly decreased volumes and increasingly competitive pricing trends in 2008 and early 2009 there remains considerable uncertainty as to the direction of the economy for 2009, including the timing of any economic recovery. For 2009, we are evaluating further initiatives to reduce costs in line with declining volumes. Additionally, we are closely monitoring financing alternatives for capital and other needs, if required. We also plan to continue to focus on providing top quality service and improving safety performance.
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
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in salaries and wage rates, healthcare, workers’ compensation, fuel and all the other expense categories. Salary and wage cost initiatives include reductions-in-force and suspension of the Company’s 401(k) match effective February 1, 2009. Additional cost reduction actions effective April 1, 2009 consist of a reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration. The Company also reduced by ten percent the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Other specific cost initiatives include linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Risk Factors.”
See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2009, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
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
The initial $100 million Senior Notes are unsecured and have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes are unsecured and have a fixed interest rate of 6.17 percent. Payments due for both recent $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a maximum ratio of total indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a minimum fixed charge coverage ratio, an adjusted leverage ratio and a minimum tangible net worth. At March 31, 2009 the Company was in compliance with these covenants.
At December 31, 2007, the Company also had a $110 million Agented Revolving Credit Agreement (the Credit Agreement) with Bank of Oklahoma, N.A., as agent. The Credit Agreement was unsecured with an interest rate based on LIBOR or prime at the Company’s option, plus an applicable spread, in certain instances, and had a maturity date of January 2009. On January 28, 2008, the Company amended and restated the Credit Agreement, increasing it to $160 million, extending the maturity to January 28, 2013 and adjusting the interest rate schedule. In addition, the financial covenants were revised to a fixed charge coverage ratio, leverage ratio and adjusted leverage ratio, removing the minimum tangible net worth test. At March 31, 2009 the Company was in compliance with these covenants. At March 31, 2009, the Company had no borrowings under the Credit Agreement and $53.7 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed.
On January 13, 2009, the Company submitted an authorization of redemption to the Bank of New York to redeem on February 27, 2009 the outstanding issues of 7% Convertible Subordinated Debentures due 2011. As a result of this redemption, the liability for the subordinated debentures of $11.5 million was entirely reclassified to current portion of long-term debt on the consolidated balance sheet as of December 31, 2008 and was paid on February 27, 2009.
At March 31, 2009, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through September 2009. At March 31, 2009, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

Projected net capital expenditures for 2009 are now approximately $10 million primarily due to a reduction in planned purchases of strategic real estate within Saia’s existing network. This represents an approximately $16 million decrease from 2008 net capital expenditures of $26 million for property and equipment. Approximately $5.0 million of the 2009 capital budget was committed at March 31, 2009. Net capital expenditures pertain primarily to investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $82.3 million for the year ended December 31, 2008, while net cash used in investing activities was $26.0 million. As such, the additional cash flows from operations also funded the $35.9 million cash used in financing activities in 2008. Cash flows from operations were $7.0 million for the three months ended March 31, 2009 which funded the $1.9 million of total capital expenditures in the first three months of 2009. Cash flows from operating activities for the three months ended March 31, 2009 were $7.4 million higher than the prior year period primarily due to decreased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $12.0 million at March 31, 2009 and availability under its revolving credit facility, subject to the satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2009.
Should the current challenging macro-economic conditions continue or worsen, the Company may fail to comply with its debt covenants within the next twelve months. As a result, the Company may seek to amend the debt covenants in existing credit agreements, in which case additional costs and fees would be incurred in connection with such amendments. Amendments to the existing credit agreements would likely also result in higher future interest costs. If the Company fails to obtain amendments to or waivers under the applicable credit agreements and defaults, the Company’s lenders could declare the debt to be immediately due and payable. If acceleration occurs, the Company may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or may have to issue securities which would dilute stock ownership.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $8.3 million for 2009 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2009.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2009 (in millions).

	Payments due by year
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	8.8	17.5	13.6	25.7	22.1	28.6	116.3
Operating leases	15.0	11.2	8.5	5.9	4.3	10.4	55.3
Purchase obligations (1)	7.4	—	—	—	—	—	7.4

Total contractual obligations	$31.2	$28.7	$22.1	$31.6	$26.4	$39.0	$179.0

(1)	Includes commitments of $5.0 million for capital expenditures.

	Amount of commitment expiration by year
	2009	2010	2011	2012	2013	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$106.3	$—	$106.3
Letters of credit	50.1	5.3	—	—	—	—	55.4
Surety bonds	5.0	1.1	—	—	—	—	6.1

Total commercial commitments	$55.1	$6.4	$—	$—	$106.3	$—	$167.8

(1)	Subject to the satisfaction of existing debt covenants.
The Company has unrecognized tax benefits of approximately $3.3 million and accrued interest and penalties of $0.9 million related to the unrecognized tax benefits as of March 31, 2009. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
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
Critical Accounting Policies and Estimates
The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:
•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the policy year March 2003 through February 2004 only, the Company has an aggregate exposure limited to an additional $2.0 million above its $1.0 million per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle.

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
•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.
•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to adopt accounting policies and make significant judgments and estimates to develop amounts reflected and disclosed in the consolidated financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the consolidated financial statements. However, even under optimal circumstances, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2008. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully compensate the Company for fuel price fluctuations during periods of rapid increases or decreases in the price of fuel.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2009. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2009
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$8.8	$17.5	$13.6	$25.7	$22.1	$28.6	$116.3	$119.6
Average interest rate	7.21%	7.38%	7.13%	6.93%	6.98%	6.28%
Variable rate debt	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—
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
Limitations on the Effectiveness of Controls
The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 3 of the accompanying consolidated financial statements.
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2008 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number (or
	(a) Total				of Shares (or	Approximate Dollar
	Number of Shares (or		(b) Average Price Paid per		Units) Purchased as Part of Publicly	Value) of Shares (or Units) that May Yet
	Units)		Share (or		Announced Plans	be Purchased under
Period	Purchased (1)		Unit)		or Programs	the Plans or Programs
January 1, 2009 through January 31, 2009	1,400	(2)	$9.14	(2)	—	$—
February 1, 2009 through February 28, 2009	2,300	(3)	9.66	(3)	—	—
March 1, 2009 through March 31, 2009	8,000	(4)	8.61	(4)	—	—

Total	11,700				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 968 shares of Saia stock on the open market at $11.13 during the period of January 1, 2009 through January 31, 2009.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,100 shares of Saia stock on the open market at $11.12 during the period of February 1, 2009 through February 28, 2009.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 2,037 shares of Saia stock on the open market at $9.71 during the period of March 1, 2009 through March 31, 2009.
Item 3. Defaults Upon Senior Securities — None
Item 4. Submission of Matters to a Vote of Security Holders —
(a)	On April 23, 2009, Saia held its Annual Meeting of Shareholders.
(b)	The following directors were elected for three-year terms with the indicated number of votes set forth below:

	For	Against	Abstain
James A. Olson	11,492,827	222,840	11,243
Herbert A. Trucksess, III	11,246,439	470,310	10,161
Jeffrey C. Ward	11,474,499	240,081	12,330

Continuing Directors:

Linda J. French
John J. Holland
William F. Martin
Richard D. O’Dell
Björn E. Olsson
Douglas W. Rockel
(c)	The proposal for the ratification of the appointment of KPMG LLP as Independent Registered Public Accounting Firm for 2009 was voted on and approved at the meeting by the following vote: For: 11,184,047, Against: 534,420, Abstain: 8,443.
Item 5. Other Information—None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.
Date: April 30, 2009	/s/ James A. Darby
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