Form 10-Q
period 2009-06-30
SAIA INC
filed 2009-07-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer“ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 28, 2009
Common Stock, par value $.001 per share	13,513,009

SAIA, INC. AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
PAGE

ITEM 1: Financial Statements

Condensed Consolidated Balance Sheets June 30, 2009 and December 31, 2008	3

Condensed Consolidated Statements of Operations Quarter and Six months ended June 30, 2009 and 2008	4

Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2009 and 2008	5

Notes to Condensed Consolidated Financial Statements	6-9

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk	18-19

ITEM 4: Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	21

ITEM 1A: Risk Factors	21

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	21

ITEM 3: Defaults Upon Senior Securities	21

ITEM 4: Submission of Matters to a Vote of Security Holders	21

ITEM 5: Other Information	21

ITEM 6: Exhibits	22

Signature	23

Exhibit Index	E-1

Item 1.	Financial Statements
Saia, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$10,422	$27,061
Accounts receivable, net	96,733	93,691
Prepaid expenses and other	43,354	35,282

Total current assets	150,509	156,034
Property and Equipment, at cost	616,625	615,212
Less-accumulated depreciation	277,431	259,410

Net property and equipment	339,194	355,802
Identifiable Intangibles, net	2,658	3,051
Other Noncurrent Assets	2,913	865

Total assets	$495,274	$515,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$42,798	$46,572
Wages, vacation and employees’ benefits	39,754	28,148
Other current liabilities	38,848	43,262
Current portion of long-term debt	17,500	28,899

Total current liabilities	138,900	146,881
Other Liabilities:
Long-term debt, less current portion	98,750	107,500
Deferred income taxes	50,584	50,584
Claims, insurance and other	30,465	27,215

Total other liabilities	179,799	185,299
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,513,009 and 13,510,709 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	14	14
Additional paid-in-capital	175,071	174,079
Deferred compensation trust, 166,600 and 163,627 shares of common stock at cost at June 30, 2009 and December 31, 2008, respectively	(2,710)	(2,757)
Retained earnings	4,200	12,236

Total shareholders’ equity	176,575	183,572

Total liabilities and shareholders’ equity	$495,274	$515,752

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2009	2008	2009	2008
Operating Revenue	$218,433	$276,050	$424,535	$525,380
Operating Expenses:
Salaries, wages and employees’ benefits	125,679	136,871	253,314	270,218
Purchased transportation	17,505	21,704	31,366	40,688
Fuel, operating expenses and supplies	47,734	79,940	93,220	146,413
Operating taxes and licenses	8,862	9,083	17,852	18,046
Claims and insurance	9,063	7,474	16,674	16,919
Depreciation and amortization	9,991	10,375	20,022	20,542
Operating gains, net	(2)	(267)	(61)	(299)

Total operating expenses	218,832	265,180	432,387	512,527

Operating Income (Loss)	(399)	10,870	(7,852)	12,853
Nonoperating Expenses:
Interest expense	2,514	3,102	5,316	6,288
Other, net	(75)	(30)	(54)	67

Nonoperating expenses, net	2,439	3,072	5,262	6,355

Income (Loss) Before Income Taxes	(2,838)	7,798	(13,114)	6,498
Income Tax Provision (Benefit)	(1,091)	1,593	(5,078)	1,127

Income (Loss) from Continuing Operations	(1,747)	6,205	(8,036)	5,371
Loss from Discontinued Operations	—	(872)	—	(872)

Net Income (Loss)	$(1,747)	$5,333	$(8,036)	$4,499

Weighted average common shares outstanding — basic	13,344	13,290	13,345	13,294

Weighted average common shares outstanding — diluted	13,344	13,484	13,345	13,480

Basic Earnings (Loss) Per Share-Continuing Operations	$(0.13)	$0.47	$(0.60)	$0.40

Diluted Earnings (Loss) Per Share-Continuing Operations	$(0.13)	$0.46	$(0.60)	$0.40

Basic Loss Per Share-Discontinued Operations	—	$(0.07)	—	$(0.07)

Diluted Loss Per Share-Discontinued Operations	—	$(0.06)	—	$(0.06)

Basic Earnings (Loss) Per Share	$(0.13)	$0.40	$(0.60)	$0.34

Diluted Earnings (Loss) Per Share	$(0.13)	$0.40	$(0.60)	$0.33

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2009 and 2008
(in thousands)
(unaudited)

	Six Months
	2009	2008
Operating Activities:
Net cash provided by operating activities—continuing operations	$9,734	$30,823
Net cash provided by operating activities—discontinued operations	—	717

Net cash provided by operating activities	9,734	31,540
Investing Activities:
Acquisition of property and equipment	(4,949)	(20,614)
Proceeds from disposal of property and equipment	584	994

Net cash used in investing activities	(4,365)	(19,620)
Financing Activities:
Proceeds from long-term debt	—	25,000
Repayment of long-term debt	(20,250)	(38,011)
Payment of debt issuance costs	(1,758)	—

Net cash used in financing activities	(22,008)	(13,011)

Net Decrease in Cash and Cash Equivalents	(16,639)	(1,091)
Cash and cash equivalents, beginning of period	27,061	6,656

Cash and cash equivalents, end of period	$10,422	$5,565

Supplemental Cash Flow Information:
Income taxes paid, net	$1,826	$517
Interest paid	5,371	6,469
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
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 165, Subsequent Events (Statement 165). Statement 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. Statement 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of Statement 165 has not had a material effect on the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Statement 168 reorganizes the thousands of pages of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement 168 will be effective for interim and annual periods ending after September 15, 2009. This will have an effect on the Company’s financial statement footnote disclosure since all future references to authoritative accounting literature will be references in accordance with Statement 168.

(2) Computation of Earnings (Loss) Per Share
The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2009	2008	2009	2008
Numerator:
Income (loss) from continuing operations	$(1,747)	$6,205	$(8,036)	$5,371
Loss from discontinued operations, net	—	(872)	—	(872)

Net income (loss)	$(1,747)	$5,333	$(8,036)	$4,499

Denominator:
Denominator for basic earnings per share- weighted average common shares	13,344	13,290	13,345	13,294
Effect of dilutive stock options	—	95	—	94
Effect of other common stock equivalents	—	99	—	92

Denominator for diluted earnings per share- adjusted weighted average common shares	13,344	13,484	13,345	13,480

Basic Earnings (Loss) Per Share — Continuing Operations	$(0.13)	$0.47	$(0.60)	$0.40

Basic Loss Per Share — Discontinued Operations	—	(0.07)	—	(0.07)

Basic Earnings (Loss) Per Share	$(0.13)	$0.40	$(0.60)	$0.34

Diluted Earnings (Loss) Per Share — Continuing Operations	$(0.13)	$0.46	$(0.60)	$0.40

Diluted Loss Per Share — Discontinued Operations	—	(0.06)	—	(0.06)

Diluted Earnings (Loss) Per Share	$(0.13)	$0.40	$(0.60)	$0.33

Due to the net loss for the quarter and six months ended June 30, 2009, respectively, options and other common stock equivalents of 478,733 and 456,994 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share. For the quarter and six months ended June 30, 2008, respectively, options for 329,300 and 320,613 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(3) Commitments and Contingencies
Fuel Surcharge Litigation. In late July 2007, a lawsuit was filed in the United States District Court for the Southern District of California against Saia and several other major LTL freight carriers alleging that the defendants conspired to fix fuel surcharge rates in violation of federal antitrust laws and seeking injunctive relief, treble damages and attorneys’ fees. Since the filing of the original case, similar cases were filed against Saia and other LTL freight carriers, each with the same allegation of conspiracy to fix fuel surcharge rates. The cases were consolidated and transferred to the United States District Court for the Northern District of Georgia, and the plaintiffs in these cases were seeking class action certification.
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
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at June 30, 2009 and was recorded as other operating expenses in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Debt and Financing Arrangements
At June 30, 2009 and December 31, 2008, debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
Credit Agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	116,250	125,000
Subordinated debentures, interest rate of 7.0%	—	11,399

Total debt	116,250	136,399
Current portion of long-term debt	17,500	28,899

Long-term debt, less current portion	$98,750	$107,500

On June 26, 2009, the Company entered into a Third Amended and Restated Credit Agreement with its banking group (the Restated Credit Agreement) and an Amended and Restated Master Shelf Agreement with its long-term note holders (the Restated Master Shelf Agreement and together with the Restated Credit Agreement, the Restated Agreements).
Restated Credit Agreement
The Restated Credit Agreement continues to provide for a revolving credit facility of $160 million, subject to a borrowing base described below with a maturity date of January 28, 2013. Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place under the prior agreement, but continue to be based on the Company’s leverage ratio. Prior to the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. Under the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points, effective as of June 26, 2009. The Restated Credit Agreement provides for a 3.0% interest rate floor.
The Restated Credit Agreement provides relief from certain financial covenants through December 31, 2010 at which time they return to previous levels. Under the Restated Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio, a maximum leverage ratio, an adjusted leverage ratio, a minimum tangible net worth and, until implementation of the borrowing base, a minimum asset coverage ratio. The Restated Credit Agreement also provides for a pledge by the Company and its subsidiaries of certain land and structures, certain tractors and trailers, accounts receivable and certain other personal property, as defined in the Restated Credit Agreement.
Total bank commitments under the Restated Credit Agreement remain at $160 million but subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.
The Restated Credit Agreement provides that if the Company prepays any portion of principal of the term notes under the Restated Master Shelf Agreement prior to December 31, 2010 (other than any regularly scheduled payments of principal), the revolving credit commitments in the Restated Credit Agreement will be reduced by the amount of the prepayment.
At June 30, 2009, the Company had no borrowings and $57.7 million in letters of credit outstanding under the Restated Credit Agreement.
Restated Master Shelf Agreement
The Restated Master Shelf Agreement amends and restates the Company’s existing master shelf agreement pursuant to which the Company issued 7.38% Senior Notes, Series A, due December 31, 2013 in the aggregate principal amount of $100 million, 6.14% Senior Notes, Series B, due January 1, 2018 in the aggregate principal amount of $25 million and 6.17% Senior Notes, Series C, due January 1, 2018 in the aggregate principal amount of $25 million (collectively, the Notes). The Note maturities and interest rates were not changed by the Restated Master Shelf Agreement. However, if the holders of a majority of the principal amount of any series of Notes are required by applicable insurance regulations for U.S. life and health insurance companies to increase the amount of reserves with respect to such Notes above the amount of reserves required as of June 26, 2009, then the per annum interest rate on such Notes shall increase by 150 basis points until such time as the amount of reserves required with respect to such Notes decreases to the amount required initially.
The amendments included in the Restated Master Shelf Agreement modify the financial covenants to match the covenants now included in the Restated Credit Agreement. The Restated Master Shelf Agreement further provides that note holders share equally in the collateral granted by the Company to the lenders under the Restated Credit Agreement. In the event the revolving credit commitments under the Restated Credit Agreement are permanently reduced prior to December 31, 2010, the Company will be required to prepay the principal amount of the Notes in an amount equal to such permanent reduction.
Subordinated Debentures
On January 13, 2009, the Company submitted an authorization of redemption to the Bank of New York to redeem the outstanding issues of 7% Convertible Subordinated Debentures due 2011 on February 27, 2009. As a result of this redemption, the liability for the subordinated debentures of $11.5 million was paid on February 27, 2009.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2009 and December 31, 2008 is $116.5 million and $132.9 million, respectively.
The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2009 (remainder)	$8,750
2010	17,500
2011	13,571
2012	25,714
2013	22,143
Thereafter through 2018	28,572

Total	$116,250

Should the current challenging macro-economic conditions continue or worsen, the Company may fail to comply with its debt covenants within the next twelve months. As a result, the Company may seek to amend the debt covenants in existing credit agreements, in which case additional costs and fees would be incurred in connection with such amendments. Amendments to the existing credit agreements would likely also result in higher future interest costs. If the Company fails to obtain amendments to or waivers under the applicable credit agreements and defaults, the Company’s lenders could take remedies pursuant to the credit agreements. If acceleration occurs, the Company may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or may have to issue securities which would dilute stock ownership.
(5) Subsequent Events
Subsequent events have been evaluated through July 30, 2009, which is the date these financial statements were issued. Through that date there have been no recognized or non-recognized events to report.

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
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q contains these types of statements, which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); the possibility that a reduction of our credit rating would result in an increase in interest rates; integration risks; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of on going litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to hours of service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims, equity-based compensation and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as updated by Item 1A of this Form 10-Q.
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
The Company’s operating revenue decreased by 20.9 percent on a per workday basis in the second quarter of 2009 compared to the same period in 2008. The declines resulted primarily from the weak economic conditions, an increasingly competitive pricing environment and a lower fuel surcharge.
Consolidated operating loss was $0.4 million for the second quarter of 2009 compared to operating income of $10.9 million in the second quarter of 2008. The Company saw volume declines accelerate as we went through the second half of 2008 and first quarter of 2009. In the second quarter of 2009, LTL tonnage was down 6.2 percent on a per workday basis versus the prior-year quarter. Overcapacity in the LTL industry has also led to a much more challenging pricing environment in 2009. Loss per share from continuing operations was $0.13 in the second quarter of 2009, compared to diluted earnings per share of $0.46 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 100.2 percent in the second quarter of 2009 compared to 96.1 percent in the second quarter of 2008.
The Company generated $9.7 million in cash from operating activities of continuing operations through the first six months of the year compared with $30.8 million generated in the prior-year period. While there were no cash flows from discontinued operations in 2009, cash flows from operating activities of discontinued operations were $0.7 million for the six months ended June 30, 2008. The Company had net cash used in investing activities of $4.4 million during the first six months of 2009 for the purchase of property and equipment compared to $19.6 million in the first six months of 2008. The Company’s cash used in financing activities during the first six months of 2009 was $20.3 million for debt repayments and $1.8 million for debt issuance costs compared to net debt repayments of $13.0 million in the first six months of 2008. The Company had no borrowings on its revolving credit agreement, outstanding letters of credit of $57.7 million and cash and cash equivalents balance of $10.4 million as of June 30, 2009. The Company was in compliance with its debt covenants at June 30, 2009.
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

Results of Operations
Saia, Inc. and Subsidiaries
Selected Results of Operations and Operating Statistics — Continuing Operations
For the quarters ended June 30, 2009 and 2008
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2009	2008	’09 v. ’08
Operating Revenue	$218,433	$276,050	(20.9)%
Operating Expenses:
Salaries, wages and employees’ benefits	125,679	136,871	(8.2)
Purchased transportation	17,505	21,704	(19.3)
Depreciation and amortization	9,991	10,375	(3.7)
Fuel and other operating expenses	65,657	96,230	(31.8)
Operating Income (Loss)	(399)	10,870	(103.7)
Operating Ratio	100.2%	96.1%	4.3
Nonoperating Expense	2,439	3,072	(20.6)

Working Capital (as of June 30, 2009 and 2008)	11,609	22,827
Cash Flows provided by Operations (year to date)	9,734	30,823
Net Acquisitions of Property and Equipment (year to date)	4,365	19,620

Operating Statistics:
LTL Tonnage	903	963	(6.2)
Total Tonnage	1,063	1,165	(8.7)

LTL Shipments	1,683	1,735	(3.0)
Total Shipments	1,705	1,762	(3.2)

LTL Revenue per hundredweight	$11.35	$13.28	(14.5)
Total Revenue per hundredweight	$10.28	$11.86	(13.3)
Quarter and six months ended June 30, 2009 vs. Quarter and six months ended June 30, 2008
Revenue and volume
Consolidated revenue decreased 20.9 percent to $218.4 million as a result of lower yields resulting from the impact of decreased fuel surcharges and decreased tonnage. Revenue was negatively impacted by a weak economy and a competitive pricing environment. Due to overcapacity in the industry, the pricing environment has become even more challenging, particularly in the latter half of 2008 and first half of 2009. During the second quarter of 2009, the decrease in fuel surcharge revenue was greater than the decline in fuel costs.
Saia’s LTL revenue per hundredweight (a measure of yield) decreased 14.5 percent to $11.35 per hundredweight for the second quarter of 2009 including the impact of fuel surcharge and the increasingly competitive pricing environment. Saia’s LTL tonnage was down 6.2 percent to 0.9 million tons and LTL shipments were down 3.0 percent to 1.7 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 9, 2009, Saia implemented a 4.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.
For the six months ended June 30, 2009, operating revenues were $424.5 million down 19.2 percent from $525.4 million for the six months ended June 30, 2008 due to lower yields reflecting decreased fuel surcharges, an increasingly competitive pricing environment and decreased tonnage. Consistent with the quarterly results, lower fuel prices and tonnage have resulted in decreases in other operating expenses as well.

Operating expenses and operating income (loss)
Consolidated operating loss of $0.4 million in the second quarter of 2009, compared to operating income of $10.9 million in the prior year quarter, was significantly impacted by the decreased tonnage. The second quarter 2009 operating ratio (operating expenses divided by operating revenue) was 100.2 compared to 96.1 for the same period in 2008. Lower fuel prices, in conjunction with volume changes due to decreased tonnage, caused $27.9 million of the decrease in fuel, operating expenses and supplies. The Company implemented reductions-in-force during the fourth quarter of 2008 and the first quarter of 2009 to bring the Company’s workforce in line with business levels and reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to ten percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and ten percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Estimated annualized savings from the 401(k) match is $6 million and $18 million from the compensation and wage reductions. The cost reductions from the above actions have been partially offset by increased health insurance and workers’ compensation costs of $1.8 million. Accident expense in the second quarter of 2009 was $1.9 million more than the second quarter of 2008 primarily reflecting unfavorable development of accidents incurred in prior periods along with unfavorable trends in the severity of accidents incurred. Purchased transportation expenses decreased 19.3 percent reflecting lower fuel prices, decreased utilization due to lower volumes and increased usage of Company drivers. The Company recorded pre-tax expense of $0.1 million in the second quarter of 2009 for equity-based compensation compared to a $0.6 million benefit in the second quarter of 2008. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price. However, a plan amendment in November 2008 changed the accounting for the deferred compensation plan and results in equity plan accounting for the plan going forward.
For the six months ended June 30, 2009, operating loss was $7.9 million with an operating ratio of 101.8 percent compared to operating income of $12.9 million with an operating ratio of 97.6 percent for the six months ended June 30, 2008. The actions described above, along with decreased volumes, resulted in a $16.9 million decrease in salaries, wages and benefit expense for the six months ended June 30, 2009. Lower fuel prices and fuel volumes resulted in $47.1 million of the decrease in fuel, operating expenses and supplies. Purchased transportation expenses decreased 22.9 percent during the first six months of 2009 due to lower utilization and fuel prices.
Other
Substantially all non-operating expenses represent interest expense and the decrease in net non-operating expenses is a result of overall lower average debt balances during the second quarter of 2009 versus the second quarter of 2008. The effective tax rate was 38.4 percent for the quarter ended June 30, 2009 compared to 20.4 percent for the quarter ended June 30, 2008. The 2008 tax rate includes the impact of non-recurring items, specifically the alternative fuel tax credit of $1.4 million for 2006 and 2007 as the Company was approved as an alternative fueler in the second quarter of 2008. Fluctuations in the Company’s forecasted results for 2009 could potentially have a significant impact on the Company’s effective tax rate for an interim period.
Loss from continuing operations was $1.7 million or $0.13 per diluted share in the second quarter of 2009 compared to income of $6.2 million, or $0.46 per diluted share, in the second quarter of 2008. Loss from continuing operations was $8.0 million or $0.60 per diluted share in the first six months of 2009 compared to income from continuing operations of $5.4 million or $0.40 per diluted share in the first six months of 2008.
Discontinued Operations
In the second quarter of 2008, the Company recorded a $0.9 million charge, net of tax, as a result of the liabilities associated with the indemnification obligations under the Stock Purchase Agreement for the sale of Jevic Transportation, Inc.
Working capital/capital expenditures
Working capital at June 30, 2009 was $11.6 million, which decreased from working capital at June 30, 2008 of $22.8 million due to a decrease in net accounts receivable balances of $31.0 million reflecting lower revenues, offset by a decrease in accounts payable of $19.8 million due to the timing of payments. Cash flows from operating activities were $9.7 million for the six months ended June 30, 2009 versus $31.5 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, cash used in investing activities was $4.4 million versus $19.6 million in the prior-year period, primarily due to lower property and equipment purchases. For the six months ended June 30, 2009, cash used in financing activities was $22.0 million versus $13.0 million for the prior-year period. The $22.0 million used for financing activities in 2009 was primarily comprised of debt repayments including $11.5 million for the redemption of the subordinated debentures.
Outlook
Our business remains highly correlated to the success of Company specific improvement initiatives as well as a variety of external factors including the general economy. Given the significantly decreased volumes and increasingly competitive pricing trends in 2008 and 2009 there remains considerable uncertainty as to the direction of the economy for the remainder of 2009, including the timing of any economic recovery. For 2009, we are evaluating further initiatives to reduce costs in line with declining volumes and yields. Additionally, we are closely monitoring financing alternatives for capital and other needs, if required. We also plan to continue to focus on providing top quality service and improving safety performance.
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
New Accounting Pronouncements
In May 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 165, Subsequent Events (Statement 165). Statement 165 requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. Statement 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of Statement 165 has not had a material effect on the Company’s financial condition, results of operations or cash flows.
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Statement 168 reorganizes the thousands of pages of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement 168 will be effective for interim and annual periods ending after September 15, 2009. This will have an effect on the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with Statement 168.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.

On June 26, 2009, the Company entered into a Third Amended and Restated Credit Agreement with its banking group (the Restated Credit Agreement) and an Amended and Restated Master Shelf Agreement with its long-term note holders (the Restated Master Shelf Agreement and together with the Restated Credit Agreement, the Restated Agreements).
Restated Credit Agreement
The Restated Credit Agreement continues to provide for a revolving credit facility of $160 million, subject to a borrowing base described below with a maturity date of January 28, 2013. Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place under the prior agreement, but continue to be based on the Company’s leverage ratio. Prior to the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. Under the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points, effective as of June 26, 2009. The Restated Credit Agreement provides for a 3.0% interest rate floor.
The Restated Credit Agreement provides relief from certain financial covenants through December 31, 2010 at which time they return to previous levels. Under the Restated Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio, a maximum leverage ratio, an adjusted leverage ratio, a minimum tangible net worth and, until implementation of the borrowing base, a minimum asset coverage ratio. The Restated Credit Agreement also provides for a pledge by the Company and its subsidiaries of certain land and structures, certain tractors and trailers, accounts receivable and certain other personal property, as defined in the Restated Credit Agreement.
Total bank commitments under the Restated Credit Agreement remain at $160 million but are now subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.
The Restated Credit Agreement provides that if the Company prepays any portion of principal of the term notes under the Restated Master Shelf Agreement prior to December 31, 2010 (other than any regularly scheduled payments of principal), the revolving credit commitments in the Restated Credit Agreement will be reduced by the amount of the prepayment.
At June 30, 2009, the Company had no borrowings and $57.7 million in letters of credit outstanding under the Restated Credit Agreement.
Restated Master Shelf Agreement
The Restated Master Shelf Agreement amends and restates the Company’s existing master shelf agreement pursuant to which the Company issued 7.38% Senior Notes, Series A, due December 31, 2013 in the aggregate principal amount of $100 million, 6.14% Senior Notes, Series B, due January 1, 2018 in the aggregate principal amount of $25 million and 6.17% Senior Notes, Series C, due January 1, 2018 in the aggregate principal amount of $25 million (collectively, the Notes). The Note maturities and interest rates were not changed by the Restated Master Shelf Agreement. However, if the holders of a majority of the principal amount of any series of Notes are required by applicable insurance regulations for U.S. life and health insurance companies to increase the amount of reserves with respect to such Notes above the amount of reserves required as of June 26, 2009, then the per annum interest rate on such Notes shall increase by 150 basis points until such time as the amount of reserves required with respect to such Notes decreases to the amount required initially.
The amendments included in the Restated Master Shelf Agreement modify the financial covenants to match the covenants now included in the Restated Credit Agreement. The Restated Master Shelf Agreement further provides that note holders share equally in the collateral granted by the Company to the lenders under the Restated Credit Agreement. In the event the revolving credit commitments under the Restated Credit Agreement are permanently reduced prior to December 31, 2010, the Company will be required to prepay the principal amount of the Notes in an amount equal to such permanent reduction.
Subordinated Debentures
On January 13, 2009, the Company submitted an authorization of redemption to the Bank of New York to redeem the outstanding issues of 7% Convertible Subordinated Debentures due 2011 on February 27, 2009. As a result of this redemption, the liability for the subordinated debentures of $11.5 million was paid on February 27, 2009.

At June 30, 2009, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through September 2009. At June 30, 2009, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.
Projected net capital expenditures for 2009 are now approximately $10 million primarily due to a reduction in planned purchases of strategic real estate within Saia’s existing network. This represents an approximately $16 million decrease from 2008 net capital expenditures of $26 million for property and equipment. Approximately $2.1 million of the 2009 capital budget was committed at June 30, 2009. Net capital expenditures pertain primarily to investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $82.3 million for the year ended December 31, 2008, while net cash used in investing activities was $26.0 million. As such, the additional cash flows from operations also funded the $35.9 million cash used in financing activities in 2008. Cash flows from continuing operations were $9.7 million for the six months ended June 30, 2009 which funded the $4.4 million of total capital expenditures in the first six months of 2009. Cash flows from operating activities for the six months ended June 30, 2009 were $21.1 million lower than the prior year period primarily due to the net loss compared to net income in the first six months of 2008. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $10.4 million at June 30, 2009 and availability under its revolving credit facility, subject to the satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at June 30, 2009.
Should the current challenging macro-economic conditions continue or worsen, the Company may fail to comply with its debt covenants within the next twelve months. As a result, the Company may seek to amend the debt covenants in existing credit agreements, in which case additional costs and fees would be incurred in connection with such amendments. Amendments to the existing credit agreements would likely also result in higher future interest costs. If the Company fails to obtain amendments to or waivers under the applicable credit agreements and defaults, the Company’s lenders could take remedies pursuant to the credit agreements. If acceleration occurs, the Company may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or may have to issue securities which would dilute stock ownership.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $8.5 million for 2009 and decreasing for each year thereafter, based on borrowings outstanding at June 30, 2009.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2009 (in millions).

	Payments due by year
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	8.8	17.5	13.6	25.7	22.1	28.6	116.3
Operating leases	7.5	11.9	9.1	6.4	4.6	10.4	49.9
Purchase obligations (1)	4.6	—	—	—	—	—	4.6

Total contractual obligations	$20.9	$29.4	$22.7	$32.1	$26.7	$39.0	$170.8

(1)	Includes commitments of $2.1 million for capital expenditures.

	Amount of commitment expiration by year
	2009	2010	2011	2012	2013	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$102.3	$—	$102.3
Letters of credit	46.1	13.3	—	—	—	—	59.4
Surety bonds	3.6	2.5	—	—	—	—	6.1

Total commercial commitments	$49.7	$15.8	$—	$—	$102.3	$—	$167.8

(1)	Subject to the satisfaction of existing debt covenants.
The Company has unrecognized tax benefits of approximately $3.9 million and accrued interest and penalties of $1.0 million related to the unrecognized tax benefits as of June 30, 2009. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
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
Critical Accounting Policies and Estimates
The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:
•	Claims and Insurance Accruals . The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. For the policy year March 2003 through February 2004 only, the Company has an aggregate exposure limited to an additional $2.0 million above its $1.0 million per claim deductible under its auto liability program. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, past experience and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.

A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances . Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectability.

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

•	Depreciation and Capitalization of Assets . Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Equity-based Incentive Compensation . The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock, cash-based awards and stock-based awards. The criteria for the cash-based and stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. The Company accrues for cash-based award expenses based on performance criteria from the beginning of the performance period through the reporting date. This results in the potential for significant adjustments from period to period that cannot be predicted. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Statement No. 123R with the expense amortized over the three-year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with Financial Accounting Standards Board Statement No. 123R with option expense amortized over the three-year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of Statement No. 123R in Note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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
The Company is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2008. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of June 30, 2009. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2009
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Fixed rate debt	$8.8	$17.5	$13.6	$25.7	$22.1	$28.6	$116.3	$116.5
Average interest rate	7.38%	7.38%	7.13%	6.93%	6.98%	6.28%
Variable rate debt	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—

Item 4.	Controls and Procedures
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings — For a description of all material pending legal proceedings, see Note 3 of the accompanying condensed consolidated financial statements.

Item 1A.	Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2008 and there have been no material changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
				(d) Maximum
			(c) Total Number	Number (or
	(a) Total		of Shares (or	Approximate Dollar
	Number of	(b) Average	Units) Purchased	Value) of Shares (or
	Shares (or	Price Paid per	as Part of Publicly	Units) that May Yet
	Units)	Share (or	Announced Plans	be Purchased under
Period	Purchased (1)	Unit)	or Programs	the Plans or Programs
April 1, 2009 through April 30, 2009	— (2)	$— (2)	—	$—
May 1, 2009 through May 31, 2009	1,700 (3)	11.99 (3)	—	—
June 1, 2009 through June 30, 2009	— (4)	— (4)	—	—

Total	1,700		—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 3,512 shares of Saia stock on the open market at $13.24 during the period of April 1, 2009 through April 30, 2009.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 910 shares of Saia stock on the open market at $13.53 during the period of May 1, 2009 through May 31, 2009.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,900 shares of Saia stock on the open market at $16.98 during the period of June 1, 2009 through June 30, 2009.

Item 3.	Defaults Upon Senior Securities — None

Item 4.	Submission of Matters to a Vote of Security Holders — See voting results from the April 23, 2009 Annual Meeting of Shareholders in the Form 10-Q for the quarter ended March 31, 2009.

Item 5.	Other Information—None

Item 6.	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.
Date: July 30, 2009	/s/ James A. Darby
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