Form 10-Q
period 2009-09-30
SAIA INC
filed 2009-10-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐     No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 27, 2009

Common Stock, par value $.001 per share	13,557,280

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements
Saia, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$18,203	$27,061
Accounts receivable, net	97,444	93,691
Prepaid expenses and other	41,546	35,282

Total current assets	157,193	156,034
Property and Equipment, at cost	617,323	615,212
Less-accumulated depreciation	284,593	259,410

Net property and equipment	332,730	355,802
Identifiable Intangibles, net	2,462	3,051
Other Noncurrent Assets	4,156	865

Total assets	$496,541	$515,752

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$51,164	$46,572
Wages, vacation and employees’ benefits	25,718	28,148
Other current liabilities	43,522	43,262
Current portion of long-term debt	17,500	28,899

Total current liabilities	137,904	146,881
Other Liabilities:
Long-term debt, less current portion	98,750	107,500
Deferred income taxes	50,967	50,584
Claims, insurance and other	28,367	27,215

Total other liabilities	178,084	185,299
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,557,280 and 13,510,709 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	14	14
Additional paid-in-capital	175,770	174,079
Deferred compensation trust, 167,450 and 163,627 shares of common stock at cost at September 30, 2009 and December 31, 2008, respectively	(2,723)	(2,757)
Retained earnings	7,492	12,236

Total shareholders’ equity	180,553	183,572

Total liabilities and shareholders’ equity	$496,541	$515,752

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the quarter and nine months ended September 30, 2009 and 2008
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2009	2008	2009	2008
Operating Revenue	$222,205	$274,181	$646,740	$799,560
Operating Expenses:
Salaries, wages and employees’ benefits	118,053	139,745	371,367	409,963
Purchased transportation	18,004	21,026	49,370	61,714
Fuel, operating expenses and supplies	52,340	78,895	145,560	225,308
Operating taxes and licenses	8,905	8,970	26,757	27,015
Claims and insurance	7,343	7,824	24,017	24,743
Depreciation and amortization	9,797	10,299	29,819	30,841
Operating (gains)/loss, net	11	(112)	(50)	(410)

Total operating expenses	214,453	266,647	646,840	779,174

Operating Income (Loss)	7,752	7,534	(100)	20,386
Nonoperating Expenses:
Interest expense	3,053	2,892	8,369	9,180
Other, net	(106)	155	(160)	222

Nonoperating expenses, net	2,947	3,047	8,209	9,402

Income (Loss) Before Income Taxes	4,805	4,487	(8,309)	10,984
Income Tax Provision (Benefit)	1,513	1,592	(3,565)	2,718

Income (Loss) from Continuing Operations	3,292	2,895	(4,744)	8,266
Loss from Discontinued Operations, net	—	(123)	—	(994)

Net Income (Loss)	$3,292	$2,772	$(4,744)	$7,272

Weighted average common shares outstanding — basic	13,363	13,328	13,351	13,306

Weighted average common shares outstanding — diluted	13,867	13,561	13,351	13,528

Basic Earnings (Loss) Per Share-Continuing Operations	$0.25	$0.22	$(0.36)	$0.62

Diluted Earnings (Loss) Per Share-Continuing Operations	$0.24	$0.21	$(0.36)	$0.61

Basic Loss Per Share-Discontinued Operations	—	$(0.01)	—	$(0.07)

Diluted Loss Per Share-Discontinued Operations	—	$(0.01)	—	$(0.07)

Basic Earnings (Loss) Per Share	$0.25	$0.21	$(0.36)	$0.55

Diluted Earnings (Loss) Per Share	$0.24	$0.20	$(0.36)	$0.54

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(in thousands)
(unaudited)

	Nine Months
	2009	2008
Operating Activities:
Net cash provided by operating activities—continuing operations	$23,413	$56,627
Net cash from (used in) discontinued operations	(3,444)	12,868

Net cash provided by operating activities	19,969	69,495

Investing Activities:
Acquisition of property and equipment	(6,812)	(21,908)
Proceeds from disposal of property and equipment	579	1,397

Net cash used in investing activities	(6,233)	(20,511)
Financing Activities:
Proceeds from long-term debt	—	25,000
Repayment of long-term debt	(20,250)	(60,094)
Payment of debt issuance costs	(2,638)	—
Proceeds from stock option exercises	294	588

Net cash used in financing activities	(22,594)	(34,506)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,858)	14,478

Cash and cash equivalents, beginning of period	27,061	6,656

Cash and cash equivalents, end of period	$18,203	$21,134

Supplemental Cash Flow Information:
Income taxes paid (received), net	$1,922	$(3,131)
Interest paid	6,343	8,398
See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together, the Company or Saia).
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2008. Operating results for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2009.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Statement 168 reorganizes the thousands of pages of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 had an effect on the Company’s consolidated financial statement footnote disclosure since all references to authoritative accounting literature are references in accordance with Statement 168.

(2) Computation of Earnings (Loss) Per Share
The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2009	2008	2009	2008

Numerator:
Income (loss) from continuing operations	$3,292	$2,895	$(4,744)	$8,266
Loss from discontinued operations, net	—	(123)	—	(994)

Net income (loss)	$3,292	$2,772	$(4,744)	$7,272

Denominator:
Denominator for basic earnings/(loss) per share— weighted average common shares	13,363	13,328	13,351	13,306
Effect of dilutive stock options	80	89	—	89
Effect of other common stock equivalents	424	144	—	133

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	13,867	13,561	13,351	13,528

Basic Earnings (Loss) Per Share — Continuing Operations	$0.25	$0.22	$(0.36)	$0.62

Basic Loss Per Share — Discontinued Operations	—	(0.01)	—	(0.07)

Basic Earnings (Loss) Per Share	$0.25	$0.21	$(0.36)	$0.55

Diluted Earnings (Loss) Per Share — Continuing Operations	$0.24	$0.21	$(0.36)	$0.61

Diluted Loss Per Share — Discontinued Operations	—	(0.01)	—	(0.07)

Diluted Earnings (Loss) Per Share	$0.24	$0.20	$(0.36)	$0.54

Due to the net loss for the nine months ended September 30, 2009, options and other common stock equivalents of 485,441 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share. For the quarter and nine months ended September 30, 2009, respectively, options for 237,990 and 334,420 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and nine months ended September 30, 2008, respectively, options for 209,034 and 212,310 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(3) Commitments and Contingencies
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeals for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at September 30, 2009 and was recorded as other operating expenses in the fourth quarter of 2007.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

(4) Debt and Financing Arrangements
At September 30, 2009 and December 31, 2008, debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Credit Agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	116,250	125,000
Subordinated debentures, interest rate of 7.0%	—	11,399

Total debt	116,250	136,399
Current portion of long-term debt	17,500	28,899

Long-term debt, less current portion	$98,750	$107,500

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
The Restated Credit Agreement provides relief from certain financial covenants through December 31, 2010 at which time they return to previous levels. Under the Restated Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio, a maximum leverage ratio, an adjusted leverage ratio and a minimum tangible net worth. The Restated Credit Agreement also provides for a pledge by the Company and its subsidiary of certain land and structures, certain tractors and trailers, accounts receivable and certain other personal property, as defined in the Restated Credit Agreement.
Total bank commitments under the Restated Credit Agreement remain at $160 million but are subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.
The Restated Credit Agreement provides that if the Company prepays any portion of principal of the term notes under the Restated Master Shelf Agreement prior to December 31, 2010 (other than any regularly scheduled payments of principal), the revolving credit commitments in the Restated Credit Agreement will be reduced by the amount of the prepayment.
At September 30, 2009, the Company had no borrowings and $57.7 million in letters of credit outstanding under the Restated Credit Agreement.
Restated Master Shelf Agreement
The Restated Master Shelf Agreement amends and restates the Company’s existing master shelf agreement pursuant to which the Company issued 7.38% Senior Notes, Series A, due December 31, 2013 in the aggregate principal amount of $100 million, 6.14% Senior Notes, Series B, due January 1, 2018 in the aggregate principal amount of $25 million and 6.17% Senior Notes, Series C, due January 1, 2018 in the aggregate principal amount of $25 million (collectively, the Notes). The maturities and interest rates on the Notes were not changed by the Restated Master Shelf Agreement. However, if the holders of a majority of the principal amount of any series of Notes are required by applicable insurance regulations for U.S. life and health insurance companies to increase the amount of reserves with respect to such Notes above the amount of reserves required as of

June 26, 2009, then the per annum interest rate on such Notes increases by 150 basis points until such time as the amount of reserves required with respect to such Notes decreases to the amount required initially.
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
Subordinated Debentures
On February 27, 2009, the Company redeemed all $11.5 million of the 7% Convertible Subordinated Debentures due 2011.
Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2009 and December 31, 2008 is $115.3 million and $132.9 million, respectively.
The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount

2009 (remainder)	$8,750
2010	17,500
2011	13,571
2012	25,714
2013	22,143
Thereafter through 2018	28,572

Total	$116,250

Should the current challenging macro economic conditions continue or worsen, the Company may fail to comply with its debt covenants within the next twelve months. As a result, the Company may seek to amend the debt covenants in existing credit agreements, in which case additional costs and fees would be incurred in connection with such amendments. Amendments to the existing credit agreements would likely also result in higher future interest costs. If the Company fails to obtain amendments to or waivers under the applicable credit agreements and defaults, the Company’s lenders could take remedies pursuant to the credit agreements. If acceleration occurs, the Company may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or may have to issue securities which would dilute stock ownership.
(5) Vacation Policy
On August 24, 2009, Saia, Inc. announced, effective August 30, 2009, the Company is terminating its current vacation policy. The Company is implementing a new policy effective January 1, 2010 under which employees will accrue vacation time proportionally throughout the year, which can then be used in the same year it is accrued. The change in vacation policy resulted in a reduction of $8.4 million in vacation expense in the third quarter of 2009. The Company’s vacation expense is expected to return to historical levels in 2010.
(6) Subsequent Events
Subsequent events have been evaluated through October 30, 2009, which is the date these financial statements were issued. Through that date there have been no recognized or non-recognized events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2008 audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q contains these types of statements, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); the possibility that a reduction of our credit rating would result in an increase in interest rates; possible issuance of equity securities that would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of on going litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to hours of service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2008, as updated by Item 1A of this Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements which speak only as of the date of this Form 10-Q. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The extremely challenging macro-economic environment and illiquidity in the overall credit markets have caused the Company to focus on initiatives to align costs with significantly decreased volumes. In 2009, these initiatives include multiple reductions-in-force, wage reductions, reductions in discretionary spending and process improvements to minimize costs. Technology is important to supporting service to our customers and management of operations and yield.
The Company’s operating revenue decreased by 19 percent on a per workday basis in the third quarter of 2009 compared to the same period in 2008. The declines resulted primarily from the weak economic conditions, an increasingly competitive pricing environment and a lower fuel surcharge.
Consolidated operating income was $7.8 million for the third quarter of 2009 compared to operating income of $7.5 million in the third quarter of 2008. The third quarter of 2009 included an $8.4 million favorable adjustment to reflect a change in the Company’s vacation policy. The Company saw volume declines accelerate as we went through the second half of 2008 and first three quarters of 2009. In the third quarter of 2009, LTL tonnage was down 4.4 percent on a per workday basis versus the prior-year quarter. Overcapacity in the LTL industry has also led to a much more challenging pricing environment in 2009. Diluted earnings per share from continuing operations was $0.24 in the third quarter of 2009 compared to diluted earnings per share of $0.21 in the prior-year quarter. Excluding the adjustment to reflect the change in the Company’s vacation policy, the loss per share for the quarter ended September 2009 would have been $0.16. The operating ratio (operating expenses divided by operating revenue) was 96.5 percent, 100.3 percent excluding the vacation adjustment, in the third quarter of 2009 compared to 97.3 percent in the third quarter of 2008.
The Company generated $23.4 million in cash from operating activities from continuing operations through the first nine months of the year compared with $56.6 million generated in the prior-year period. There were cash flows used in discontinued operations for the first nine months of 2009 of $3.4 million and cash flows from discontinued operations were $12.9 million for the nine months ended September 30, 2008. The Company had net cash used in investing activities of $6.2 million during the first nine months of 2009 for the purchase of property and equipment compared to $20.5 million in the first nine months of 2008. The Company’s cash used in financing activities during the first nine months of 2009 included $20.3 million for debt repayments and $2.6 million for debt issuance costs compared to net debt repayments of $35.1 million in the first nine months of 2008. The Company had no borrowings on its revolving credit agreement, outstanding letters of credit of $57.7 million and cash and cash equivalents balance of $18.2 million as of September 30, 2009. The Company was in compliance with the debt covenants under the Restated Agreements at September 30, 2009.
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
Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as detailed in the “Forward Looking Statements” section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc. and Subsidiary
Selected Results of Operations and Operating Statistics — Continuing Operations
For the quarters ended September 30, 2009 and 2008
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2009	2008	’09 v. ’08
Operating Revenue	$222,205	$274,181	(19.0)%
Operating Expenses:
Salaries, wages and employees’ benefits	118,053	139,745	(15.5)
Purchased transportation	18,004	21,026	(14.4)
Depreciation and amortization	9,797	10,299	(4.9)
Fuel and other operating expenses	68,599	95,577	(28.2)
Operating Income	7,752	7,534	2.9
Operating Ratio	96.5%	97.3%	(0.8)
Nonoperating Expense	2,947	3,047	(3.3)
Working Capital (as of September 30, 2009 and 2008)	19,289	19,765
Cash Flows from Continuing Operations (year to date)	23,413	56,627
Net Acquisitions of Property and Equipment (year to date)	(6,233)	(20,511)

Operating Statistics:
LTL Tonnage	912	955	(4.4)
Total Tonnage	1,074	1,147	(6.3)
LTL Shipments	1,687	1,726	(2.3)
Total Shipments	1,710	1,752	(2.4)
LTL Revenue per hundredweight	$11.39	$13.28	(14.2)
Total Revenue per hundredweight	$10.34	$11.93	(13.4)
Quarter and nine months ended September 30, 2009 vs. Quarter and nine months ended September 30, 2008
Revenue and volume
Consolidated revenue decreased 19.0 percent to $222.2 million as a result of lower yields resulting from the impact of decreased fuel surcharges and decreased tonnage. Revenue was also negatively impacted by a weak economy and an increasingly competitive pricing environment. Due to overcapacity in the industry, the pricing environment has become more challenging as 2009 progressed. During the third quarter of 2009, the decrease in fuel surcharge revenue outpaced the decline in fuel costs.
Saia’s LTL revenue per hundredweight (a measure of yield) decreased 14.2 percent to $11.39 per hundredweight for the third quarter of 2009 including the impact of reduced fuel surcharges and the increasingly competitive pricing environment. Saia’s LTL tonnage was down 4.4 percent to 0.9 million tons and LTL shipments were down 2.3 percent to 1.7 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 9, 2009, Saia implemented a 4.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time. For the nine months ended September 30, 2009, operating revenues were $646.7 million down 19.1 percent from $799.6 million for the nine months ended September 30, 2008 due to lower yields reflecting decreased fuel surcharges, an increasingly competitive pricing environment and decreased tonnage. Consistent with the quarterly results, lower fuel prices and tonnage have resulted in decreases in other operating expenses as well.

Operating expenses and operating income (loss)
Consolidated operating income of $7.8 million in the third quarter of 2009 compared to operating income of $7.5 million in the prior year quarter. The third quarter of 2009 includes a favorable adjustment of $8.4 million to reflect a change in the Company’s vacation policy. Overall, the operations were significantly impacted by the decreased tonnage. The third quarter of 2009 operating ratio (operating expenses divided by operating revenue) was 96.5 percent, 100.3 percent excluding the adjustment to reflect the change in the Company’s vacation policy, compared to 97.3 percent for the same period in 2008. Lower fuel prices, in conjunction with volume changes due to decreased tonnage, caused $24.0 million of the decrease in fuel, operating expenses and supplies. The Company implemented reductions-in-force during the fourth quarter of 2008 and the first quarter of 2009 to bring the Company’s workforce in line with business levels and reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to 10 percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and 10 percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Estimated annualized savings from the suspension of the 401(k) match is $6 million and $18 million from the compensation and wage reductions. The cost reductions from the above actions have been partially offset by increased health insurance and workers’ compensation costs of $1.1 million. Purchased transportation expenses decreased 14.4 percent reflecting lower fuel prices, decreased utilization due to lower volumes and increased usage of Company drivers. The Company recorded pre-tax expense of $0.2 million in the third quarter of 2009 for equity-based compensation compared to a $0.6 million expense in the third quarter of 2008. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which is tied to changes in the Company’s stock price. However, a plan amendment in November 2008 changed the accounting for the deferred compensation plan and results in fixed equity plan accounting for the plan going forward.
For the nine months ended September 30, 2009, operating loss was $0.1 million with an operating ratio of 100.0 percent, 101.3 percent excluding the adjustment to reflect the change in the Company’s vacation policy, compared to operating income of $20.4 million with an operating ratio of 97.5 percent for the nine months ended September 30, 2008. The actions described above, along with decreased volumes, resulted in a $38.6 million decrease in salaries, wages and benefit expense for the nine months ended September 30, 2009. Lower fuel prices and volumes resulted in $71.1 million of the decrease in fuel, operating expenses and supplies. Purchased transportation expenses decreased 20.0 percent during the first nine months of 2009 due to lower utilization and fuel prices.
Other
Substantially all non-operating expenses represent interest expense. The interest expense in third quarter 2009 was higher due to increases in interest rates, letter of credit fees and amortization of fees for the June credit agreement amendment. The effective tax rate was 31.5 percent for the quarter ended September 30, 2009 compared to 35.5 percent for the quarter ended September 30, 2008. Fluctuations in the Company’s forecasted results for 2009 could potentially have a significant impact on the Company’s effective tax rate for an interim period.
Income from continuing operations was $3.3 million or $0.24 per diluted share in the third quarter of 2009 compared to income of $2.9 million or $0.21 per diluted share in the third quarter of 2008. Loss from continuing operations was $4.7 million or $0.36 per diluted share in the first nine months of 2009 compared to income from continuing operations of $8.3 million or $0.61 per diluted share in the first nine months of 2008.
Discontinued Operations
In the nine months ended September 30, 2008, the Company recorded a $1.0 million charge, net of tax, as a result of the liabilities associated with the indemnification obligations in connection with the sale of Jevic Transportation, Inc.
Working capital/capital expenditures
Working capital at September 30, 2009 was $19.3 million, which decreased from working capital at September 30, 2008 of $19.8 million primarily due to a decrease in net accounts receivable balances of $24.1 million reflecting lower revenues, offset by a decrease in accounts payable of $8.5 million due to the timing of payments. Cash flows from operating activities for continuing operations were $23.4 million for the nine months ended September 30, 2009 versus $56.6 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, cash used in investing activities was $6.2 million versus $20.5 million in the prior-year period, primarily due to lower property and equipment purchases. For the nine months ended September 30, 2009, cash used in financing activities was $22.6 million versus $34.5 million for the prior-year period. The $20.3 million used for financing activities in 2009 for debt repayments included $11.5 million for the redemption of the subordinated debentures.

Outlook
Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains considerable uncertainty as to the direction of the economy for the remainder of 2009 and into 2010, including the timing of any economic recovery. We are evaluating further initiatives to reduce costs in line with declining volumes and yields. Additionally, we are closely monitoring financing alternatives for capital and other needs, if required. We plan to continue to focus on providing top quality service and improving safety performance.
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
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Salary and wage cost initiatives include reductions-in-force and suspension of the Company’s 401(k) match effective February 1, 2009. Additional cost reduction actions effective April 1, 2009 consisted of a reduction in compensation equal to 10 percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration. The Company also reduced the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors by 10 percent. Other specific cost initiatives included linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. The Company expects the change in vacation policy will result in a reduction of approximately $3 million in vacation expense in the fourth quarter of 2009 when compared to 2008. The Company’s vacation expense is expected to return to historical levels in 2010. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Risk Factors.”
See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Statement 168 reorganizes the thousands of pages of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 had an effect on the Company’s consolidated financial statements since all references to authoritative accounting literature are references in accordance with Statement 168.
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

Restated Credit Agreement
The Restated Credit Agreement continues to provide for a revolving credit facility of $160 million, subject to a borrowing base described below with a maturity date of January 28, 2013. Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place under the prior agreement but continue to be based on the Company’s leverage ratio. Prior to the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. Under the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points, effective as of June 26, 2009. The Restated Credit Agreement provides for a 3.0% interest rate floor.
The Restated Credit Agreement provides relief from certain financial covenants through December 31, 2010 at which time they return to previous levels. Under the Restated Credit Agreement, the Company is required to maintain a minimum fixed charge coverage ratio, a maximum leverage ratio, an adjusted leverage ratio and a minimum tangible net worth. The Restated Credit Agreement also provides for a pledge by the Company and its subsidiary of certain land and structures, certain tractors and trailers, accounts receivable and certain other personal property, as defined in the Restated Credit Agreement.
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
At September 30, 2009, the Company had no borrowings and $57.7 million in letters of credit outstanding under the Restated Credit Agreement.
Restated Master Shelf Agreement
The Restated Master Shelf Agreement amends and restates the Company’s existing master shelf agreement pursuant to which the Company issued 7.38% Senior Notes, Series A, due December 31, 2013 in the aggregate principal amount of $100 million, 6.14% Senior Notes, Series B, due January 1, 2018 in the aggregate principal amount of $25 million and 6.17% Senior Notes, Series C, due January 1, 2018 in the aggregate principal amount of $25 million (collectively, the Notes). The maturities and interest rates on the Notes were not changed by the Restated Master Shelf Agreement. However, if the holders of a majority of the principal amount of any series of Notes are required by applicable insurance regulations for U.S. life and health insurance companies to increase the amount of reserves with respect to such Notes above the amount of reserves required as of June 26, 2009, then the per annum interest rate on such Notes increases by 150 basis points until such time as the amount of reserves required with respect to such Notes decreases to the amount required initially.
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
Subordinated Debentures
On February 27, 2009, the Company redeemed all $11.5 million of the 7% Convertible Subordinated Debentures due 2011.
Other
At September 30, 2009, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through September 2009. At September 30, 2009, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

Projected net capital expenditures for 2009 are now approximately $9 million primarily due to a reduction in planned purchases of strategic real estate within Saia’s existing network and revenue equipment. This represents an approximately $17 million decrease from 2008 net capital expenditures of $26 million for property and equipment. Approximately $0.5 million of the 2009 capital budget was committed at September 30, 2009. Net capital expenditures pertain primarily to investments in information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $82.3 million for the year ended December 31, 2008, while net cash used in investing activities was $26.0 million. As such, the additional cash flows from operations also funded the $35.9 million cash used in financing activities in 2008. Cash flows from continuing operations were $20.0 million for the nine months ended September 30, 2009 which funded the $6.2 million of net capital expenditures in the first nine months of 2009. Cash flows from operating activities for the nine months ended September 30, 2009 were $49.5 million lower than the prior year period primarily due to the net loss compared to net income in the first nine months of 2008. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $18.2 million at September 30, 2009 and availability under its revolving credit facility, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at September 30, 2009.
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
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2008 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $8.5 million for 2009 and decreasing for each year thereafter, based on borrowings outstanding at September 30, 2009.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2009 (in millions).

	Payments due by year
	2009	2010	2011	2012	2013	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	8.8	17.5	13.6	25.7	22.1	28.6	116.3
Operating leases	4.2	13.4	10.1	7.2	5.0	11.2	51.1
Purchase obligations (1)	3.9	—	—	—	—	—	3.9

Total contractual Obligations	$16.9	$30.9	$23.7	$32.9	$27.1	$39.8	$171.3

(1)	Includes commitments of $0.5 million for capital expenditures.

	Amount of commitment expiration by year
	2009	2010	2011	2012	2013	Thereafter	Total

Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$102.3	$—	$102.3
Letters of credit	2.1	57.3					59.4
Surety bonds	1.2	5.0	—	—	—	—	6.2

Total commercial commitments	$3.3	$62.3	$—	$—	$102.3	$—	$167.9

(1)	Subject to the satisfaction of existing debt covenants.
The Company has unrecognized tax benefits of approximately $3.9 million and accrued interest and penalties of $1.1 million related to the unrecognized tax benefits as of September 30, 2009. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
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
•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.
•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock and stock-based awards. The criteria for the stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Accounting Standards Codification (FASB ASC) Topic 718 with the expense amortized over the three-year vesting period based on the Monte Carlo fair value at the date the stock-based awards are granted. The Company accounts for stock options in accordance with FASB ASC 718 with option expense amortized over the three-year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of FASB ASC 718 in Note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2008. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.
The following table provides information about the Company’s third-party financial instruments as of September 30, 2009. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2009
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value

Fixed rate debt	$8.8	$17.5	$13.6	$25.7	$22.1	$28.6	$116.3	$115.3
Average interest rate	7.38%	7.38%	7.13%	6.93%	6.98%	6.28%
Variable rate debt	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
				(d) Maximum
			(c) Total Number	Number (or
	(a) Total		of Shares (or	Approximate Dollar
	Number of	(b) Average	Units) Purchased	Value) of Shares (or
	Shares (or	Price Paid per	as Part of Publicly	Units) that May Yet
	Units)	Share (or	Announced Plans	be Purchased under
Period	Purchased (1)	Unit)	or Programs	the Plans or Programs
July 1, 2009 through July 31, 2009	920 (2)	$15.84 (2)	—	$—
August 1, 2009 through August 31, 2009	— (3)	— (3)	—	—
September 1, 2009 through September 30, 2009	930 (4)	16.26 (4)	—	—

Total	1,850		—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of July 1, 2009 through July 31, 2009.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,000 shares of Saia stock on the open market at $18.51 during the period of August 1, 2009 through August 31, 2009.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of September 1, 2009 through September 30, 2009.
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

SAIA, INC.
Date: October 30, 2009	/s/ James A. Darby
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