Form 10-K
period 2009-12-31
SAIA INC
filed 2010-02-25
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $236,629,158 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 24, 2010 was 15,867,280.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2009, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held April 27, 2010 have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARY

PART I.

Item 1.	Business

Overview

Saia, Inc. and subsidiary (Saia or the Company) is a leading asset-based trucking company that provides a variety of transportation and supply chain solutions to a broad range of industries, including the retail, chemical and manufacturing industries.

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

We are now a single segment company with one operating subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight). We serve a wide variety of customers by offering regional and interregional LTL, guaranteed and expedited services. None of our approximately 7,200 employees is represented by a union. In 2009, Saia generated revenue of $849.1 million and operating loss of $3.7 million from continuing operations. In 2008, Saia generated revenue of $1.0 billion and operating loss of $9.9 million from continuing operations, which includes a $35.5 million non-cash goodwill impairment charge.

Saia Motor Freight

Founded in 1924, Saia Motor Freight is a leading multi-regional LTL carrier that serves 34 states in the South, Southwest, Midwest, Pacific Northwest and West. Saia Motor Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia Motor Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds, but also provides selected guaranteed, expedited and truckload service.

Saia Motor Freight has invested substantially in technology, training and business processes to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia Motor Freight to provide its trademarked Customer Service Indicators® program, allowing customers to monitor service performance on a wide array of attributes. Customers can access the information via the Internet (www.saia.com) to help manage their shipments. The Customer Service Indicators® (CSIs) measure the following: on-time pickup; on-time delivery; claim free shipments; claims settled within 30 days; proof of delivery request turnaround; and invoicing accuracy. The CSIs provide both Saia Motor Freight and the customer with a report card of overall service levels.

As of December 31, 2009, Saia Motor Freight operated a network comprised of 147 service facilities. In 2009, the average Saia Motor Freight shipment weighed approximately 1,258 pounds and traveled an average distance of approximately 715 miles. In March 2001, Saia Motor Freight completed its integration of WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia Motor Freight acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern LTL carrier serving 11 states with approximately 600 employees. The operations of Clark Bros. were integrated into Saia Motor Freight in May 2004 bringing the benefits of Saia Motor Freight transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. On November 18, 2006, Saia Motor Freight acquired The Connection Company (the Connection), an LTL carrier serving four states (Indiana, Kentucky, Michigan, and Ohio) with approximately 700 employees. The operations of the Connection were integrated into Saia Motor Freight in

February 2007. On February 1, 2007, Saia Motor Freight acquired Madison Freight Systems, Inc. (Madison Freight), an LTL carrier serving all of Wisconsin and parts of Illinois and Minnesota with approximately 200 employees. The operations of Madison Freight were integrated into the Saia Motor Freight network in March 2007.

Industry

The trucking industry consists of three segments including private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier groups, TL and LTL, are based on the typical shipment sizes handled by transportation service companies. TL refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds. Saia is primarily an LTL carrier.

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated at individual locations within a certain radius from service facilities and then transported from the service facilities to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•	Regional — Average distance is typically less than 500 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination centers which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional — Average distance is usually between 500 and 1,500 miles with a focus on serving two- and three-day markets.

•	National — Average distance is typically in excess of 1,500 miles with a focus on service in three- to five-day markets. National providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service facilities, multiple distribution facilities and a relay network. To gain service and cost advantages, they occasionally ship directly between service facilities reducing intermediate handling.

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

Because TL carriers do not require an expansive network to provide point-to-point service, the overall cost structure of TL participants is typically lower and more variable relative to LTL service providers. The TL segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a TL company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia Motor Freight participates in the TL market as a means to fill empty miles in lanes that are not at capacity.

Capital requirements are significantly different in the traditional LTL segment versus the TL segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia Motor Freight picks up approximately 26,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. Due to the significant infrastructure spending required, the cost structure is relatively prohibitive to new startup or small entrepreneurial operations. As a result, the LTL segment is more concentrated than the TL segment with a few large national carriers and several large regional carriers.

Business Strategy

Saia has grown over the last decade through a combination of organic growth and the integration or “tuck-in” of smaller trucking companies. In 2001, Saia integrated WestEx and Action Express, regional LTL companies which had been acquired by Yellow in 1994 and 1998, respectively. WestEx operated in California and the Southwest and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004, Saia acquired and integrated Clark Bros., a Midwestern LTL carrier serving 11 states. Saia has integrated this company which had contiguous regional coverage with minimal overlap. In late 2006, Saia acquired the Connection which operated in Indiana, Kentucky, Michigan and Ohio. Saia integrated the operations of the Connection during February 2007. Saia acquired Madison Freight Systems in February 2007 and integrated their operations in March 2007. Madison Freight operated in Wisconsin, Illinois and Minnesota.

Key elements of our business strategy include:

Focus on managing through the economic downturn.

The extremely challenging macro-economic environment and restrictiveness of overall credit markets have caused us to focus on initiatives to align costs with decreased volumes and evaluate financing alternatives should they be needed.

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

We gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be 15 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from the general economy, industry consolidation, strategic acquisitions, as well as specific sales and marketing initiatives.

Manage yields and business mix.

This element of our business strategy involves managing both the pricing process and the mix of customers and segments in ways that allow our network to operate more profitably. Due to overcapacity in the industry, the pricing environment became more challenging as 2009 progressed. Management expects pricing to be more rational when the economy improves and it should benefit from industry consolidation and tighter capacity in the future.

Continue focus on improving operating efficiencies.

Saia has management initiatives focused on continuing to improve operating efficiency. These initiatives help offset a variety of structural cost increases like casualty insurance, wage rates and health care benefits. We believe Saia continues to be well positioned to manage costs and utilize assets. We believe we will continue to see new opportunities for cost savings.

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

Expand geographic footprint.

While our immediate priority is to improve profitability of existing geography, we plan to pursue additional geographic expansion as we believe it promotes profitability growth and improves our customer value proposition over time.

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

In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers and union carriers may be subject to certain contingent multi-employer pension liabilities. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is a major consideration in the regional LTL sector as flexibility is important to meet the service levels required by customers. Due to a challenging economy and company specific issues, a large LTL union carrier has implemented salary and wage reductions as high as 15% and suspended certain benefits thus resulting in lower costs than many non-union competitors.

Our employees are not represented by a collective bargaining unit. We believe this provides for better communications and employee relations, stronger future growth prospects, improved efficiencies and customer service capabilities.

Competition

Although there is some limited industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, price, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.

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

Department of Transportation.

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (the “FMCSA”) issued in August 2005 amended rules on motor carrier driver hours of service which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. The Company’s operations were adjusted to comply with these rules and base operations were not materially affected. Revisions to these new rules, as a result of pending or future legal challenges, or any future requirements for on board recorders could impact our operations, further tighten the market for qualified drivers and put additional upward pressure on driver wages and purchased transportation costs.

Environmental Protection Agency.

The Environmental Protection Agency (EPA) issued regulation in 2007 reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks and also increased fuel costs by lowering miles per gallon.

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

Food and Drug Administration.

As transportation providers of foodstuffs, we have had to comply with all rules issued by the Food and Drug Administration (FDA) to provide security of food and foodstuffs throughout the supply chain. We believe that we are currently in substantial compliance with applicable FDA rules and that the cost of compliance has not materially affected our results of operations.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark Office, including Saia Guaranteed Select®, Saia Customer Service Indicators® and Saia Xtreme Guarantee®. We believe that these service marks and trademarks are important components of our marketing strategy.

Additional Information

Saia has an Internet website that is located at www.saia.com. Saia makes available, free of charge through its Internet website, all filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after making such filings with the SEC.

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K):

Name	Age	Positions Held

Richard D. O’Dell	48	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer, Saia Motor Freight Line, LLC since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.
Anthony D. Albanese	55	Senior Vice President of Sales & Operations of Saia Motor Freight Line, LLC since 1999.
James A. Darby	58	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006 having served as Vice President of Finance & Administration for Saia Motor Freight Line, LLC since 2000.
Mark H. Robinson	51	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia Motor Freight Line, LLC since 1999.
Sally R. Buchholz	53	Vice President of Marketing and Customer Service of Saia Motor Freight Line, LLC since 1999.
Stephanie R. Maschmeier	37	Controller, Saia, Inc. since October 2007 having served as Director of Financial Reporting and Taxation. Ms. Maschmeier joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager. Prior to joining Saia, Inc., Ms. Maschmeier had eight years of experience in public accounting with Ernst & Young LLP.

Officers are elected by, and serve at the discretion of, the Board of Directors. There are no family relationships between any executive officer and any other executive officer or director of Saia or its subsidiary.

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

Our business is subject to a number of general economic factors that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services.

If the national and world-wide financial crisis continues or intensifies, it could adversely impact demand for our services.

Continued market disruptions could cause broader economic downturns and impact the ability of our customers to access the capital or credit markets which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

If the national and world-wide financial crisis intensifies, potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments, which could adversely affect our results of operations, cash flows and financial condition.

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, as have been experienced during 2008 and 2009, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

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

Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Global political events, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically, we have been able to offset significant fuel price increases through fuel surcharges and other pricing adjustments to our customers but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced cost increases in other operating costs as a result of increased fuel prices; however, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce our revenue and yield until we made the appropriate adjustments to our pricing strategy.

Limited supply and increased prices of new revenue equipment and real estate may adversely impact financial results and cash flows.

Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply, restrictions on the availability of capital and the price of such equipment may be adversely impacted by future regulations on newly manufactured diesel engines. Our business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of real estate or delays in construction due to difficulties in obtaining permits may require significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

The engines in our newer tractors are subject to new emissions-control regulations which could substantially increase operating expenses.

Tractor engines that comply with the Environmental Protection Agency (EPA) emission-control design requirements that took effect on January 1, 2007 are generally less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. In addition, compliance with the more stringent EPA requirements that are scheduled to be effective in 2010 could result in further declines in fuel efficiency and increases in maintenance costs. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our results of operations could be adversely affected.

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

In August 2005, the Federal Motor Carrier Safety Administration (the FMCSA) amended rules on motor carrier driver hours of service which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. Our operations were adjusted to comply with these rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules, as a result of pending or future legal challenges or any future requirements for on-board recorders, could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

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

The EPA has issued regulations that require progressive reductions in exhaust emissions from diesel engines through 2010. A significant reduction in emissions occurred in 2007 which included both reductions in sulfur content of diesel fuel and further reductions in engine emissions. These regulations increased the cost of replacing and maintaining trucks and increased fuel costs by reducing miles per gallon. These regulations have the potential to reduce availability of fuel and reduce productivity.

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

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse affect on our business, financial condition and results of operations.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•	competition with many other transportation service providers of varying types including non-asset based logistics and freight brokerage companies, some of which have greater capital resources than we do or have other competitive advantages;

•	transportation companies periodically reduce their prices to gain business, especially during economic recessions or times of reduced growth rates in the economy which may limit our ability to maintain or increase prices or achieve significant growth in our business; and

•	advances in technology require increased investments to remain competitive and our customers may not be willing to accept higher prices to cover the cost of these investments.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations.

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on the results of our operations. These factors include weather, excess capacity in the transportation industry, interest rates, fuel taxes, license and registration fees, health care costs and insurance premiums. Our results of operations may also be affected by seasonal factors.

We have significant ongoing cash requirements that could limit our growth and affect profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

Our business is highly capital intensive. Our net capital expenditures from continuing operations for 2009 were approximately $8 million and we anticipate net capital expenditures in 2010 of approximately $10 million. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. Any of these could have a material adverse effect on operations and profitability.

Under our current credit facilities, we are subject to certain debt covenants and prepayment penalties. Those debt covenants limit our ability to pay dividends and require maintenance of certain maximum leverage, minimum interest coverage and minimum tangible net worth ratios and a borrowing base, among other restrictions, that could limit availability of capital to meet our future growth.

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

Furthermore, insurance companies, as well as certain states, require collateral in the form of letters of credit or surety bonds for the estimated exposure of claims within our self-insured retentions. Their estimate of our future exposure as well as external market conditions could influence the amount and cost of additional letters of credit required under our insurance programs and thereby reduce capital available for future growth.

Employees of Saia are non-union. The ability of Saia to compete would be substantially impaired if operations were to become unionized.

None of our employees are currently represented by a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the proposed Employee Free Choice Act, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future, it could have an adverse impact on our business. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is a critical factor in its ability to compete in its respective markets.

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

Changes to our compensation and benefits could adversely affect our ability to attract and retain employees.

Like other companies, we have implemented certain salary and wage cost initiatives. Such initiatives include the suspension of our 401(k) matching program and a compensation reduction equal to 10 percent of salary for our leadership team and five percent for hourly, linehaul and salaried employees in operations, maintenance and administration. Due to these changes, we may find it difficult to attract, retain and motivate employees and any such difficulty could materially adversely affect our business.

An increase in the cost of healthcare benefits in the United States could have a negative impact on our profitability.

We maintain and sponsor health insurance for our employees and their dependents and offer a competitive healthcare program to attract and retain our employees. It is possible that healthcare costs could become increasingly cost prohibitive, either forcing us to make changes to our benefits program or negatively impacting our future profitability.

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

Our Restated Certificate of Incorporation and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of the Company. Such provisions include, for example, provisions classifying our Board of Directors, a prohibition on shareholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors and the provision of an advance notice procedure for shareholder proposals and nominations to the Board of Directors. These provisions could diminish the opportunities for a shareholder of Saia to participate in certain tender offers, including tender offers at prices above the then-current fair market value, and may also inhibit fluctuations in the market price of our common stock that could result from takeover attempts. In addition, we have a shareholder rights plan that allows the Board of Directors, without further shareholder approval, to issue common stock and preferred stock that could have the effect of delaying, deferring or preventing a change of control of the Company. The issuance of common stock and preferred stock could also adversely affect the voting power of the current holders of common stock including resulting in the loss of voting control to others.

We may not make future acquisitions, or if we do, we may not realize the anticipated benefits of future acquisitions and integration of these acquisitions may disrupt our business and management.

We may make additional acquisitions in the future. However, there is no assurance that we will be successful in identifying, negotiating or consummating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

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

We face litigation regarding various alleged violations of state labor laws. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance and could have a material adverse affect on us.

There are risks inherent in owning our common stock.

The market price and volume of our common stock have been, and may continue to be, subject to significant fluctuations. These may arise from general stock market conditions, the impact of the risk factors described above on our financial condition and results of operations, a change in sentiment in the market regarding us or our business prospects or from other factors.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2009, Saia owned 55 service facilities and the Houma, Louisiana general office and leased 92 service facilities, the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 37 percent of its service facility locations, these locations account for 49 percent of its door capacity. This follows Saia’s strategy of owning strategically located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2009, Saia owned 3,207 tractors and 11,070 trailers. In addition, Saia leased 142 tractors as of December 31, 2009.

In connection with amendments to the Company’s revolving credit agreement and long-term note agreement in June 2009, the Company pledged certain real property, tractors and trailers and personal property owned by the Company to secure the Company’s obligations under the agreements. All service facilities listed in the table below denoted as owned by the Company are subject to liens pursuant to the agreements. See “Financial Condition” under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the revolving credit agreement and long-term note agreement.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2009

Location	Own/Lease	Doors

Atlanta, GA	Own	224
Dallas, TX	Own	174
Houston, TX	Own	158
Chicago, IL	Lease	146
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Denver, CO	Own	81
Los Angeles, CA	Lease	80
Fontana, CA	Own	79
Jacksonville, FL	Own	74
St. Louis, MO	Lease	72
Cincinnati, OH	Lease	70
Indianapolis, IN	Lease	68
Markham, IL	Lease	68
Miami, FL	Own	68
Toledo, OH	Lease	61
Phoenix, AR	Own	59

Item 3.	Legal Proceedings

California Labor Code Litigation.  The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeals for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at December 31, 2009 and 2008 and was recorded as other operating expenses in the fourth quarter of 2007.

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

	Low	High

Year Ended December 31, 2009
First Quarter	$7.93	$12.42
Second Quarter	$11.02	$19.40
Third Quarter	$15.15	$20.00
Fourth Quarter	$12.96	$16.66
Year Ended December 31, 2008
First Quarter	$11.50	$17.43
Second Quarter	$10.50	$17.27
Third Quarter	$10.62	$19.99
Fourth Quarter	$6.52	$13.28

Stockholders

As of January 31, 2010, there were 1,733 holders of record of our common stock.

Dividends

We have not paid a dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

Dividends are prohibited under our current debt agreements which have been previously filed with the SEC and are incorporated by reference herein. However, there are no material restrictions on the ability of our subsidiary to transfer funds to us in the form of cash dividends, loans or advances. See Note 4 of the accompanying audited consolidated financial statements for more information on the debt agreements.

Equity Compensation Plan Information

Number of Securities
	Number of Securities		Remaining Available for
	to be Issued Upon	Weighted-Average	Future Issuances Under
	Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	405,561	$16.76	301,848(1)
Equity compensation plans not approved by security holders	—	—	—

Total	405,561	$16.76	301,848

(1)	See Note 9 to the audited consolidated financial statements for a description of the equity compensation plan for securities remaining available for future issuance. As there are currently 51,000 shares of restricted stock outstanding, no more than 49,000 of the amount remaining available may be issued in the form of restricted stock under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number (or
	(a) Total				of Shares (or	Approximate Dollar
	Number of		(b) Average		Units) Purchased	Value) of Shares (or
	Shares (or		Price Paid per		as Part of Publicly	Units) that May Yet
	Units)		Share (or		Announced Plans	be Purchased under
Period	Purchased(1)		Unit)		or Programs	the Plans or Programs

October 1, 2009 through October 31, 2009	910	(2)	$15.06	(2)	—	$—
November 1, 2009 through November 30, 2009	—	(3)	—	(3)	—	—
December 1, 2009 through December 31, 2009	—	(4)	—	(4)	—	—

Total	910				—

(1)	Shares purchased by the SCST Executive Capital Accumulation Plan were open market purchases. For more information on the SCST Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-103661) filed on March 7, 2003.

(2)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of October 1, 2009 through October 31, 2009.

(3)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of November 1, 2009 through November 30, 2009.

(4)	The SCST Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of December 1, 2009 through December 31, 2009.

Item 6.	Selected Financial Data

The following table shows summary consolidated historical financial data of Saia and subsidiary and has been derived from, and should be read together with, the consolidated financial statements and accompanying notes and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The summary financial information may not be indicative of the future performance of Saia.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands except per share data and percentages)

Statement of operations data:
Operating revenue — continuing operations	$849,141	$1,030,421	$976,123	$874,738	$754,038
Operating income (loss) — continuing operations(1)	(3,693)	(9,851)	38,168	49,994	50,436
Income (loss) from continuing operations	(9,036)	(19,689)	17,085	25,873	25,158
Net income (loss)	(7,875)	(20,727)	18,342	(20,681)	27,459
Diluted earnings (loss) per share — continuing operations	(0.67)	(1.48)	1.22	1.74	1.67
Diluted earnings (loss) per share	(0.59)	(1.56)	1.31	(1.39)	1.82
Other financial data:
Net cash provided by operating activities	14,089	82,339	46,271	76,137	83,903
Net cash used in investing activities(2)	(7,574)	(26,005)	(91,429)	(72,298)	(53,701)
Depreciation and amortization	39,342	40,898	38,685	32,550	28,849
Balance sheet data:
Cash and cash equivalents	8,746	27,061	6,656	10,669	16,865
Net property and equipment	323,360	355,802	368,772	314,832	246,634
Total assets	466,426	515,752	560,583	487,400	554,741
Total debt	90,000	136,399	172,845	109,984	114,913
Total shareholders’ equity(3)	202,681	183,572	200,752	203,155	228,392
Measurements:
Operating ratio(4)	100.4%	101.0%	96.1%	94.3%	93.3%

(1)	Operating expenses in 2009 includes a $12.3 million reduction in expense related to the change in vacation policy and in 2008 includes a non-cash goodwill impairment charge of $35.5 million. Operating expenses in 2007 includes integration charges of $2.4 million relating to the integration of the Connection and Madison Freight into Saia. Operating expenses in 2006 include restructuring charges of $2.6 million relating to the consolidation and relocation of the corporate headquarters to Johns Creek, GA and integration charges of $1.5 million relating to the integration of the Connection into Saia. Operating income in 2005 includes a $7.0 million gain from sale of excess real estate.

(2)	Net cash used in 2007 includes $2.3 million for the acquisition of Madison Freight. Net cash used in investing activities in 2006 include $17.5 million for the acquisition of the Connection and proceeds from the sale of Jevic of $41.3 million. Net cash used in investing activities in 2004 include $23.5 million for the acquisition of Clark Bros.

(3)	Saia sold 2,310,000 shares of common stock in December 2009.

(4)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are “forward-looking” within the meaning of the Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity securities that would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of ongoing litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to hours of service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims, and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of this Form 10-K.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The extremely challenging macro-economic environment and illiquidity in the overall credit markets have caused the Company to focus on initiatives to align costs with significantly decreased volumes. In 2009, these initiatives included multiple reductions in force, wage reductions, reductions in discretionary spending and process improvements to minimize costs. Technology is important to supporting service to our customers, operating management and yield. The Company’s operating revenue declined by 17.6 percent in 2009 over 2008. The declines resulted primarily from the weak economic conditions, an increasingly competitive pricing environment and lower fuel surcharge.

Consolidated operating loss from continuing operations was $3.7 million for 2009 compared to loss of $9.9 million in 2008. The operating loss from 2008 includes a non-cash goodwill impairment charge of $35.5 million. Excluding this goodwill impairment charge, operating income in 2008 would have been $25.7 million. The 2009 operating income decrease (after adjustment for the 2008 goodwill impairment charge) resulted primarily from the continued weak economic environment, increasingly competitive pricing environment and higher costs. The Company saw volume declines for each quarter of 2009 versus the comparable prior year quarter. The overcapacity in the industry has also led to a much more challenging pricing environment throughout 2009, as fourth quarter 2009 LTL yield was down approximately 5 percent compared to the fourth quarter of 2008. Loss per share from continuing operations for 2009 was $0.67 per share versus a loss per share from continuing operations of $1.48 in the prior year. Excluding the goodwill impairment charge, 2008 would have had earnings per share of $0.71. The operating ratio (operating expenses divided by operating revenue) was 100.4 percent in 2009 compared to 101.0 percent in 2008. Excluding the goodwill impairment charge, the operating ratio would have been 97.5 percent in 2008.

The Company generated $19.4 million in cash from operating activities of continuing operations in 2009 versus generating $70.2 million in 2008. Cash flows from operating activities of discontinued operations were a use of $5.3 million for 2009 versus cash provided of $12.1 million for 2008. The Company had net cash used in investing activities from continuing operations of $7.6 million during 2009 for the purchase of property and equipment. Cash used in financing activities during 2009 included $46.5 million for debt repayments and $3.5 million for debt amendment fees compared to net debt payments of $36.5 million in 2008.

The Company amended its revolving credit agreement and its long-term note agreement in June and December 2009 to obtain financial covenant relief to address continuing challenges associated with the macro-economic conditions. As part of the amendments, the Company agreed to reduce the revolving credit facility from $160 million to $120 million and pledged certain assets as security for the indebtedness under both facilities. The amendments also included increases in interest rates, letter of credit fees and certain other fees. Simultaneously with the December 2009 amendments, the Company issued shares of common stock in a private placement that generated $24.9 million in net proceeds and agreed to prepay principal and interest otherwise payable during 2010 under the long-term note agreement aggregating $24.5 million and $2.0 million in letter of credit fees otherwise payable in 2010 under the revolving credit agreement.

During 2009, the Company paid down $46.5 million of indebtedness. The Company had no borrowings on its revolving credit agreement, outstanding letters of credit of $57.4 million and cash and cash equivalents of $8.7 million as of December 31, 2009. The Company was in compliance with all of the debt covenants under the revolving credit agreement and long-term note agreement at December 31, 2009. See “Financial Condition” for a more complete discussion of these agreements and the amendments to these agreements.

General

The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies, of Saia, Inc and subsidiary, (also referred to as Saia or the Company). This discussion should be read in connection with the accompanying audited consolidated financial statements which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

The Company is an asset-based transportation company headquartered in Johns Creek, Georgia providing regional and interregional LTL services and selected longer-haul LTL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary Saia Motor Freight Line, LLC (Saia Motor Freight). The Company integrated the operations of Madison Freight into Saia Motor Freight in March 2007.

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

Results of Operations

Saia, Inc. and Subsidiary
Selected Results of Continuing Operations and Operating Statistics
For the years ended December 31, 2009, 2008 and 2007

				Percent Variance
	2009	2008	2007	‘09 v. ’08	‘08 v. ’07
	(In thousands, except ratios and revenue per hundredweight)

Operating Revenue	$849,141	$1,030,421	$976,123	(17.6)%	5.6%
Operating Expenses:
Salaries, wages and employees’ benefits	486,473	537,857	524,599	(9.6)	2.5
Purchased transportation	64,728	78,462	76,123	(17.5)	3.1
Depreciation and amortization	39,342	40,898	38,685	(3.8)	5.7
Other operating expenses	262,291	347,544	298,548	(24.5)	16.4
Goodwill impairment charge	—	35,511	—	n/a	n/a
Operating Income (Loss)	(3,693)	(9,851)	38,168	(62.5)	(125.8)
Operating Ratio	100.4%	101.0%	96.1%	(0.6)	5.1
Nonoperating Expenses	11,948	12,860	9,777	(7.1)	31.5
Working Capital	31,782	8,027	23,828	295.9	(66.3)
Operating Cash Flow from Continuing Operations	19,421	70,248	47,528	(72.4)	47.8
Net Acquisitions of Property and Equipment	7,574	26,005	89,085	(70.9)	(70.8)
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,476	3,695	3,794	(5.9)	(2.6)
Total Tonnage	4,097	4,438	4,527	(7.7)	(2.0)
LTL Shipments	6,428	6,710	6,888	(4.2)	(2.6)
Total Shipments	6,515	6,810	6,988	(4.3)	(2.5)
LTL Revenue Per Hundredweight	$11.42	$12.95	$12.00	(11.8)	7.9
Total Revenue Per Hundredweight	$10.36	$11.61	$10.79	(10.8)	7.6

Continuing Operations

Year ended December 31, 2009 vs. year ended December 31, 2008

Revenue and volume

Consolidated revenue decreased 17.6 percent to $849.1 million as a result of decreased tonnage and lower yields including the impact of decreased fuel surcharges. Yield was negatively impacted by a weak economy and an increasingly competitive pricing environment. Due to overcapacity in the industry, the pricing environment became more challenging as 2009 progressed.

Saia’s LTL revenue per hundredweight (a measure of yield) decreased 11.8 percent to $11.42 per hundredweight for 2009 including the impact of decreased fuel surcharges and the increasingly competitive pricing environment. Saia’s LTL tonnage was down 5.9 percent to 3.5 million tons and LTL shipments were down 4.2 percent to 6.4 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 9, 2009, Saia implemented a 4.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

Consolidated operating loss of $3.7 million in 2009 compared to operating loss of $9.9 million in 2008. The 2008 operating results include a non-cash goodwill impairment charge of $35.5 million. The goodwill impairment charge is a one-time, non-cash charge resulting from a significant sustained decline in the Company’s market capitalization in the fourth quarter of 2008. The charge does not affect the Company’s tangible book value or the Company’s ability to operate and serve its customers. The Company changed its vacation policy in 2009, which reduced 2009 vacation expense by $12.3 million compared to 2008. The 2009 operating ratio (operating expenses divided by operating revenue) was 100.4, as compared to 101.0 in 2008, or 97.5 excluding the effect of the 2008 goodwill impairment charge. Lower fuel prices, in conjunction with volume changes due to decreased tonnage, caused $73.2 million of the decrease in fuel, operating expenses and supplies. This is reflective of the diesel fuel price trends throughout the year. The Company implemented a reductions-in-force during the fourth quarter of 2008 and the first and fourth quarters of 2009 to bring the Company’s workforce in line with business levels and a reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to 10 percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and 10 percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Estimated annualized savings from the suspension of the 401(k) match is $6 million and $18 million from the compensation and wage reductions. The cost reductions from the above actions have been partially offset by increased health insurance and workers’ compensation costs of $7.3 million. During 2009, accident expense was $0.5 million lower than prior year due to decreased severity. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation expenses decreased 17.5 percent in 2009 compared to the prior year reflecting lower fuel prices, decreased utilization due to lower volumes and increased usage of Company drivers.

Other

Substantially, all non-operating expenses represent interest expense. The interest expense in 2009 includes the impacts of increases in interest rates, letter of credit fees, and amortization of fees for the debt agreement amendments partially offset by reduced amounts of long-term debt. Interest costs were $12.2 million in 2009 versus $12.4 million in 2008. The Company’s debt structure consists predominantly of longer-term, fixed rate instruments. The effective tax rate was 42.2 percent in 2009 compared to 13.3 percent in 2008. The 2009 effective tax rate included approximately $1.0 million of tax credits. The 2008 effective tax rate included approximately $1.8 million of non-recurring tax credits and a $6.1 million benefit as a result of the non-cash goodwill impairment charge. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2009 was $31.8 million which increased from working capital at December 31, 2008 of $8.0 million primarily due to a decrease in the current portion of long-term debt resulting from the December 2009 prepayment of principal and interest otherwise due under the long-term notes in 2010 and a decrease in the liabilities for wages, vacation and employees’ benefits partially offset by a decrease in cash on-hand and net accounts receivable. Cash flows from operating activities were $14.1 million for 2009 versus $82.3 million for 2008. Cash flows from operating activities in 2009 and 2008 included $5.3 million of cash used in and $12.1 million of cash provided by discontinued operations, respectively. For 2009, cash used in investing activities was $7.6 million versus $26.0 million in the prior year primarily due to a lower property and equipment purchases. The Company has reduced capital expenditures in recent years in response to the challenging economic environment. Cash used in financing activities was $24.8 million in 2009 versus $35.9 million for the prior year. Financing activities in 2009 included $24.9 million in net proceeds from the sale of common stock more than offset by $46.5 million for payments on outstanding debt.

Year ended December 31, 2008 vs. year ended December 31, 2007

Revenue and volume

Consolidated revenue increased 5.6 percent to $1.0 billion as a result of higher yields including the impact of increased fuel surcharges and increased length of haul partially offset by decreased tonnage on a per day basis primarily as a result of the difficult economic environment. Revenue was negatively impacted by a weak economy and competitive pricing environment. Due to overcapacity in the industry, the pricing environment has become even more challenging, particularly in the latter half of 2008. Fuel prices led to a significant increase in fuel expenses in 2008 as compared to 2007. The costs per gallon increases were offset by the fuel surcharge. We have also experienced cost increases in other operating costs as a result of increased fuel prices. However, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine.

Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.9 percent to $12.95 per hundredweight for 2008 including the impact of fuel surcharges. Saia’s LTL tonnage was down 2.6 percent to 3.7 million tons and LTL shipments were down 2.6 percent to 6.7 million shipments. Approximately 70 percent of Saia’s revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of revenue is subject to an annual general rate increase. On February 18, 2008, Saia implemented a 5.4 percent general rate increase for customers comprising this 30 percent of revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

Consolidated operating loss of $9.9 million in 2008 compared to operating income of $38.2 million in 2007. The 2008 operating loss includes a non-cash goodwill impairment charge of $35.5 million. The goodwill impairment charge is a one-time, non-cash charge resulting from a significant sustained decline in the Company’s market capitalization. The charge does not affect the Company’s tangible book value or the Company’s ability to operate and serve its customers. The 2007 results include $2.4 million of pre-tax integration charges from the acquisition of the Connection in November 2006 and Madison Freight in February 2007. The 2008 operating ratio (operating expenses divided by operating revenue) was 101.0, or 97.5 excluding the effect of the goodwill impairment charge, compared to 96.1 for 2007. Higher fuel prices, in conjunction with volume changes, caused $45.9 million of the increase in fuel, operating expenses and supplies. This is reflective of the diesel fuel price trends throughout the year, particularly the rising prices through the first three quarters, followed by a rapid decline in the fourth quarter. Increased revenues from the fuel surcharge program offset fuel price increases. Year-over-year price increases were more than offset by volume declines along with cost increases in wages, health care, depreciation and maintenance. The Company implemented a reduction-in-force during the fourth quarter of 2008 to bring the Company’s workforce in line with business levels and a reduced outlook. During 2008, accident expense was $6.2 million lower than 2007 due to decreased severity and frequency. The Company experiences volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. The annual wage rate increase for 2008 and 2007 averaged 1.0 percent and 2.5 percent, respectively, effective in December of each year. While the net effect of equity-based compensation stock price performance was zero in 2008, the Company recorded a pre-tax benefit of $3.0 million during 2007. Equity-based compensation expense includes the expense for the cash-based awards under the Company’s long-term incentive plans, which is a function of the Company’s stock price performance versus a peer group, and the deferred compensation plan’s expense, which was tied to changes in the Company’s stock price. However, a plan amendment in November 2008 changed the accounting for the deferred compensation plan and results in equity plan accounting for the plan going forward.

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

Working capital/capital expenditures

Working capital at December 31, 2008 was $8.0 million, which decreased from working capital at December 31, 2007 of $23.8 million due to lower accounts receivable and higher current debt as a result of the obligation to redeem the subordinated debentures. Cash flows from operating activities were $82.3 million for 2008 versus cash flows from operations of $46.3 million for 2007. Cash flows from operating activities in 2008 and 2007 included $12.1 million and $1.3 million from discontinued operations, respectively. For 2008, cash used in investing activities was $26.0 million versus $91.4 million in the prior year due to a significant decrease in the Company’s capital expenditures as a result of the current economic environment. Cash used in financing activities was $35.9 million in 2008 versus cash from financing activities of $41.1 million for 2007. In 2008 financing activities included $25.0 million in proceeds from new senior notes more than offset by $61.5 million for payments on outstanding debt.

Discontinued Operations

On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid less-than-truckload and truckload carrier business to a private investment firm in a cash transaction. The accompanying consolidated Statements of Operations for all periods presented have been adjusted to classify Jevic operations as discontinued operations. In 2007, the Company recorded a tax benefit of $1.3 million as a result of filing all of the state income tax returns for 2006 allowing the Company to finalize the amount of tax benefit associated with the loss on the sale of Jevic. In 2008, the Company recorded a $1.0 million charge, net of tax, as a result of a settlement agreement related to the bankruptcy of Jevic as described further below under contractual obligations. In 2009, the Company recorded an adjustment of $1.2 million; net of taxes, to the Jevic obligations assumed in connection with that settlement agreement as a result of a reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains considerable uncertainty as to the direction of the economy going into 2010 including the timing of any economic recovery. We are evaluating further initiatives to reduce costs in line with declining volumes and yields. Additionally, we are closely monitoring financing alternatives for capital and other needs, if required. We plan to continue to focus on providing top quality service and improving safety performance. If financially troubled competitors were to cease operations and their capacity leave the market, current industry excess capacity could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.

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

Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. The Company’s vacation expense will return to historical levels in 2010. The following cost reductions taken in 2009 are subject to reinstatement in the future including the suspension of the Company’s 401(k) match; reduction in compensation equal to 10 percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration;

and the 10 percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Risk Factors” and “Forward-Looking Statements.”

See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

See Note 1 to the accompanying consolidated financial statements for further discussion of recent accounting pronouncements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Statement 168 reorganizes the thousands of pages of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 had an effect on the Company’s consolidated financial statements since all references to authoritative accounting literature are references in accordance with Statement 168.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (Restated Credit Agreement) with a group of banks to fund capital investment and working capital needs. The facility provides up to $120 million in availability, subject to a borrowing base. The Company is also party to a long-term note agreement (Restated Master Shelf Agreement), as discussed below. The Company entered into amendments in June and December 2009 to the Revolving Credit Agreement and Master Shelf Agreement obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement, which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay approximately $17.5 million in indebtedness and $7.0 million in scheduled interest payments in December 2009 that was otherwise due under the Master Shelf Agreement in 2010.

On February 27, 2009, the Company fully redeemed the $11.5 million of the 7% Convertible Subordinated Debentures due 2011.

Restated Credit Agreement

The December 2009 amendment to the Restated Credit Agreement reduced the revolving credit facility from $160 million to $120 million and resulted in debt issuance cost expense of $0.5 million in the fourth quarter of 2009. The Company also agreed as part of that amendment to prepay approximately $2.0 million in letter of credit fees otherwise payable in 2010. The Restated Credit Agreement is subject to a borrowing base described below, and matures on January 28, 2013.

Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place prior to the 2009 amendments, but continued to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. Under the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points, effective as of June 26, 2009. The Restated Credit Agreement provides for a 3.0% interest rate floor.

The Restated Credit Agreement, as amended by the December 2009 amendment provides relief from certain financial covenants through March 31, 2011 after which time they return to previous levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others.

The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $125 million subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At December 31, 2009, the Company had no borrowings under the Restated Credit Agreement and $57.4 million in letters of credit outstanding under the Credit Agreement. At December 31, 2008, the Company had no borrowings under the Credit Agreement and $54.0 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The initial $100 million Senior Notes have an initial fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes have an initial fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes have an initial fixed interest rate of 6.17 percent. Payments due for both $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others.

In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due and prepaid interest included in prepaid expenses. In addition, the interest rate will increase to 9.75% in the first quarter of 2011. The interest rate on those notes may return to the original levels, when the Company is in compliance with the original financial covenants on or after the second quarter of 2011.

Other

At December 31, 2009, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through September 2009. At December 31, 2009, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

Projected net capital expenditures for 2010 are now approximately $10 million primarily due to a reduction in planned purchases of strategic real estate within Saia’s existing network and revenue equipment. This represents an approximately $2.4 million increase from 2009 net capital expenditures of $7.6 million for property and revenue equipment. None of the 2010 capital budget was committed at December 31, 2009. Net capital expenditures expected for 2010 pertain primarily to investments in revenue equipment, information technology, land and structures. The Company has reduced its capital expenditures in recent years in reaction to the difficult economic environment.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $14.1 million for the year ended December 31, 2009, while net cash used in investing activities was $7.6 million. As such, the additional cash flows from operations also partially funded the $24.8 million cash used in financing activities in 2009. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $8.7 million at December 31, 2009 and availability under its revolving credit facility, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2009.

See “Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance or financial condition.

Actual net capital expenditures are summarized in the following table (millions):

	Years Ended
	2009	2008	2007

Land and structures:
Additions	$7.7	$19.8	$42.4
Sales	(1.2)	(0.8)	(4.4)
Revenue equipment, net	(0.8)	0.6	40.9
Technology and other	1.9	6.4	10.2

	7.6	26.0	89.1
Madison Freight acquisition	—	—	2.3

Total	$7.6	$26.0	$91.4

In addition to the amounts disclosed in the table above, the Company had an additional $1.0 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2008.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $7 million for 2009 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2009.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2009 (in millions):

	Payments due by year
	2010	2011	2012	2013	2014	Thereafter	Total

Contractual obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt(1)	—	13.6	25.7	22.1	7.1	21.5	90.0
Operating leases	13.6	10.3	7.3	5.0	2.7	8.5	47.4
Purchase obligations(2)	1.9	—	—	—	—	—	1.9

Total contractual obligations	$15.5	$23.9	$33.0	$27.1	$9.8	$30.0	$139.3

(1)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	Includes no commitments for capital expenditures.

	Amount of Commitment Expiration by Year
	2010	2011	2012	2013	2014	Thereafter	Total

Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$63.0	$—	$—	$63.0
Letters of credit	57.4	—	—	—	—	—	57.4
Surety bonds	5.9	—	—	—	—	—	5.9

Total commercial commitments	$63.3	$—	$—	$63.0	$—	$—	$126.3

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of December 31, 2009. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic. In 2009, the Company recorded an adjustment of $1.2 million; net of taxes, to the assumed SIR obligations as a result of reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.

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

Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers. Since the cycle for pickup and delivery of shipments is generally 1-3 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections. Billing adjustments are primarily made for discounts and billing corrections. These estimates are continuously evaluated and updated; however, changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock and stock-based awards. The criteria for the stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. As required by the Compensation-Stock Compensation Topic of FASB ASC 718, the Company accounts for its stock-based awards with the expense amortized over the three-year vesting period based on the Monte Carlo fair value method at the date the stock-based awards are granted. The Company accounts for stock options in accordance with FASB ASC 718 with option expense amortized over the three-year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of FASB ASC 718 Note 9 to the consolidated financial statements contained herein.

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

The following table provides information about the Company’s third-party financial instruments as of December 31, 2009 with comparative information for December 31, 2008. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

							2009		2008
	Expected Maturity Date							Fair		Fair
	2010	2011	2012	2013	2014	Thereafter	Total	Value	Total	Value

Fixed rate debt	$—	$13.6	$25.7	$22.1	$7.1	$21.5	$90.0	$88.8	$136.4	$132.9
Average interest rate	7.38%	7.13%	6.93%	6.98%	6.78%	6.16%	—	—	—	—
Variable rate debt	—	—	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 11 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, included in ASC subtopic 740-10, Income Taxes-Overall, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Atlanta, Georgia
February 25, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Saia, Inc.:

We have audited Saia, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Atlanta, Georgia
February 25, 2010

Saia, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008
	(In thousands, except
	share data)

ASSETS
Current Assets:
Cash and cash equivalents	$8,746	$27,061
Accounts receivable, less allowance of $6,838 and $7,553 in 2009 and 2008	87,507	93,691
Prepaid expenses, including prepaid interest of $6,998 in 2009	13,540	8,161
Deferred income taxes	11,150	21,717
Income tax receivable	8,096	—
Other current assets	5,514	4,278

Total current assets	134,553	154,908
Property and Equipment, at cost	615,803	615,212
Less-accumulated depreciation	292,443	259,410

Net property and equipment	323,360	355,802
Other Identifiable Intangibles, net	2,266	3,051
Other Noncurrent Assets	6,247	1,991

Total assets	$466,426	$515,752

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,997	$46,572
Wages, vacations and employees’ benefits	18,793	28,148
Claims and insurance accruals	26,367	29,688
Accrued liabilities	10,614	13,574
Current portion of long-term debt	—	28,899

Total current liabilities	102,771	146,881
Other Liabilities:
Long-term debt, less current portion	90,000	107,500
Deferred income taxes	41,867	50,584
Claims, insurance and other	29,107	27,215

Total other liabilities	160,974	185,299
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,867,280 and 13,510,709 shares issued and outstanding at December 31, 2009 and 2008, respectively	16	14
Additional paid-in-capital	201,041	174,079
Deferred compensation trust, 168,360 and 163,627 shares of common stock at cost at December 31, 2009 and 2008, respectively	(2,737)	(2,757)
Retained earnings	4,361	12,236

Total shareholders’ equity	202,681	183,572

Total liabilities and shareholders’ equity	$466,426	$515,752

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary
Consolidated Statements of Operations
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands, except per share data)

Operating Revenue	$849,141	$1,030,421	$976,123
Operating Expenses:
Salaries, wages and employees’ benefits	486,473	537,857	524,599
Purchased transportation	64,728	78,462	76,123
Fuel, operating expenses and supplies	197,108	279,763	227,198
Operating taxes and licenses	35,465	35,356	34,474
Claims and insurance	29,812	32,860	36,754
Depreciation and amortization	39,342	40,898	38,685
Operating gains, net	(94)	(435)	(2,305)
Integration charges	—	—	2,427
Goodwill impairment charge	—	35,511	—

Total operating expenses	852,834	1,040,272	937,955

Operating Income (Loss)	(3,693)	(9,851)	38,168
Nonoperating Expenses (Income):
Interest expense	12,156	12,441	10,135
Interest income	—	(72)	(86)
Other, net	(208)	491	(272)

Nonoperating expenses, net	11,948	12,860	9,777

Income (Loss) from Continuing Operations Before Income Taxes	(15,641)	(22,711)	28,391
Income Tax Provision (Benefit)	(6,605)	(3,022)	11,306

Income (Loss) from Continuing Operations	(9,036)	(19,689)	17,085
Discontinued Operations, net of tax
Income (loss) on disposal	1,161	(1,038)	1,257

Net Income (Loss)	$(7,875)	$(20,727)	$18,342

Weighted average common shares outstanding — basic	13,423	13,316	13,823

Weighted average common shares outstanding — diluted	13,423	13,316	14,038

Basic Earnings (Loss) Per Share — Continuing Operations	$(0.67)	$(1.48)	$1.24
Basic Earnings (Loss) Per Share — Discontinued Operations	0.08	(0.08)	0.09

Basic Earnings (Loss) Per Share	$(0.59)	$(1.56)	$1.33

Diluted Earnings (Loss) Per Share — Continuing Operations	$(0.67)	$(1.48)	$1.22
Diluted Earnings (Loss) Per Share — Discontinued Operations	0.08	(0.08)	0.09

Diluted Earnings (Loss) Per Share	$(0.59)	$(1.56)	$1.31

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary
Consolidated Statements of Shareholders’ Equity
For the years ended December 31, 2009, 2008 and 2007

		Additional		Deferred
	Common	Paid-in	Treasury	Compensation	Retained
	Stock	Capital	Stock	Trust	Earnings	Total
	(In thousands, except share data)

Balance at December 31, 2006	$15	$199,257	$(8,861)	$(1,877)	$14,621	$203,155
Stock compensation for options and long-term incentives	—	645	—	—	—	645
Shares issued for director compensation	—	30	—	—	—	30
Director deferred shares for annual deferral elections and correction of classification	—	352	—	—	—	352
Repurchase of shares outstanding	—	—	(23,226)	—	—	(23,226)
Retirement of shares	(2)	(32,085)	32,087	—	—	—
Exercise of stock options, including tax benefits of $1,084	—	2,048	—	—	—	2,048
Purchase of shares by Deferred Compensation Trust	—	—	—	(752)	—	(752)
Sale of shares by Deferred Compensation Trust	—	13	—	45	—	58
Net income	—	—	—	—	18,342	18,342

Balance at December 31, 2007	13	170,260	—	(2,584)	32,963	200,652
Stock compensation for options and long-term incentives	—	1,415	—	—	—	1,415
Director deferred shares for annual deferral elections and correction of classification	—	349	—	—	—	349
Exercise of stock options, including tax benefits of $259	1	588	—	—	—	589
Reclassification of Deferred Compensation liability due to Plan Amendment	—	1,516	—	—	—	1,516
Purchase of shares by Deferred Compensation Trust	—	—	—	(435)	—	(435)
Sale of shares by Deferred Compensation Trust	—	(49)	—	262	—	213
Net loss	—	—	—	—	(20,727)	(20,727)

Balance at December 31, 2008	14	174,079	—	(2,757)	12,236	183,572
Stock compensation for options and long-term incentives	—	1,477	—	—	—	1,477
Director deferred shares for annual deferral elections and correction of classification	—	359	—	—	—	359
Exercise of stock options, including tax benefits of $341	—	294	—	—	—	294
Net proceeds from issuance of 2,310,000 common shares	2	24,867	—	—	—	24,869
Purchase of shares by Deferred Compensation Trust	—	—	—	(168)	—	(168)
Sale of shares by Deferred Compensation Trust	—	(35)	—	188	—	153
Net loss	—	—	—	—	(7,875)	(7,875)

Balance at December 31, 2009	$16	$201,041	$—	$(2,737)	$4,361	$202,681

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
	(In thousands)

Operating Activities:
Net income (loss)	$(7,875)	$(20,727)	$18,342
Noncash items included in net income (loss):
Depreciation and amortization	39,342	40,898	38,685
Loss (income) on discontinued operations	(1,161)	1,038	(1,257)
Provision for doubtful accounts	3,201	5,213	4,254
Deferred income taxes	(1,945)	(5,191)	(4,424)
Gain from property disposals, net	(94)	(435)	(2,305)
Stock-based compensation	1,836	1,764	1,027
Goodwill impairment charge	—	35,511	—
Changes in operating assets and liabilities, net:
Accounts receivable	2,983	8,118	(13,906)
Accounts payable	1,457	3,158	4,177
Other working capital items	(21,501)	(8,691)	(699)
Claims, insurance and other	1,892	9,822	3,482
Other, net	125	808	(1,105)
Net investment in discontinued operations	(4,171)	11,053	—

Net cash provided by operating activities	14,089	82,339	46,271

Investing Activities:
Acquisition of property and equipment	(8,362)	(27,808)	(95,486)
Proceeds from disposal of property and equipment	788	1,803	6,401
Acquisition of business, net of cash received	—	—	(2,344)

Net cash used in investing activities	(7,574)	(26,005)	(91,429)

Financing Activities:
Proceeds from long-term debt	—	25,000	73,724
Repayment of long-term debt	(46,500)	(61,517)	(11,402)
Net proceeds from issuance of common shares	24,869	—	—
Payment of debt issuance costs	(3,493)	—	—
Proceeds on stock option exercises (including excess tax benefits)	294	588	2,049
Repurchase of shares outstanding	—	—	(23,226)

Net cash provided by (used in) financing activities	(24,830)	(35,929)	41,145

Net Increase (Decrease) in Cash and Cash Equivalents	(18,315)	20,405	(4,013)
Cash and cash equivalents, beginning of year	27,061	6,656	10,669

Cash and cash equivalents, end of year	$8,746	$27,061	$6,656

Noncash Transactions:
Retire treasury shares	$—	$—	$32,087
Supplemental Cash Flow Information:
Income taxes paid (received), net	1,675	(2,844)	8,680
Interest paid	10,718	12,641	10,259

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

1.	Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and Subsidiary (Saia or the Company) (formerly SCS Transportation, Inc.), headquartered in Johns Creek, Georgia, is a leading transportation company providing regional and interregional less than truckload (LTL) services, selected national LTL and time-definite services across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight). Saia Motor Freight provides delivery in 34 states across the South, Southwest, West, Midwest and Pacific Northwest and employs approximately 7,200 employees.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Saia, Inc. and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, LLC.

All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements include the financial position and results of operations of Madison Freight Systems, Inc. (Madison Freight) since its acquisition date of February 1, 2007.

Use of Estimates

Management makes estimates and assumptions when preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Statement 168). Statement 168 is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Statement 168 reorganizes the thousands of pages of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. Statement 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of Statement 168 had an effect on the Company’s consolidated financial statement footnote disclosure since all references to authoritative accounting literature are references in accordance with Statement 168.

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

Property and Equipment Including Repairs and Maintenance:  Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years

Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2009	2008

Land	$53,516	$53,581
Structures	110,112	110,877
Tractors	179,622	183,499
Trailers	164,301	166,391
Other revenue equipment	25,542	26,011
Technology equipment and software	34,844	33,841
Other	47,866	41,012

Total property and equipment, at cost	$615,803	$615,212

Maintenance and repairs are charged to operations; replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.

Goodwill:  Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. In accordance with FASB ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized and is reviewed at least annually for impairment based on fair value. See Note 6 for a discussion of the 2008 goodwill impairment charge.

Computer Software Developed or Obtained for Internal Use:  The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2009, 2008 and 2007, the Company capitalized in continuing operations $1.3 million, $0.9 million, and $1.1 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:  Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred, with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former Parent provides guarantees for claims in certain self-insured states that arose prior to the Spin-off date (See Note 3) for more information regarding the guarantees.

Risk retention amounts per occurrence during the three years ended December 31, 2009, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	300,000
Cargo loss and damage	250,000

The Company’s insurance accruals are presented net of amounts receivable from insurance companies that provide coverage above the Company’s retention.

Income Taxes:  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As required by the income taxes Topic of FASB ASC 740, the Company follows this guidance, which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. ASC740 Income Taxes also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Revenue Recognition:  Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.

Stock-Based Compensation:  The Company accounts for its employee stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation. ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such costs is measured at the grant date fair value of the award.

For all stock option grants prior to January 1, 2003, stock-based compensation to employees is accounted for based on the intrinsic value method under ASC 718, Compensation-Stock Compensation. Accordingly, no stock-based compensation expense related to stock option awards was recorded prior to January 1, 2003 for at-the-money stock option awards.

The Company amended its Amended and Restated 2003 Omnibus Incentive Plan to provide for the payment of Performance Unit Awards granted on or after January 1, 2007 in shares instead of cash. The new stock-based awards are accounted for in accordance with ASC 718 Compensation-Stock Compensation with the expense amortized over the three-year vesting period using a Monte Carlo model to estimate fair value at the date the awards are granted.

Credit Risk:  The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 5.0 percent of consolidated operating revenue. Allowances for potential credit losses are based on historical experience, current economic environment, expected trends and customer specific factors.

Impairment of Long-Lived Assets:  As required by the Property, Plant, and Equipment, topic of FASB ASC 360, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

Advertising:  The costs of advertising are expensed as incurred. Advertising costs charged to expense for continuing operations were $0.3 million, $0.6 million and $1.1 million in 2009, 2008 and 2007, respectively.

Reclassifications:  Certain inconsequential reclassifications have been made to the prior years’ consolidated financial statements to conform to current presentation.

New Accounting Pronouncements

As required by the Business Combinations Topic of FASB ASC 805, the Company will assess the impact of the business combination provisions of ASC 805, Business Combinations upon the occurrence of a business combination. FASB ASC 805 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. ASC 805, Business Combinations also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2009 and 2008, because of the relatively short maturity of these instruments. See Note 4 for fair value disclosures related to long-term debt.

2.	Acquisition

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

On September 30, 2002, Yellow Corporation (Yellow or former Parent) completed the spin-off of its 100 percent interest in the Company to Yellow shareholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off the former Parent continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit and bonds which the former Parent must maintain for these insurance programs. The former Parent allocated $1.7 million and $1.5 million of letters of credit and surety bonds at December 31, 2009 and December 31, 2008, respectively, in connection with the Company’s insurance programs for which the Company pays quarterly the former Parent’s cost plus 125 basis points through 2010. The former Parent also provided guarantees of approximately $0.4 million for service facility leases at December 31, 2007.

4.	Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31,	December 31,
	2009	2008

Credit Agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	90,000	125,000
Subordinated debentures, interest rate of 7.0% semi-annual installment payments due from 2006 to 2011	—	11,399

Total debt	90,000	136,399
Current portion of long-term debt	—	28,899

Long-term debt, less current portion	$90,000	$107,500

The Company is party to a revolving credit agreement (Restated Credit Agreement) with a group of banks to fund capital investment and working capital needs. The facility provides up to $120 million in availability, subject to a borrowing base. The Company is also party to a long-term note agreement (Restated Master Shelf Agreement), as discussed below. The Company entered into amendments in June and December 2009 to the Revolving Credit Agreement and Master Shelf Agreement obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement, which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay approximately $17.5 million in indebtedness and $7.0 million in scheduled interest payments in December 2009 that was otherwise due under the Master Shelf Agreement in 2010.

On February 27, 2009, the Company fully redeemed the $11.5 million of the 7% Convertible Subordinated Debentures due 2011.

Restated Credit Agreement

The December 2009 amendment to the Restated Credit Agreement reduced the revolving credit facility from $160 million to $120 million and resulted in debt issuance cost being expensed of $0.5 million in 2009. The Company also agreed as part of that amendment to prepay approximately $2.0 million in letter of credit fees otherwise payable in 2010. The Restated Credit Agreement is subject to a borrowing base described below, and matures on January 28, 2013.

Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place prior to the 2009 amendments, but continued to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. Under the Restated Credit Agreement, the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points, effective as of June 26, 2009. The Restated Credit Agreement provides for a 3.0% interest rate floor.

The Restated Credit Agreement, as amended by the December 2009 amendment provides relief from certain financial covenants through March 31, 2011 after which time they return to previous levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement prohibits the Company from paying a dividend. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the

Restated Credit Agreement are $120 million subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At December 31, 2009, the Company had no borrowings under the Restated Credit Agreement and $57.4 million in letters of credit outstanding under the Credit Agreement. At December 31, 2008, the Company had no borrowings under the Credit Agreement and $54.0 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The initial $100 million Senior Notes have an initial fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes have an initial fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes have an initial fixed interest rate of 6.17 percent. Payments due for both $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others. The Restated Master Shelf Agreement prohibits the Company from paying a dividend. The Restated Master Shelf Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Master Shelf Agreement.

In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due and prepaid interest included in prepaid expenses. In addition, the interest rate will increase to 9.75% in the first quarter of 2011. The interest rate on those notes may return to the original levels, when the Company is in compliance with the original financial covenants on or after the second quarter of 2011.

Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2009 and 2008 is $88.8 million and $132.9 million, respectively, based upon level two in the fair value hierarchy.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount

2010	$—
2011	13,571
2012	25,714
2013	22,143
2014	7,143
Thereafter through 2018	21,429

Total	$90,000

5.	Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense from continuing operations was $14.9 million, $15.6 million and $15.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount

2010	$13,556
2011	10,297
2012	7,319
2013	5,032
2014	2,730
Thereafter through 2016	8,500

Total	$47,434

Management expects that in the normal course of business leases will be renewed or replaced as they expire.

Capital expenditures committed were zero at December 31, 2009. As of December 31, 2009 and 2008, the Company had zero and $1.0 million, respectively, of capital expenditures in accounts payable as non-cash operating activities.

California Labor Code Litigation.  The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeals for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at December 31, 2009 and 2008 and was recorded as other operating expenses in the fourth quarter of 2007.

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

In accordance with FASB ASC 350, Intangibles-Goodwill and Other, the Company applies a fair value based impairment test to the net book value of goodwill on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The analysis of potential impairment of goodwill requires a two-step process. The first step is the estimation of fair value. The Company uses a projection of discounted future cash flows based on assumptions that are consistent with the Company’s estimates of future growth and strategic plan, and also includes a probability-weighted expectation as to future cash flows. Some factors requiring significant judgment include assumptions related to future growth rates, discount factors and tax rates. If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any. Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value.

On February 20, 2009, the Company completed its annual impairment analysis in connection with the preparation of the consolidated financial statements for the year ending December 31, 2008. Based upon a combination of factors, the Company experienced a significant and sustained decline in market capitalization below the Company’s carrying value in the fourth quarter of 2008. Management believed such decline in the Company’s stock price was driven by the deteriorating macro-economic environment and illiquidity in the overall credit markets. The analysis of the market capitalization plus a control premium compared to the Company’s carrying value indicated potential goodwill impairment. Having determined that the Company’s goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis which involved calculating the implied fair value of its goodwill by allocating the fair value of the Company to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The Company determined that goodwill was impaired and recorded a non-cash goodwill impairment charge of $35.5 million, representing the total goodwill balance. The impairment charge resulted in an income tax benefit of $6.1 million for the impairment of tax-deductible goodwill.

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

Goodwill balances are as follows (in thousands):

Goodwill

December 31, 2006	$36,406
Goodwill acquired (Note 2)	1,032
Purchase adjustment	(1,968)

December 31, 2007	35,470
Purchase adjustment (for income taxes)	41
Goodwill impairment	(35,511)

December 31, 2008	—
No activity	—

December 31, 2009	$—

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$4,600	$2,534	$4,600	$1,961
Covenants not-to-compete (useful life of 4-6 years)	3,550	3,350	3,550	3,138

	$8,150	$5,884	$8,150	$5,099

Amortization expense for intangible assets was $0.8 million for 2009, $0.8 million for 2008 and $0.9 million for 2007. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount

2010	$425
2011	390
2012	290
2013	290
2014	290

7.	Computation of Earnings (Loss) Per Share

The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share is as follows (in thousands except per share amounts):

	Years Ended December 31,
	2009	2008	2007

Numerator:
Income (loss) from continuing operations	$(9,036)	$(19,689)	$17,085
Income (loss) from discontinued operations, net	1,161	(1,038)	1,257

Net income (loss)	$(7,875)	$(20,727)	$18,342

Denominator:
Denominator for basic earnings (loss) per share — weighted average common shares	13,423	13,316	13,823
Effect of dilutive stock options	—	—	177
Effect of other common stock equivalents	—	—	38

Denominator for diluted earnings (loss) per share — adjusted weighted average common shares	13,423	13,316	14,038

Basic Earnings (Loss) Per Share — Continuing Operations	$(0.67)	$(1.48)	$1.24
Basic Earnings (Loss) Per Share — Discontinued Operations	0.08	(0.08)	0.09

Basic Earnings (Loss) Per Share	$(0.59)	$(1.56)	$1.33

Diluted Earnings (Loss) Per Share — Continuing Operations	$(0.67)	$(1.48)	$1.22
Diluted Earnings (Loss) Per Share — Discontinued Operations	0.08	(0.08)	0.09

Diluted Earnings (Loss) Per Share	$(0.59)	$(1.56)	$1.31

Due to the net loss for the years ended December 31, 2009 and 2008, 503,200 and 295,844 dilutive shares, respectively, have no effect on the calculation of loss per share. As of December 31, 2007, options for 165,770 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

8.	Shareholders’ Equity

Series A Junior Participating Preferred Stock

As of December 31, 2009 and 2008, the Company has 5,000 shares of preferred stock that are designated “Series A Junior Participating Preferred Stock” and are reserved for issuance upon exercise of the preferred stock rights under the rights agreement described below. Series A Junior Participating Preferred Stock is nonredeemable and subordinate to any other series of the Company’s preferred stock, unless otherwise provided for in the terms of the preferred stock; has a preferential dividend in an amount equal to 10,000 times any dividend declared on each share of common stock; has 10,000 votes per share, voting together with the Company’s common stock; and in the event of liquidation, entitles its holder to receive a preferred liquidation payment equal to the greater of $10,000 or 10,000 times the payment made per share of common stock. As of December 31, 2009 and 2008, none of these shares have been issued.

Preferred Stock Rights

Each issued and outstanding share of common stock has associated with it one right to purchase shares of Saia, Inc. Series A Junior Participating Preferred Stock, no par value, pursuant to a Rights Agreement dated September 30, 2002 between the Company and Computershare. The Company will issue one right to purchase one one-ten-thousandth share of its Series A Junior Participating Preferred Stock as a dividend on each share of common stock. The rights initially are attached to and trade with the shares of common stock. The Value attributable to these rights, if any, is reflected in the market price of the common stock. The rights are not currently exercisable, but could become exercisable if certain events occur, including the acquisition of 15 percent or more of the outstanding common stock of the Company by an acquiring person in a non-permitted transaction. Under certain conditions, the rights will entitle holders, other than an acquirer in a non-permitted transaction, to purchase shares of common stock with a market value of two times the exercise price of the right. The rights will expire in 2012 unless extended.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years Ended December 31,
	2009	2008	2007

Shares of common stock purchased	16,160	34,270	40,710
Aggregate purchase price of shares purchased	$168,000	$435,000	$752,000
Shares of common stock sold	11,427	15,150	2,450
Aggregate sale price of shares sold	$153,000	$213,000	$58,000

Prior to the November 2008 amendment, the Rabbi Trust shares were recorded by the Company in a manner similar to treasury stock at cost until either a change in investment election by a plan participant or a participant’s withdrawal from the Capital Accumulation Plan. Changes in the fair value of the obligations to participants for shares held in the Rabbi Trust were recorded in net income (loss) and $(0.6) million, and $(1.2) million of (benefit)/expense was included in the 2008 and 2007 operating results, respectively.

Since the November 2008 amendment provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no further adjustments based on changes in fair value.

Directors’ Deferred Compensation

In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 90,554 and 64,501 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2009 and 2008, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

Share Repurchase Program

On May 3, 2005, the Company’s Board of Directors authorized the repurchase of up to $20 million of the Company’s common stock.

During 2006, the Company repurchased 264,600 shares in the open market totaling $7.1 million and completing the $20 million repurchase program. On November 27, 2006, the Company’s Board of Directors authorized the repurchase of up to an additional $25 million of the Company’s common stock. During the remainder of 2006, the Company repurchased 71,800 shares in the open market representing $1.8 million of the total authorized $25 million program. At December 31, 2006, 336,400 shares of treasury stock were outstanding. Also, $23.2 million remained authorized under the $25 million repurchase program.

During 2007, the Company repurchased 1,187,400 shares in the open market totaling $23.2 million and completing the $25 million repurchase program.

As of December 31, 2009, no further share repurchases have been authorized by the Board of Directors.

Private Placement Offering

Effective December 29, 2009, the Company issued 2,310,000 shares of the Company’s common stock at a price of $11.50 per share in a private placement transaction with certain qualified investment buyers. The net proceeds from the stock issuance were used to fund the prepayment of principal and interest on the Senior Notes.

9.	Stock-Based Compensation

The Company accounts for its employee stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation. ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such costs are measured at the grant date fair value of the award. The Company uses a Black-Scholes-Merton model to estimate the fair value of stock options granted to employees and will continue to use this acceptable option valuation model under ASC 718 Compensation-Stock Compensation.

ASC 718 Compensation-Stock Compensation also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2009, 2008 and 2007, cash flows from financing activities were increased by $0.3 million, $0.3 million and $1.1 million, respectively, for such excess tax deductions.

At December 31, 2009, the Company has reserved and remaining outstanding stock option grants for 48,641 shares of its common stock to certain management personnel of the Company and its operating subsidiary under the “2002 Substitute Stock Option Plan”. As a result of the Spin-off of the Company from Yellow Corporation, on October 1, 2002, all Yellow stock options (Old Yellow Options) issued and outstanding to employees of the Company were replaced with Company stock options (New Company Options) with an intrinsic value identical to the value of the Old Yellow Options being replaced. The number of New Company Options and their exercise price was determined based on the relationship of the Company stock price immediately after the Spin-off and the Yellow stock price immediately prior to the Spin-off. The New Company Options expire ten years from the date the Old Yellow Options were originally issued by Yellow. The New Company Options were fully vested at December 31, 2004.

The shareholders of the Company approved the Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company the ability to attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. As of December 31, 2006, the Company had reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The Plan was amended during 2007 to reserve another 400,000 shares of common stock for a total of 824,000. As of December 31, 2009, the Company had reserved 824,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and cash performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; those stock option awards have cliff vesting at the end of three years of continuous service and have a seven-year contractual term. In addition, the 2003 Omnibus Plan provides for the grant of shares of common stock to non-employee directors in lieu of at least 50 percent (and up to 100 percent) of annual cash retainers, except that the Compensation Committee of the Board has discretion to cause the Company to pay entirely in cash the nonexecutive chair’s retainer. The 2003 Omnibus Plan also provides for an annual grant to each non-employee director of no more than 3,000 shares. These share awards generally vest immediately.

Shares issued to non-employee directors in lieu of annual cash retainers were 2,300, 1,870 and 1,030 for the years ended December 31, 2009, 2008 and 2007, respectively. Non-employee directors were also issued 26,053, 23,228 and 12,120 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2009, 2008 and 2007, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2009 and 2008, 301,848 and 409,131 shares, respectively, remain reserved and available under the provisions of the 2003 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2003 Omnibus Plan and the 2002 Substitute Stock Option Plan.

The years ended December 31, 2009, 2008 and 2007 had stock option and restricted stock compensation expense of $0.7 million, $0.8 million and $0.3 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2009, there is unrecognized compensation expense of $1.1 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years. The Company recorded actual forfeitures of approximately 29% of the options issued during 2005 and 2006 directly as a result of the sale of Jevic and has adjusted the stock option compensation expense. The Company does not anticipate any additional significant forfeiture of unvested stock options.

The following table summarizes the activity of stock options for the year ended December 31, 2009 for both employees and non-employee directors:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Options	Exercise Price	Life (Years)	(000’s)

Outstanding at December 31, 2008	370,902	$15.95
Granted	95,120	11.96
Exercised	(60,461)	4.20
Forfeited	—	—

Outstanding at December 31, 2009	405,561	$16.59	5.7	$854

Exercisable at December 31, 2009	161,661	$17.03	2.0	$573

The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0.9 million, $0.7 million and $2.8 million, respectively. The weighted-average grant-date fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $5.81, $6.45 and $10.42, respectively. The weighted-average grant-date fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $8.97, $7.50 and zero, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Risk free interest rate	1.75%	2.75%	4.87%
Expected life in years	5	5	4
Expected volatility	55.17%	46.49%	45.61%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2009 and changes during the year ended December 31, 2009:

		Weighted Average
	Options	Grant-Date Fair Value

Unvested at December 31, 2008	176,900	$8.23
Granted	95,120	5.81
Vested	(28,120)	8.97
Forfeited	—	—

Unvested at December 31, 2009	243,900	$8.24

In addition to stock options, the Company granted shares of restricted stock to two key executives in February 2008. These shares of restricted stock will vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. The following table summarizes restricted stock activity during the year ended December 31, 2009:

		Weighted Average
	Shares	Grant-Date Fair Value

Restricted Stock at December 31, 2008	51,000	$14.71
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted Stock at December 31, 2009	51,000	$14.71

Performance Unit Awards

Under the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2005-2007, 2006-2008, 2007-2009 and 2008-2010, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three-year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group set forth by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 Compensation-Stock Compensation with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense/(benefit) for the performance unit awards of $0.8 million, $0.7 million and $(1.7) million in 2009, 2008 and 2007, respectively. The 2007 benefit was a result of the 2005-2007 performance period which was prior to the amendment of the 2003 Omnibus Plan. The performance unit awards will be issued in the first quarter of the year following the end of the performance period. There will be no issuance made for the 2007-2009 Plan year and no issuance was made for the 2006-2008 or 2005-2007 Plan years. The issuance of shares related to these awards would range from zero to a maximum of 56 820 shares per year.

10.	Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company has elected to temporarily discontinue the Company match beginning in February 2009. The Company’s total contributions included in continuing operations for the years ended December 31, 2009, 2008, and 2007, were $0.5 million, $5.3 million and $6.2 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. On March 6, 2003, the Capital Accumulation Plan was amended to allow for the plan participants to invest in the Company’s common stock. In November 2008, the Plan was further amended to state that any elections to invest in the Company’s common stock are irrevocable and that upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2009 and 2008, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 168,360 and 163,627 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are now required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried and clerical employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include no performance incentive accruals in 2009, 2008 or 2007. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 16,579, 21,668 and 14,649 shares in the open market during 2009, 2008 and 2007, respectively.

Vacation Policy

On August 24, 2009, Saia, Inc. announced, effective August 30, 2009, the Company terminated its current vacation policy. The Company implemented a new policy effective January 1, 2010 under which employees will accrue vacation time proportionally throughout the year to be used in the same year it is accrued.

11.	Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2009	2008

Depreciation	$62,698	$66,232
Other	2,430	3,099
Revenue	471	551

Gross deferred tax liabilities	65,599	69,882
Allowance for doubtful accounts	(2,599)	(2,874)
Employee benefits	(3,345)	(8,364)
Claims and insurance	(19,030)	(19,804)
Other	(9,908)	(9,973)

Gross deferred tax assets	(34,882)	(41,015)

Net deferred tax liability	$30,717	$28,867

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2009 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision for continuing operations consists of the following (in thousands):

	2009	2008	2007

Current:
U.S. federal	$(5,049)	$439	$4,914
State	389	1,730	1,071

Total current income tax provision	(4,660)	2,169	5,985

Deferred:
U.S. federal	(1,952)	(4,288)	4,607
State	7	(903)	714

Total deferred income tax provision (benefit)	(1,945)	(5,191)	5,321

Total income tax provision (benefit)	$(6,605)	$(3,022)	$11,306

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2009	2008	2007

Provision at federal statutory rate	$(5,474)	$(7,949)	$9,937
State income taxes, net	(229)	221	1,160
Nondeductible business expenses	324	427	423
Impairment of non-deductible goodwill	—	6,813	—
Tax credits	(1,033)	(3,106)	—
Other, net	(193)	572	(214)

Total provision	$(6,605)	$(3,022)	$11,306

The Company adopted ASC 740 Income Taxes, as of January 1, 2007 with no cumulative effect adjustment recorded at adoption.

The Company and its subsidiary file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2005-2009 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files vary by state. In general tax years 2003-2009 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2000 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

	2009	2008

Gross unrecognized tax benefits at beginning of year	$2,897	$3,287
Gross increases in tax positions for prior years	6	—
Gross decreases in tax positions for prior years	—	(371)
Gross increases in tax positions for current year	—	—
Settlements	—	—
Lapse of statute of limitations	(19)	(19)

Gross unrecognized tax benefits at end of year	$2,884	$2,897

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2009, 2008 and 2007, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million, $0.2 million and $0.3 million, respectively. The Company had approximately $1.2 million, $1.0 million and $1.2 million of accrued interest and penalties at December 31, 2009, 2008 and 2007, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $2.0 million as of December 31, 2009 and 2008.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

12.	Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three Months Ended, 2009	March 31	June 30	September 30	December 31

Operating revenue	$206,102	$218,433	$222,205	$202,400
Operating income (loss)	(7,453)	(399)	7,752	(3,592)
Income (loss) from continuing operations	(6,289)	(1,747)	3,292	(4,291)
Discontinued operations	—	—	—	1,161
Net income (loss)	(6,289)	(1,747)	3,292	(3,130)

Basic earnings (loss) per share — Continuing Operations	$(0.47)	$(0.13)	$0.25	$(0.31)

Diluted earnings (loss) per share — Continuing Operations	$(0.47)	$(0.13)	$0.24	$(0.31)

Basic earnings per share — Discontinued Operations	$—	$—	$—	$0.08

Diluted earnings per share — Discontinued Operations	$—	$—	$—	$0.08

Basic earnings (loss) per share	$(0.47)	$(0.13)	$0.25	$(0.22)

Diluted earnings (loss) per share	$(0.47)	$(0.13)	$0.24	$(0.22)

Three Months Ended, 2008	March 31	June 30	September 30	December 31

Operating revenue	$249,329	$276,050	$274,181	$230,861
Operating income (loss)	1,982	10,870	7,534	(30,237)
Income (loss) from continuing operations	(833)	6,205	2,895	(27,956)
Discontinued operations	—	(872)	(123)	(43)
Net income (loss)	(833)	5,333	2,772	(27,999)

Basic earnings (loss) per share — Continuing Operations	$(0.06)	$0.47	$0.22	$(2.09)

Diluted earnings (loss) per share — Continuing Operations	$(0.06)	$0.46	$0.21	$(2.09)

Basic loss per share — Discontinued Operations	$—	$(0.07)	$(0.01)	$(0.01)

Diluted loss per share — Discontinued Operations	$—	$(0.06)	$(0.01)	$(0.01)

Basic earnings (loss) per share	$(0.06)	$0.40	$0.21	$(2.10)

Diluted earnings (loss) per share	$(0.06)	$0.40	$0.20	$(2.10)

13.	Discontinued Operations

On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc. (Jevic), its hybrid LTL and TL trucking carrier business, which was previously a reportable segment.

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

In September 2008, the Company entered into a settlement agreement with the bankruptcy estate of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The consolidated statement of operations impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic. In 2009, the Company recorded an adjustment of $1.1 million; net of taxes, to the assumed SIR obligations as a result of reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.

The accompanying condensed consolidated statements of operations for all periods have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Years Ended
	2009	2008	2007

Pre-tax gain (loss) on disposal of discontinued operations	$1,887	$(2,218)	$—
Income tax (provision) benefit	(726)	1,180	1,257

Income (loss) from discontinued operations	$1,161	$(1,038)	$1,257

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

14.	Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

		Additions
	Balance,	Charged to	Charged to			Balance,
	Beginning	Costs and	Other		Deductions-	End of
Description	of Period	Expenses	Accounts		Describe(1)	Period
	(In thousands)

Year ended December 31, 2009:
Deducted from asset account — Allowance for uncollectible accounts	$7,553	$3,201	$31		$(3,947)	$6,838
Year ended December 31, 2008:
Deducted from asset account — Allowance for uncollectible accounts	5,935	5,213	—		(3,595)	7,553
Year ended December 31, 2007:
Deducted from asset account — Allowance for uncollectible accounts	3,912	4,254	28	(2)	(2,259)	5,935

(1)	Primarily uncollectible accounts written off — net of recoveries.

(2)	Reserves acquired with the acquisition of Madison Freight in 2008 and the Connection in 2007.

15.	Subsequent Events

Subsequent events have been evaluated through February 25, 2010 which is the date these financial statements were issued. Through that date there have been no recognized or non-recognized events to report.

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

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted below, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Disclosure Controls are effective to ensure that information the Company required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the fourth quarter of 2009 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected or that are reasonably likely to materially affect the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Saia, Inc. and its subsidiary is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment the Company’s management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting, which appears on page 33 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
James A. Darby	Vice President and Chief Financial Officer (Principal Financial Officer)
Stephanie R. Maschmeier	Controller (Principal Accounting Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers

Information required by this Item 9 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference. Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G (3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 27, 2010, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The consolidated financial statements required by this item are included in Item 9, “Financial Statements and Supplementary Data” herein.

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

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	February 25, 2010

/s/ James A. Darby James A. Darby	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 25, 2010

/s/ Stephanie R. Maschmeier Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 25, 2010

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 25, 2010

/s/ Linda J. French Linda J. French	Director	February 25, 2010

/s/ John J. Holland John J. Holland	Director	February 25, 2010

/s/ William F. Martin, Jr. William F. Martin, Jr.	Director	February 25, 2010

/s/ James A. Olson James A. Olson	Director	February 25, 2010

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	February 25, 2010

/s/ Douglas W. Rockel Douglas W. Rockel	Director	February 25, 2010

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	February 25, 2010

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1		Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).
3.2		Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
4.1		Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.1		Master Separation and Distribution Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.2		Tax Indemnification and Allocation Agreement between Yellow Corporation and Saia, Inc. (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.3		Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10	.4.1	Third Amended and Restated Credit Agreement dated as of June 26, 2009, by and among Saia, Inc., Bank of Oklahoma, N.A., as Lead Arranger, Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent U.S. Bank National Association, as Documentation Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 20, 2009).
10	.4.2	First Amendment to Third Amended and Restated Revolving Credit Agreement dated as of December 22, 2009, by and among Saia, Inc., the banks named therein and Bank of Oklahoma, N.A., (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10	.5.1	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10	.5.2	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related, Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 21, 2005).
10	.5.3	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related, Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on May 5, 2005).
10	.5.4	Amendment No. 3 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10	.5.5	Amendment No. 4 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 4, 2008).
10	.5.6	Amended and Restated Master Shelf Agreement Dated June 26, 2009, between Saia, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49938) filed on June 30, 2009).
10	.5.7	First Amendment to Amended and Restated Master Shelf Agreement dated as of December 22,2009 between Saia Inc., The Prudential Insurance Company of America and the note holders named therein (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22,2009).
10.6		Form of Executive Severance Agreement dated as of September 28, 2002 entered into between Saia, Inc. and certain executive officers (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).

E-1

Exhibit
Number		Description of Exhibit

10	.7.1	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).
10	.7.2	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).
10	.7.3	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).
10	.7.4	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.8.1	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.8.2	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.8.3	Second Amendment to Employment Agreement dated as of April 1, 2009 Between Saia, Inc., and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).
10	.9.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.9.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.10.1	Amended and Restated Employment Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.10.2	Amendment to Amended and Restated Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Anthony D. Albanese (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10	.10.3	Second Amendment to Amended and Restated Employment Agreement dated as of April 1, 2009 Between Saia, Inc., and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).
10	.11.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Anthony D. Albanese dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10	.11.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Anthony D. Albanese (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.12		Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).
10.13		Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and James A. Darby (incorporated herein by reference to Exhibit 10.6 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.14		Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Mark H. Robinson (incorporated herein by reference to Exhibit 10.7 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).

E-2

Exhibit
Number		Description of Exhibit

10.15		Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Sally R. Buchholz (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.16		Form of Indemnification Agreement dated as of December 7, 2006 entered into by Saia, Inc. and certain executive officers and directors (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).
10	.17.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007.
10	.17.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007
10	.17.3	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).
10.18		Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan.
10.19		Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).
10.20		Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Anthony D. Albanese (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).
10	.21.1	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006)
10	.21.2	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006)
10.22		Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).
10.23		SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).
10.24		Form of Share Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.25		Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
14		Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).
21		Subsidiary of Registrant.
23.1		Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1		Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).
31.2		Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).
32.1		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-3