Form 10-Q
period 2010-03-31
SAIA INC
filed 2010-04-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2010

Common Stock, par value $.001 per share	15,867,280

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements
Saia, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$6,372	$8,746
Accounts receivable, net	99,211	87,507
Prepaid expenses, including prepaid interest and fees of $6,374 and $6,998 in 2010 and 2009, and other	40,003	38,300

Total current assets	145,586	134,553
Property and Equipment, at cost	615,234	615,803
Less-accumulated depreciation	301,213	292,443

Net property and equipment	314,021	323,360
Identifiable Intangibles, net	2,133	2,266
Other Noncurrent Assets	6,111	6,247

Total assets	$467,851	$466,426

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$49,798	$46,997
Wages, vacation and employees’ benefits	20,813	18,793
Other current liabilities	35,411	36,981

Total current liabilities	106,022	102,771
Other Liabilities:
Long-term debt	90,000	90,000
Deferred income taxes	41,867	41,867
Claims, insurance and other	30,160	29,107

Total other liabilities	162,027	160,974
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,867,280 shares issued and outstanding at March 31, 2010 and December 31, 2009	16	16
Additional paid-in-capital	201,397	201,041
Deferred compensation trust, 170,370 and 168,360 shares of common stock at cost at March 31, 2010 and
December 31, 2009, respectively	(2,749)	(2,737)
Retained earnings	1,138	4,361

Total shareholders’ equity	199,802	202,681

Total liabilities and shareholders’ equity	$467,851	$466,426

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the quarters ended March 31, 2010 and 2009
(in thousands, except per share data)
(unaudited)

	First Quarter
	2010	2009
Operating Revenue	$212,224	$206,102
Operating Expenses:
Salaries, wages and employees’ benefits	117,464	127,635
Purchased transportation	17,435	13,861
Fuel, operating expenses and supplies	55,902	45,486
Operating taxes and licenses	9,214	8,990
Claims and insurance	5,085	7,611
Depreciation and amortization	9,305	10,031
Operating gains, net	(56)	(59)

Total operating expenses	214,349	213,555

Operating Loss	(2,125)	(7,453)
Nonoperating Expenses:
Interest expense	3,073	2,802
Other, net	(315)	21

Nonoperating expenses, net	2,758	2,823

Loss Before Income Taxes	(4,883)	(10,276)
Income Tax Benefit	(1,660)	(3,987)

Net Loss	$(3,223)	$(6,289)

Weighted average common shares outstanding — basic	15,697	13,345

Weighted average common shares outstanding — diluted	15,697	13,345

Basic Loss Per Share	$(0.21)	$(0.47)

Diluted Loss Per Share	$(0.21)	$(0.47)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the quarters ended March 31, 2010 and 2009
(in thousands)
(unaudited)

	First Quarter
	2010	2009
Operating Activities:
Net loss	$(3,223)	$(6,289)
Noncash items included in net loss:
Depreciation and amortization	9,210	10,228
Other, net	1,035	1,396
Changes in operating assets and liabilities, net	(9,333)	1,677

Net cash provided by (used in) operating activities	(2,311)	7,012

Investing Activities:
Acquisition of property and equipment	(122)	(2,266)
Proceeds from disposal of property and equipment	59	368

Net cash used in investing activities	(63)	(1,898)

Financing Activities:
Repayment of long-term debt	—	(20,225)

Net cash used in financing activities	—	(20,225)

Net Decrease in Cash and Cash Equivalents	(2,374)	(15,111)

Cash and cash equivalents, beginning of period	8,746	27,061

Cash and cash equivalents, end of period	$6,372	$11,950

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together, the Company or Saia). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2010 which the Company believes would have a significant impact on its consolidated financial statements.
(2) Computation of Loss Per Share
The calculation of basic loss per common share and diluted loss per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2010	2009
Numerator:
Net loss	$(3,223)	$(6,289)

Denominator:
Denominator for basic loss per share— weighted average common shares	15,697	13,345
Effect of dilutive stock options	—	—
Effect of other common stock equivalents	—	—

Denominator for diluted loss per share— adjusted weighted average common shares	15,697	13,345

Basic Loss Per Share	$(0.21)	$(0.47)

Diluted Loss Per Share	$(0.21)	$(0.47)

Due to the net loss for the quarters ended March 31, 2010 and 2009, respectively, options and other common stock equivalents of 311,033 and 413,904 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share. For the quarters ended March 31, 2010 and 2009, respectively, options for 395,616 and 322,043 shares would have been excluded from the calculation of diluted earnings per share if the Company had net earnings because their effect would have been anti-dilutive.
(3) Commitments and Contingencies
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at March 31, 2010 and December 31, 2009.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2010 and December 31, 2009, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2010 and December 31, 2009 is $104.0 million and $88.8 million, respectively, based upon level two in the fair value hierarchy.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2009 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Those financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Form 10-Q contains these types of statements, which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of on-going litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to Hours of Service, engine emissions, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A: Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by Item 1A of this Quarterly Report or Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q. The Company is under no obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.
Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Throughout 2009, the pricing environment became more challenging due to overcapacity in the industry, which negatively impacted yield. While improved, the challenging macro-economic environment remains. The Company plans to focus on initiatives to align costs with continued soft volumes, including measured pricing decisions, targeted sales and marketing programs and efficiency initiatives. Technology continues to be important in supporting service to our customers, operating management and yield.
The Company’s operating revenue increased by 3.0 percent in first quarter 2010 compared to first quarter 2009. The increase resulted primarily from the increase in tonnage and higher fuel surcharge.

Consolidated operating loss was $2.1 million for the first quarter of 2010 compared to consolidated operating loss of $7.5 million in the first quarter of 2009. In the first quarter of 2010, LTL tonnage was up 2.8 percent versus the prior-year quarter. Overcapacity in the LTL industry continues to pressure yield in 2010. Loss per share was $0.21 in the first quarter of 2010, compared to a loss per share of $0.47 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 101.0 percent in the first quarter of 2010 compared to 103.6 percent in the first quarter of 2009.
The Company had $2.3 million in cash used in operating activities through the first three months of the year compared with cash provided in the amount of $7.0 million in the prior-year period. The Company had net cash used in investing activities of $0.1 million during the first three months of 2010 for the purchase of property and equipment compared to $1.9 million in the first three months of 2009. The Company’s cash used in financing activities during the first three months of 2010 was zero compared to $20.2 million for debt repayments in the first three months of 2009. The Company had no borrowings on its revolving credit agreement, outstanding letters of credit of $55.1 million and cash and cash equivalents balance of $6.4 million as of March 31, 2010. The Company was in compliance with its debt covenants at March 31, 2010.
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
Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors discussed under “Forward Looking Statements” and “Item 1A Risk Factors”. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and average revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are a more integral part of annual customer contract renewals, blurring the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc. and Subsidiary
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2010 and 2009
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2010	2009	’10 v. ’09
Operating Revenue	$212,224	$206,102	3.0
Operating Expenses:
Salaries, wages and employees’ benefits	117,464	127,635	(8.0)
Purchased transportation	17,435	13,861	25.8
Depreciation and amortization	9,305	10,031	(7.2)
Fuel and other operating expenses	70,145	62,028	13.1
Operating Income (Loss)	(2,125)	(7,453)	(71.5)
Operating Ratio	101.0%	103.6%	(2.5)
Nonoperating Expense	2,758	2,823	(2.3)

Working Capital (as of March 31, 2010 and 2009)	39,564	12,513
Cash Flows provided by (used in) Operations	(2,311)	7,012
Net Acquisitions of Property and Equipment	63	1,898

Operating Statistics:
LTL Tonnage	858	834	2.8
Total Tonnage	1,021	984	3.7

LTL Shipments	1,551	1,550	—
Total Shipments	1,574	1,571	0.2

LTL Revenue per hundredweight	$11.52	$11.55	(0.2)
Total Revenue per hundredweight	$10.41	$10.47	(0.5)
Quarter ended March 31, 2010 vs. Quarter ended March 31, 2009
Revenue and volume
Consolidated revenue increased 3.0 percent to $212.2 million as a result of increased tonnage tempered by lower yields resulting from the continuing weak economic conditions and the competitive pricing environment. Due to continued overcapacity in the industry, the pricing environment remains challenging. During the first quarter of 2010, the increase in fuel surcharge revenue was less than the increase in fuel expense compared to the same quarter last year.
Saia’s LTL revenue per hundredweight (a measure of yield) decreased 0.2 percent to $11.52 per hundredweight for the first quarter of 2010 primarily as a result of the continued competitive pricing environment and overcapacity in the industry, partially offset by higher fuel surcharge. Saia’s LTL tonnage increased 2.8 percent to 0.9 million tons and LTL shipments remained flat at 1.6 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 1, 2010, Saia implemented a 4.8 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating expenses and operating loss
Consolidated operating loss of $2.1 million in the first quarter of 2010, compared to operating loss of $7.5 million in the prior year quarter, was impacted by increased tonnage and cost reduction efforts. The first quarter 2010 operating ratio (operating expenses divided by operating revenue) was 101.0 compared to 103.6 for the same period in 2009. The Company implemented reductions-in-force during first and fourth quarters of 2009 to bring the Company’s workforce in line with business levels and a reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to 10 percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and 10 percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Estimated savings compared to the first quarter of 2009 from the suspension of the 401(k) match is $1 million and $5 million from the compensation and wage reductions. Claims and insurance in the first quarter of 2010 was $2.5 million less than the first quarter of 2009 primarily reflecting favorable trends in the severity of accidents incurred and reduced cargo claims. Purchased transportation expenses increased 25.8 percent reflecting increased utilization due to higher volumes and adjustment to change in freight flow.
Other
Substantially all non-operating expenses represent interest expense. The effective tax rate was 34.0 percent for the quarter ended March 31, 2010 compared to 38.8 percent for the quarter ended March 31, 2009 reflecting the impact of forecasted earnings for 2010 and reduced tax credits. Fluctuations in the Company’s forecasted results for 2010 could potentially have a significant impact on the Company’s effective tax rate for an interim period.
Net loss was $3.2 million, or $0.21 per share, in the first quarter of 2010 compared to a net loss of $6.3 million, or $0.47 per share, in the first quarter of 2009. Due to the equity issuance of 2.3 million shares in December 2009, the number of shares outstanding has increased to 15.7 million for the first quarter, which compares to 13.3 million for prior year quarter. This change impacts the comparative earnings per share calculation.
Working capital/capital expenditures
Working capital at March 31, 2010 was $39.6 million, which increased from working capital at March 31, 2009 of $12.5 million. This increase was due to a decrease in wages, vacation and employee benefits of $17.7 million, other accrued liabilities of $7.7 million and $8.8 million due to the current portion of long term debt. Cash flows used in operating activities were $2.3 million for the three months ended March 31, 2010 versus $7.0 million provided by operating activities for the three months ended March 31, 2009. For the three months ended March 31, 2010, cash used in investing activities was $0.1 million versus $1.9 million in the prior-year period, due to lower property and equipment purchases. For the three months ended March 31, 2010, cash used in financing activities was zero versus $20.2 million in the prior-year period. The $20.2 million used for financing activities in first quarter 2009 was fully comprised of debt repayments including $11.5 million for the redemption of subordinated debentures.
Outlook
Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved, there remains uncertainty as to the timing of economic recovery through 2010. We are evaluating continued initiatives to reduce costs and increase productivity. We plan to continue to focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward- Looking Statements” and “Item 1A Risk Factors.”
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction in costs of purchased transportation, expansion of wireless dock technology and an enhanced weight and inspection process. The Company’s vacation expense will return to historical levels in 2010. The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match; reduction in compensation equal to 10 percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the 10 percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. If the Company builds market share, there are potential numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and “Item 1A Risk Factors”.
See “Item 1A Risk Factors” and “Forward-Looking Statements” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2010, which the Company believes would have a significant impact on its consolidated financial position or results of operations.
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
Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement, which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay in December 2009 approximately $17.5 million in indebtedness and $7.0 million in scheduled interest payments in December 2009 that were otherwise due under the Master Shelf Agreement in 2010.
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
Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place prior to the 2009 amendments, but continued to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. As a result of the June 2009 amendment (effective as of June 26, 2009), the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points. The Restated Credit Agreement provides for a 3.0% interest rate floor.

The Restated Credit Agreement, as amended by the December 2009 amendment, provides relief from certain financial covenants through March 31, 2011 after which time they return to previous levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable. Total bank commitments under the Restated Credit Agreement are $120 million subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.
At March 31, 2010, the Company had no borrowings under the Restated Credit Agreement and $55.1 million in letters of credit outstanding under the Restated Credit Agreement. At March 31, 2009, the Company had no borrowings under the Restated Credit Agreement and $53.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.
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
The initial $100 million Senior Notes have an initial fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has an initial fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has an initial fixed interest rate of 6.17 percent. Payments due for both $25 million issuances will be interest only until June 30, 2011 and at that time semi-annual principal payments will begin with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others.
In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due and prepaid interest included in prepaid expenses. In addition, the interest rate on the Senior Notes will increase to 9.75% in the first quarter of 2011. The interest rate on those notes may return to the original rates, when the Company is in compliance with the original financial covenants on or after the second quarter of 2011.
Other
At December 31, 2009, Yellow Corporation, now known as YRC Worldwide (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points. At March 31, 2010, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.
Projected net capital expenditures for 2010 are approximately $10 million, which is below historical levels due to the uncertain economic environment and will be reevaluated as tonnage improves. This represents an approximately $2.4 million increase from 2009 net capital expenditures of $7.6 million for property and equipment. Approximately $0.7 million of the 2010 capital budget was committed at March 31, 2010. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $14.1 million for the year ended December 31, 2009, while net cash used in investing activities was $7.6 million. As such, the cash flows from operations funded the majority of the $24.8 million cash used in financing activities in 2009. Cash flows used in operations were $2.3 million for the three months ended March 31, 2010. Cash flows from operating activities for the three months ended March 31,

2010 were $9.3 million lower than the prior year period primarily due to the increased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $6.4 million at March 31, 2010 and availability under its revolving credit facility, subject to the satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2010.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.9 million for 2010 and decreasing for each year thereafter, based on borrowings outstanding at March 31, 2010.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2010 (in millions).

	Payments due by year
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	13.6	25.7	22.1	7.1	21.5	90.0
Operating leases	11.3	12.9	10.5	7.8	5.2	19.7	67.4
Purchase obligations	1.6	—	—	—	—	—	1.6

Total contractual obligations	$12.9	$26.5	$36.2	$29.9	$12.3	$41.2	$159.0

	Amount of commitment expiration by year
	2010	2011	2012	2013	2014	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$64.9	—	$—	$64.9
Letters of credit	55.1	—	—	—	—	—	55.1
Surety bonds	5.4	—	—	—	—	—	5.4

Total commercial commitments	$60.5	$—	$—	$64.9	$—	$—	$125.4

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.
The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of March 31, 2010. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
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
In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic. In 2009, the Company recorded an adjustment of $1.2 million; net of taxes to the assumed SIR obligations as a result of reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.
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

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock, cash-based awards and stock-based awards. The criteria for the stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. As required by the Compensation-Stock Compensation Topic of FASB ASC 718, the Company accounts for its stock-based awards with the expense amortized over the three-year vesting period based on the Monte Carlo fair value method at the date the stock-based awards are granted. The Company accounts for stock options in accordance with FASB ASC 718 with option expense amortized over the three-year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of FASB ASC 718 Note 9 to the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks, including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s annual report on Form 10-K for the year ended December 31, 2009. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.
The following table provides information about the Company’s third-party financial instruments as of March 31, 2010. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2010
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Fixed rate debt	—	$13.6	$25.7	$22.1	$7.1	$21.5	$90.0	$104.0
Average interest rate	7.38%	7.13%	6.93%	6.98%	6.78%	6.16%
Variable rate debt	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—

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
Item 1A. Risk Factors — Risk Factors are described in Item 1A: Risk Factors of the Company’s annual report on Form 10-K for the year ended December 31, 2009 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number(or
	(a) Total				of Shares (or Units)	Approximate Dollar
	Number of		(b) Average		Purchased as Part	Value) of Shares (or
	Shares (or		Price Paid per		of Publicly	Units) that May Yet
	Units)		Share (or		Announced Plans	Be Purchased under
Period	Purchased (1)		Unit)		or Programs	thePlans or Programs
January 1, 2010 through January 31, 2010	910	(2)	$13.10	(2)	—	$—
February 1, 2010 through February 28, 2010	1,100	(3)	11.96	(3)	—	—
March 1, 2010 through March 31, 2010	—	(4)	—	(4)	—	—

Total	2,010				—

(1)	Shares purchased by the Saia, Inc.Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No.333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of January 1, 2010 through January 31, 2010.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of February 1, 2010 through February 28, 2010

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of March 1, 2010 throughMarch 31, 2010.
Item 3. Defaults Upon Senior Securities — None
Item 4. (Removed and Reserved)
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

SAIA, INC.
Date: April 30, 2010	/s/ James A. Darby
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