Form 10-Q
period 2010-06-30
SAIA INC
filed 2010-07-30
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 30, 2010

Common Stock, par value $.001 per share	15,881,553

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements
Saia, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$13,629	$8,746
Accounts receivable, net	101,435	87,507
Prepaid expenses, including prepaid interest and fees of $4,096 and $6,998 in 2010 and 2009, and other	37,679	38,300

Total current assets	152,743	134,553

Property and Equipment, at cost	613,202	615,803
Less-accumulated depreciation	308,422	292,443

Net property and equipment	304,780	323,360
Identifiable Intangibles, net	2,035	2,266
Other Noncurrent Assets	5,720	6,247

Total assets	$465,278	$466,426

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$48,106	$46,997
Wages, vacation and employees’ benefits	22,379	18,793
Other current liabilities	32,420	36,981
Current portion of long-term debt	8,571	—

Total current liabilities	111,476	102,771
Other Liabilities:
Long-term debt, less current portion	81,429	90,000
Deferred income taxes	41,867	41,867
Claims, insurance and other	27,897	29,107

Total other liabilities	151,193	160,974
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,881,553 and 15,867,280 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	16	16
Additional paid-in-capital	202,204	201,041
Deferred compensation trust, 169,254 and 168,360 shares of common stock at cost at June 30, 2010 and December 31, 2009, respectively	(2,729)	(2,737)
Retained earnings	3,118	4,361

Total shareholders’ equity	202,609	202,681

Total liabilities and shareholders’ equity	$465,278	$466,426

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2010 and 2009
(in thousands, except per share data)
(unaudited)

	Second Quarter		Six Months
	2010	2009	2010	2009
Operating Revenue	$231,342	$218,433	$443,566	$424,535
Operating Expenses:
Salaries, wages and employees’ benefits	121,421	125,679	238,885	253,314
Purchased transportation	22,011	17,505	39,446	31,366
Fuel, operating expenses and supplies	58,380	47,734	114,282	93,220
Operating taxes and licenses	9,173	8,862	18,387	17,852
Claims and insurance	5,411	9,063	10,496	16,674
Depreciation and amortization	9,222	9,991	18,527	20,022
Operating gains, net	(150)	(2)	(206)	(61)

Total operating expenses	225,468	218,832	439,817	432,387

Operating Income (Loss)	5,874	(399)	3,749	(7,852)
Nonoperating Expenses:
Interest expense	2,685	2,514	5,758	5,316
Other, net	63	(75)	(252)	(54)

Nonoperating expenses, net	2,748	2,439	5,506	5,262

Income (Loss) Before Income Taxes	3,126	(2,838)	(1,757)	(13,114)
Income Tax Provision (Benefit)	1,146	(1,091)	(514)	(5,078)

Net Income (Loss)	$1,980	$(1,747)	$(1,243)	$(8,036)

Weighted average common shares outstanding — basic	15,703	13,344	15,700	13,345

Weighted average common shares outstanding — diluted	16,124	13,344	15,700	13,345

Basic Earnings (Loss) Per Share	$0.13	$(0.13)	$(0.08)	$(0.60)

Diluted Earnings (Loss) Per Share	$0.12	$(0.13)	$(0.08)	$(0.60)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2010 and 2009
(in thousands)
(unaudited)

	Six Months
	2010	2009

Operating Activities:
Net Loss	$(1,243)	$(8,036)
Noncash items included in net loss:
Depreciation and amortization	18,527	20,022
Other, net	1,797	(98)
Changes in operating assets and liabilities, net	(14,032)	(2,154)

Net cash provided by operating activities	5,049	9,734

Investing Activities:
Acquisition of property and equipment	(560)	(4,949)
Proceeds from disposal of property and equipment	337	584

Net cash used in investing activities	(223)	(4,365)

Financing Activities:
Proceeds from stock option exercises	57	—
Repayment of long-term debt	—	(20,250)
Payment of debt issuance costs	—	(1,758)

Net cash provided by (used in) financing activities	57	(22,008)

Net Increase (Decrease) in Cash and Cash Equivalents	4,883	(16,639)
Cash and cash equivalents, beginning of period	8,746	27,061

Cash and cash equivalents, end of period	$13,629	$10,422

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
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the quarter and six months ended June 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, along with limited TL guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of June 30, 2010 which the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings (Loss) Per Share
The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2010	2009	2010	2009

Numerator:
Net income (loss)	$1,980	$(1,747)	$(1,243)	$(8,036)

Denominator:
Denominator for basic earnings (loss) per share— weighted average common shares	15,703	13,344	15,700	13,345
Effect of dilutive stock options	60	—	—	—
Effect of other common stock equivalents	361	—	—	—

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	16,124	13,344	15,700	13,345

Basic Earnings (Loss) Per Share	$0.13	$(0.13)	$(0.08)	$(0.60)

Diluted Earnings (Loss) Per Share	$0.12	$(0.13)	$(0.08)	$(0.60)

Due to the net loss for the six months ended June 30, 2010, options and other common stock equivalents of 410,860 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share. For the quarter and six months ended June 30, 2009, respectively, options and other common stock equivalents for 478,733 and 456,994 shares would have been excluded from the calculation of diluted earnings per share if the Company had net earnings because their effect would have been anti-dilutive.
(3) Commitments and Contingencies
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeal for the Ninth Circuit seeking permission to appeal this ruling. The petition was granted and the appeal is now pending. The proposed settlement is reflected as a liability of $0.8 million at June 30, 2010 and December 31, 2009.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2010 and December 31, 2009 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2010 and December 31, 2009 is $105.4 million and $88.8 million, respectively, based upon level two in the fair value hierarchy.

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
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements, which are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors and risks include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of on-going litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, property, revenue equipment and other operating assets; governmental regulations, including but not limited to hours of service, engine emissions, CSA 2010, a new carrier safety measurement, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased cost as a result of recently enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by Item 1A of this Quarterly Report or Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements which speak only as of the date of this Quarterly Report on Form 10-Q. The Company is under no obligation, and the Company expressly disclaims any obligation, to update or alter any forward-looking statements whether as a result of new information, future events or otherwise.
Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Throughout 2009, the pricing environment became more challenging due to overcapacity in the industry which negatively impacted yield. While improved, the challenging macro-economic environment remains. The Company plans on implementing prudent pricing decisions to improve yield and profitability, executing targeted sales and marketing programs, and continuing to focus on initiatives to align costs with volumes. Technology continues to be important in supporting service to our customers, operating management and yield.

The Company’s operating revenue increased by 5.9 percent in the second quarter of 2010 compared to the same period in 2009. The increase resulted primarily from increases in tonnage, improved yield from pricing actions and higher fuel surcharge.
Consolidated operating income was $5.9 million for the second quarter of 2010 compared to consolidated operating loss of $0.4 million in the second quarter of 2009. In the second quarter of 2010, LTL tonnage was up 1.6 percent versus the prior-year quarter. Earnings per share were $0.12 in the second quarter of 2010. This compares to loss per share of $0.13 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 97.5 percent in the second quarter of 2010. This compares to 100.2 percent in the second quarter of 2009.
The Company generated $5.0 million in cash provided by operating activities through the first six months of the year compared with cash provided in the amount of $9.7 million in the prior-year period. The Company had net cash used in investing activities of $0.2 million during the first six months of 2010 for the purchase of property and equipment compared to $4.4 million in the first six months of 2009. The Company’s cash provided by financing activities during the first six months of 2010 was less than $0.1 million compared to cash used in financial activities of $20.3 million for debt repayments and $1.8 million for debt issuance costs in the first six months of 2009. The Company had no borrowings under its revolving credit agreement, outstanding letters of credit of $55.1 million and cash and cash equivalents balance of $13.6 million as of June 30, 2010. The Company was in compliance with its debt covenants at June 30, 2010.
General
The following management’s discussion and analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. (also referred to as Saia or the Company).
The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional and interregional LTL services and selected longer haul LTL along with limited TL, guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC.
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

Results of Operations
Saia, Inc. and Subsidiary
Selected Results of Operations and Operating Statistics
For the quarters ended June 30, 2010 and 2009
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2010	2009	‘10 v. ‘09
Operating Revenue	$231,342	$218,433	5.9
Operating Expenses:
Salaries, wages and employees’ benefits	121,421	125,679	(3.4)
Purchased transportation	22,011	17,505	25.7
Depreciation and amortization	9,222	9,991	(7.7)
Fuel and other operating expenses	72,814	65,657	10.9
Operating Income (Loss)	5,874	(399)	(1,572.2)
Operating Ratio	97.5%	100.2%	(2.7)
Nonoperating Expense	2,748	2,439	12.7

Working Capital (as of June 30, 2010 and 2009)	41,267	11,609
Cash Flows provided by Operations (year to date)	5,049	9,734
Net Acquisitions of Property and Equipment (year to date)	(223)	(4,365)

Operating Statistics:
LTL Tonnage	918	903	1.6
Total Tonnage	1,104	1,063	3.8

LTL Shipments	1,642	1,683	(2.4)
Total Shipments	1,669	1,705	(2.1)

LTL Revenue per hundredweight	$11.68	$11.35	2.9
Total Revenue per hundredweight	$10.50	$10.28	2.1
Quarter and six months ended June 30, 2010 vs. Quarter and six months ended June 30, 2009
Revenue and volume
Consolidated revenue increased 5.9 percent to $231.3 million as a result of increased tonnage along with increased yield due to measured pricing actions and higher fuel surcharges. The environment remains challenging due to a sluggish economy, overcapacity in the industry and weak tonnage. However, improvements in the environment during 2010 have permitted the Company to implement measured pricing actions to improve yield. During the second quarter of 2010, the increase in fuel surcharge revenue was more than the increase in fuel expense compared to the same quarter last year.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.9 percent to $11.68 per hundredweight for the second quarter of 2010 due to the increased rates and fuel surcharge. Saia’s LTL tonnage increased 1.6 percent to 0.9 million tons and LTL shipments decreased 2.4 percent to 1.6 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 1, 2010, Saia implemented a 4.8 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

For the six months ended June 30, 2010, operating revenues were $443.6 million up 4.5 percent from $424.5 million for the six months ended June 30, 2009 primarily due to increased tonnage and higher fuel surcharge.
Operating expenses and operating income (loss)
Consolidated operating income of $5.9 million in the second quarter of 2010, compared to operating loss of $0.4 million in the prior year quarter, was impacted by increased tonnage and cost reductions. The second quarter 2010 operating ratio (operating expenses divided by operating revenue) was 97.5 compared to 100.2 for the same period in 2009. Salaries, wages and benefit expense decreased $4.3 million due to gains in productivity and decreased health insurance costs. Higher fuel prices and fuel volumes resulted in $8.2 million of the increase in fuel, operating expenses and supplies with the majority of the remaining increase due to higher maintenance costs. Claims and insurance in the second quarter of 2010 was $3.7 million less than the second quarter of 2009 reflecting favorable trends in the severity of accidents and reduced cargo claims. Purchased transportation expenses increased $4.5 million reflecting increased utilization due to higher volumes and adjustment to changes in freight flow.
The Company implemented reductions-in-force during the first and fourth quarters of 2009 to bring the Company’s workforce in line with business levels and a reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to 10 percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and 10 percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. This reduction is now reflected in both the current quarter and the same quarter last year.
For the six months ended June 30, 2010, operating income was $3.7 million with an operating ratio of 99.2 percent compared to an operating loss of $7.9 million with an operating ratio of 101.8 percent for the six months ended June 30, 2009. The reductions-in-force and the first quarter 2010 impact of the 2009 wage reductions described above, along with productivity improvement initiatives and decreased health insurance costs, resulted in a $14.4 million decrease in salaries, wages and benefit expense for the six months ended June 30, 2010. Higher fuel prices and fuel volumes resulted in $16.7 million of the increase in fuel, operating expenses and supplies with the majority of the remaining increase due to higher maintenance costs. Claims and insurance decreased $6.2 million for the six month period due to favorable trends in the severity of accidents incurred and reduced cargo claims. Purchased transportation expenses increased $8.1 million due to increased utilization as a result of increased tonnage and adjustments to changes in freight flow.
Other
Substantially all non-operating expenses represent interest expense. The effective tax rate was 36.7 percent for the quarter ended June 30, 2010 compared to 38.4 percent for the quarter ended June 30, 2009 reflecting the impact of forecasted earnings for 2010 and reduced tax credits. Fluctuations in the Company’s forecasted results for 2010 could potentially have a significant impact on the Company’s effective tax rate for an interim period.
Net income was $2.0 million, or $0.12 diluted per share, in the second quarter of 2010 compared to a net loss of $1.7 million, or $0.13 per share, in the second quarter of 2009. Net loss was $1.2 million or $0.08 per share in the first six months of 2010 compared to a net loss of $8.0 million or $0.60 per share in the first six months of 2009. Due to the equity issuance of 2.3 million shares in December 2009, the number of shares outstanding has increased to 15.7 million for the second quarter compared to 13.3 million for prior year quarter. This change impacts the comparative earnings per share calculation.
Working capital/capital expenditures
Working capital at June 30, 2010 was $41.3 million which increased from working capital at June 30, 2009 of $11.6 million. This increase was due to a decrease in accrued wages, vacation and employee benefits of $17.4 million, other accrued liabilities of $6.4 million and a decrease of $8.9 million due to the current portion of long-term debt. Cash flows provided by operating activities were $5.0 million for the six months ended June 30, 2010 versus $9.7 million provided by operating activities for the six months ended June 30, 2009. For the six months ended June 30, 2010, cash used in investing activities was $0.2 million versus $4.4 million in the prior-year period, due to lower property and equipment purchases. For the six months ended June 30, 2010, cash provided by financing activities was less than $0.1 million versus $22.0 million of cash used in financing activities in the prior-year period. The

$22.0 million used for financing activities in second quarter 2009 was comprised of debt repayments including $11.5 million for the redemption of subordinated debentures and debt issuance costs.
Outlook
Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company specific improvement initiatives. While improved, there remains uncertainty as to the timing and strength of economic recovery through 2010. We are evaluating continued initiatives to raise rates, to reduce costs and increase productivity. We plan to continue to focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.
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
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, software for sequencing city routes and automated time clocks for real-time productivity. The Company’s vacation expense has returned to historical levels in 2010 following a change in our vacation policy in 2009. Vacation expense for the remainder of the year is expected to remain at historical levels. The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match; reduction in compensation equal to 10 percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the 10 percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. If the Company builds market share, there are potential numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and “Item 1A Risk Factors”.
See “Forward-Looking Statements” and “Item 1A Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of June 30, 2010 which the Company believes would have a significant impact on its consolidated financial position or results of operations.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.
The Company is party to a revolving credit agreement (Restated Credit Agreement) with a group of banks to fund capital investment and working capital needs. The facility provides up to $120 million in availability, subject to a borrowing base. The Company is also party to a long-term note agreement (Restated Master Shelf Agreement). The Company entered into amendments in June and December 2009 to the Revolving Credit Agreement and Master Shelf Agreement obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay in December 2009 approximately $17.5 million in indebtedness, and $7.0 million in scheduled interest payments in December 2009 that were otherwise due under the Master Shelf Agreement in 2010.
On February 27, 2009, the Company fully redeemed $11.5 million of the 7% Convertible Subordinated Debentures due 2011.
Restated Credit Agreement
The December 2009 amendment to the Restated Credit Agreement reduced the revolving credit facility from $160 million to $120 million and resulted in debt issuance cost expense of $0.5 million in the fourth quarter of 2009. The Company also agreed as part of that amendment to prepay $2.0 million in estimated letter of credit fees otherwise payable in 2010. The Restated Credit Agreement is subject to a borrowing base described below, and matures on January 28, 2013. Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place prior to the 2009 amendments, but continue to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. As a result of the June 2009 amendment (effective as of June 26, 2009), the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points. The Restated Credit Agreement provides for a 3.0% interest rate floor.
The Restated Credit Agreement, as amended in December 2009, provides relief from certain financial covenants through March 31, 2011 after which time they return to previous levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable. Total bank commitments under the Restated Credit Agreement are $120 million subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.
At June 30, 2010, the Company had no borrowings and $55.1 million in letters of credit outstanding under the Restated Credit Agreement. At June 30, 2009, the Company had no borrowings and $57.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.
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
Other
At December 31, 2009, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points. At June 30, 2010, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.
Projected net capital expenditures for 2010 are approximately $10 million which is below historical levels due to the uncertain economic environment and will be reevaluated as tonnage improves. This represents an approximately $2.4 million increase from 2009 net capital expenditures of $7.6 million for property and equipment. Approximately $0.2 million of the 2010 capital budget was committed at June 30, 2010. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operations were $14.1 million for the year ended December 31, 2009, while net cash used in investing activities was $7.6 million. As such, the cash flows from operations funded a portion of the $24.8 million cash used in financing activities in 2009. Cash flows provided by operating activities were $5.0 million for the six months ended June 30, 2010, $4.7 million lower than the prior year period primarily due to the increased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $13.6 million at June 30, 2010 and availability under its revolving credit facility, subject to the satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at June 30, 2010.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.9 million for 2010 and decreasing for each year thereafter based on borrowings outstanding at June 30, 2010.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2010 (in millions).

	Payments due by year
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	17.1	22.1	22.1	7.1	21.6	90.0
Operating leases	7.7	13.7	11.3	8.6	6.0	20.3	67.6
Purchase obligations	1.7	—	—	—	—	—	1.7

Total contractual obligations	$9.4	$30.8	$33.4	$30.7	$13.1	$41.9	$159.3

	Amount of commitment expiration by year
	2010	2011	2012	2013	2014	Thereafter	Total

Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$64.9	$—	$—	$64.9
Letters of credit	45.8	11.0	—	—	—	—	56.8
Surety bonds	2.5	2.6	—	—	—	—	5.1

Total commercial commitments	$48.3	$13.6	$—	$64.9	$—	$—	$126.8

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.
The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of June 30, 2010. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
The Company sold the stock of Jevic Transportation, Inc. (Jevic) on June 30, 2006 and remains a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. The SIR obligation was estimated to be approximately $15.3 million as of the June 30, 2006 transaction date. In connection with the transaction, Jevic provided collateral in the form of a $15.3 million letter of credit with a third party bank in favor of the Company. The amount of the letter of credit was reduced to $13.2 million following draws by the Company on the letter of credit to fund the SIR portion of settlements of claims against Jevic arising prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the estimates of the indemnification obligations as of June 30, 2008. The income statement impact of $0.9 million, net of taxes, was reflected as discontinued operations in the second quarter of 2008.
In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic. In 2009, the Company recorded an adjustment of $1.2 million, net of taxes to the assumed SIR obligations as a result of reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.
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

•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.

•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock and stock-based awards. The criteria for the stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. As required by the Compensation-Stock Compensation Topic of FASB ASC 718 the Company accounts for its stock-based awards with the expense amortized over the three-year vesting period based on the Monte Carlo fair value method at the date the stock-based awards are granted. The Company accounts for stock options in accordance with FASB ASC 718 with option expense amortized over the three-year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. See discussion of adoption of FASB ASC 718 Note 9 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of the fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.
The following table provides information about the Company’s third-party financial instruments as of June 30, 2010. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2010
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	—	$17.1	$22.1	$22.1	$7.1	$21.6	$90.0	$105.4
Average interest rate	7.38%	7.13%	6.93%	6.98%	6.78%	6.16%
Variable rate debt	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—
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
During the period covered by this Quarterly Report on Form 10-Q, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting which consists of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.
Limitations on the Effectiveness of Controls
The Company’s management, including the CEO and CFO, does not expect that its Disclosure Controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 3 of the accompanying consolidated financial statements.
Item 1A. Risk Factors — Risk Factors are described in Item 1A Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and there have been no material changes.
The recently enacted legislation on healthcare reform and proposed amendments thereto could impact the healthcare benefits required to be provided by the Company and cause our compensation costs to increase, adversely affecting our results and cash flows.
The recently enacted healthcare legislation and proposed amendments thereto contain provisions which could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would adversely affect our results and cash flows.
Comprehensive Safety Analysis 2010 (CSA 2010) could adversely affect our results and ability to maintain or grow our fleet.
Under CSA 2010, a new carrier safety measurement mandated by the Federal Motor Carrier Safety Administration, drivers and fleets will be evaluated and ranked based on certain safety-related standards. While the ultimate impact of this new carrier safety measurement is not yet known, it is possible that these new measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
				(d) Maximum
				Number (or
			(c) Total Number	Approximate Dollar
	(a) Total		of Shares (or Units)	Value) of Shares (or
	Number of	(b) Average	Purchased as Part	Units) that May Yet
	Shares (or	Price Paid per	of Publicly	be Purchased under
	Units)	Share (or	Announced Plans	the Plans or
Period	Purchased (1)	Unit)	or Programs	Programs
April 1, 2010 through April 30, 2010	— (2)	$— (2)	—	$—
May 1, 2010 through May 31, 2010	1,000 (3)	14.61 (3)	—	—
June 1, 2010 through June 30, 2010	— (4)	— (4)	—	—

Total	1,000		—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,300 shares of Saia stock on the open market at $16.21 during the period of April 1, 2010 through April 30, 2010.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 816 shares of Saia stock at $16.20 on the open market during the period of May 1, 2010 through May 31, 2010.

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of June 1, 2010 through June 30, 2010.

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

SAIA, INC.
Date: July 30, 2010	/s/ James A. Darby
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