Form 10-Q
period 2010-09-30
SAIA INC
filed 2010-10-29
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 28, 2010

Common Stock, par value $.001 per share	15,900,245

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statement
Saia, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$27,208	$8,746
Accounts receivable, net	104,473	87,507
Prepaid expenses, including prepaid interest and fees of $1,980 and $6,998 in 2010 and 2009, and other	28,393	38,300

Total current assets	160,074	134,553

Property and Equipment, at cost	613,590	615,803
Less-accumulated depreciation	316,230	292,443

Net property and equipment	297,360	323,360
Identifiable Intangibles, net	1,938	2,266
Other Noncurrent Assets	5,750	6,247

Total assets	$465,122	$466,426

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$44,272	$46,997
Wages, vacation and employees’ benefits	24,310	18,793
Other current liabilities	32,246	36,981
Current portion of long-term debt	8,571	—

Total current liabilities	109,399	102,771
Other Liabilities:
Long-term debt, less current portion	81,429	90,000
Deferred income taxes	41,830	41,867
Claims, insurance and other	26,943	29,107

Total other liabilities	150,202	160,974
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,900,245 and 15,867,280 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	16	16
Additional paid-in capital	202,634	201,041
Deferred compensation trust, 170,254 and 168,360 shares of common stock at cost at September 30, 2010 and December 31, 2009, respectively	(2,742)	(2,737)
Retained earnings	5,613	4,361

Total shareholders’ equity	205,521	202,681

Total liabilities and shareholders’ equity	$465,122	$466,426

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the quarter and nine months ended September 30, 2010 and 2009
(in thousands, except per share data)
(unaudited)

	Third Quarter		Nine Months
	2010	2009	2010	2009
Operating Revenue	$234,662	$222,205	$678,228	$646,740
Operating Expenses:
Salaries, wages and employees’ benefits	123,298	118,053	362,183	371,367
Purchased transportation	21,617	18,004	61,063	49,370
Fuel, operating expenses and supplies	58,987	52,340	173,269	145,560
Operating taxes and licenses	9,293	8,905	27,680	26,757
Claims and insurance	5,997	7,343	16,493	24,017
Depreciation and amortization	8,946	9,797	27,473	29,819
Operating (gains)/loss, net	(23)	11	(229)	(50)

Total operating expenses	228,115	214,453	667,932	646,840

Operating Income (Loss)	6,547	7,752	10,296	(100)
Nonoperating Expenses:
Interest expense	2,469	3,053	8,227	8,369
Other, net	(95)	(106)	(347)	(160)

Nonoperating expenses, net	2,374	2,947	7,880	8,209

Income (Loss) Before Income Taxes	4,173	4,805	2,416	(8,309)
Income Tax Provision (Benefit)	1,678	1,513	1,164	(3,565)

Net Income (Loss)	$2,495	$3,292	$1,252	$(4,744)

Weighted average common shares outstanding — basic	15,719	13,363	15,707	13,351

Weighted average common shares outstanding — diluted	16,094	13,867	16,082	13,351

Basic Earnings (Loss) Per Share	$0.16	$0.25	$0.08	$(0.36)

Diluted Earnings (Loss) Per Share	$0.16	$0.24	$0.08	$(0.36)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(in thousands)
(unaudited)

	Nine Months
	2010	2009
Operating Activities:
Net income (loss)	$1,252	$(4,744)
Noncash items included in net income (loss):
Depreciation and amortization	27,473	29,819
Other, net	2,403	546
Changes in operating assets and liabilities, net	(11,601)	(5,652)

Net cash provided by operating activities	19,527	19,969
Investing Activities:
Acquisition of property and equipment	(1,575)	(6,812)
Proceeds from disposal of property and equipment	401	579

Net cash used in investing activities	(1,174)	(6,233)
Financing Activities:
Proceeds from stock option exercises	109	294
Repayment of long-term debt	—	(20,250)
Payment of debt issuance costs	—	(2,638)

Net cash provided by (used in) financing activities	109	(22,594)

Net Increase (Decrease) in Cash and Cash Equivalents	18,462	(8,858)
Cash and cash equivalents, beginning of period	8,746	27,061

Cash and cash equivalents, end of period	$27,208	$18,203

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
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the quarter and nine months ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2010.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, along with limited truckload (TL) guaranteed and expedited service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of September 30, 2010 which the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings (Loss) Per Share
The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2010	2009	2010	2009

Numerator:
Net income (loss)	$2,495	$3,292	$1,252	$(4,744)

Denominator:
Denominator for basic earnings (loss) per share—
weighted average common shares	15,719	13,363	15,707	13,351
Effect of dilutive stock options	37	80	48	—
Effect of other common stock equivalents	338	424	327	—

Denominator for diluted earnings (loss) per share— adjusted weighted average common shares	16,094	13,867	16,082	13,351

Basic Earnings (Loss) Per Share	$0.16	$0.25	$0.08	$(0.36)

Diluted Earnings (Loss) Per Share	$0.16	$0.24	$0.08	$(0.36)

Due to the net loss for the nine months ended September 30, 2009, options and other common stock equivalents of 485,441 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share.
(3) Commitments and Contingencies
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff appealed this ruling to the United States Court of Appeal. On October 8, 2010, the Court of Appeal issued a memorandum vacating the District Court’s decision and remanding the matter to the District Court for reconsideration of the Plaintiff’s motion for preliminary approval of the settlement. The proposed settlement is reflected as a liability of $0.8 million at September 30, 2010 and December 31, 2009.
Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.
(4) Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2010 and December 31, 2009 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at September 30, 2010 and December 31, 2009 is $95.0 million and $88.8 million, respectively, based upon level two in the fair value hierarchy.

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
Forward-Looking Statements
The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements, which are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity securities that would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Comprehensive Safety Analysis 2010, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as updated by Item 1A. of this Quarterly Report on Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur.
Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Throughout 2009, the pricing environment became more challenging due to overcapacity in the industry which negatively impacted yield. While improved, the challenging macro-economic environment remains. The Company has implemented prudent pricing decisions over the last several quarters to improve yield and profitability. The Company is executing targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be important in supporting service to our customers, operating management and yield. In 2009, these initiatives included multiple reductions-in-force, wage reductions, reductions in discretionary spending and process improvements to minimize costs.

The Company’s operating revenue increased by 5.6 percent in the third quarter of 2010 compared to the same period in 2009. The increase resulted primarily from increases in tonnage, improved yield from pricing actions and higher fuel surcharge.
Consolidated operating income was $6.5 million for the third quarter of 2010 compared to consolidated operating income of $7.8 million in the third quarter of 2009. The third quarter of 2009 included an $8.4 million favorable adjustment to reflect a change in the Company’s vacation policy. In the third quarter of 2010, LTL tonnage was up 1.2 percent versus the prior-year quarter. Diluted earnings per share were $0.16 in the third quarter of 2010. This compares to diluted earnings per share of $0.24 in the prior-year quarter. Excluding the adjustment to reflect the change in the Company’s vacation policy, the loss per share for the quarter ended September 2009 would have been $0.16. The operating ratio (operating expenses divided by operating revenue) was 97.2 percent in the third quarter of 2010. This compares to 96.5 percent, or 100.3 percent excluding the vacation adjustment, in the third quarter of 2009.
The Company generated $19.5 million in cash provided by operating activities through the first nine months of the year compared with cash provided in the amount of $20.0 million in the prior-year period. The Company had net cash used in investing activities of $1.2 million during the first nine months of 2010 for the purchase of property compared to $6.2 million in the first nine months of 2009. The Company’s cash provided by financing activities during the first nine months of 2010 was $0.1 million compared to cash used in financing activities of first nine months of 2009, which included $20.3 million for debt repayments and $2.6 million for debt issuance costs. The Company had no borrowings under its revolving credit agreement, outstanding letters of credit of $55.1 million and cash and cash equivalents balance of $27.2 million as of September 30, 2010. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2010.
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
Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors discussed under “Forward Looking Statements” and “Item 1A. Risk Factors”. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and average revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc. and Subsidiary
Selected Results of Operations and Operating Statistics
For the quarter ended September 30, 2010 and 2009
(in thousands, except ratios and revenue per hundredweight)
(unaudited)

			Percent
			Variance
	2010	2009	’10 v. ’09
Operating Revenue	$234,662	$222,205	5.6
Operating Expenses:
Salaries, wages and employees’ benefits	123,298	118,053	4.4
Purchased transportation	21,617	18,004	20.1
Depreciation and amortization	8,946	9,797	(8.7)
Fuel and other operating expenses	74,254	68,599	8.2
Operating Income	6,547	7,752	(15.5)
Operating Ratio	97.2%	96.5%	0.7
Nonoperating Expense	2,374	2,947	(19.4)

Working Capital (as of September 30, 2010 and 2009)	50,675	19,289
Cash Flows provided by Operations (year to date)	19,527	19,969
Net Acquisitions of Property and Equipment (year to date)	(1,174)	(6,233)

Operating Statistics:
LTL Tonnage	924	912	1.2
Total Tonnage	1,102	1,074	2.6

LTL Shipments	1,670	1,687	(1.0)
Total Shipments	1,695	1,710	(0.9)

LTL Revenue per hundredweight	$11.77	$11.39	3.3
Total Revenue per hundredweight	$10.64	$10.34	3.0
Quarter and nine months ended September 30, 2010 vs. Quarter and nine months ended September 30, 2009
Revenue and volume
Consolidated revenue increased 5.6 percent to $234.7 million as a result of increased tonnage along with increased yield due to higher fuel surcharges and measured pricing actions. The environment remains challenging due to a sluggish economy, overcapacity in the industry and weak tonnage. However, improvements in the environment during 2010 have permitted the Company to implement measured pricing actions to improve yield. During the third quarter of 2010, the increase in fuel surcharge revenue was more than the increase in fuel expense compared to the same quarter last year.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.3 percent to $11.77 per hundredweight for the third quarter of 2010 due to the increased rates and impact of higher fuel surcharge. Saia’s LTL tonnage increased 1.2 percent to 0.9 million tons and LTL shipments decreased 1.0 percent to 1.7 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to individual customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On February 1, 2010, Saia implemented a 4.8 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

For the nine months ended September 30, 2010, operating revenues were $678.2 million up 4.9 percent from $646.7 million for the nine months ended September 30, 2009 primarily due to increased tonnage and higher fuel surcharge.
Operating expenses and operating income (loss)
Consolidated operating income was $6.5 million in the third quarter of 2010, compared to operating income of $7.8 million in the prior year quarter. The third quarter of 2009 includes a favorable adjustment of $8.4 million to reflect a change in the Company’s vacation policy. Overall, the operations were favorably impacted by increased tonnage and cost reductions. The third quarter 2010 operating ratio (operating expenses divided by operating revenue) was 97.2 percent, compared to 96.5 percent or 100.3 percent excluding the adjustment to reflect the change in the Company’s vacation policy, for the same period in 2009. Salaries, wages and benefit expense increased $5.2 million due to the effect of the $8.4 million vacation adjustment in prior year. Higher fuel prices and fuel volumes resulted in $4.3 million of the increase in fuel, operating expenses and supplies with the majority of the remaining increase due to higher maintenance costs. Claims and insurance in the third quarter of 2010 was $1.3 million less than the third quarter of 2009 reflecting favorable trends in the severity of accidents and reduced cargo claims. Purchased transportation expense increased $3.6 million reflecting increased utilization due to higher volumes and adjustments to changes in freight flow.
The Company implemented reductions-in-force during the first and fourth quarters of 2009 to bring the Company’s workforce in line with business levels and a reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to 10 percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and 10 percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. This reduction is reflected in both the current quarter and the same quarter last year.
For the nine months ended September 30, 2010, operating income was $10.3 million with an operating ratio of 98.5 percent, compared to an operating loss of $0.1 million with an operating ratio of 100.0 percent for the nine months ended September 30, 2009. The reductions-in-force and the first quarter 2010 impact of the 2009 wage reductions, along with productivity improvement initiatives and decreased health insurance costs, resulted in a $9.2 million decrease in salaries, wages and benefit expense for the nine months ended September 30, 2010. Higher fuel prices and fuel volumes resulted in $20.9 million of the increase in fuel, operating expenses and supplies with the majority of the remaining increase due to higher maintenance costs. Claims and insurance decreased $7.5 million for the nine month period due to favorable trends in the severity of accidents incurred and reduced cargo claims. Purchased transportation expenses increased $11.7 million due to increased utilization as a result of increased tonnage and adjustments to changes in freight flow.
Other
Substantially all non-operating expenses represent interest expense. The interest expense in third quarter 2010 was lower due to lower borrowings and scheduled principal payments made in 2010. The effective tax rate was 40.2 percent for the quarter ended September 30, 2010 compared to 31.5 percent for the quarter ended September 30, 2009 reflecting the impact of improved earnings for 2010 and reduced tax credits. For the nine months ended September 30 2010, the effective tax rate was 48.2 percent compared to 42.9 percent for the nine months ended September 30, 2009. Due to fluctuations in the Company’s results for the full year of 2010 potentially having a significant impact on the Company’s effective tax rate for an interim period, the Company has determined its effective tax rate on a year-to-date basis.
Net income was $2.5 million or $0.16 per diluted share in the third quarter of 2010 compared to a net income of $3.3 million, or $0.24 per share, in the third quarter of 2009. Net income of $1.3 million or $0.08 per diluted share for the first nine months of 2010 compared to a net loss of $4.7 million or $0.36 per diluted share in the prior year period. Due to the issuance of 2.3 million shares of common stock in December 2009, the number of shares outstanding has increased to 15.7 million for the third quarter of 2010 compared to 13.4 million for prior year quarter. This change impacts the comparative earnings per share calculation.
Working capital/capital expenditures
Working capital at September 30, 2010 was $50.7 million which increased from working capital at September 30, 2009 of $19.3 million. This increase was primarily due to a decrease in other accrued liabilities of $18.3 million which included decreases in accounts payable and claims and insurance. Cash flows provided by operating activities for continuing operations were $19.5 million for the nine months ended September 30, 2010 versus $19.9 million provided by operating activities for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, cash used in investing activities was $1.2 million versus $6.2 million in the prior-year period, due to lower property and equipment purchases. For the nine months ended September 30, 2010, cash provided by financing activities was $0.1 million versus $22.6 million of cash used in financing activities for the prior-year period. The $20.3 million used for financing activities in third quarter 2009 for debt repayments included $11.5 million for the redemption of subordinated debentures and debt issuance costs.
Outlook
Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved, there remains uncertainty as to the timing and strength of economic recovery through the remainder of 2010 and into 2011. We are evaluating continued initiatives to increase pricing, to reduce costs and increase productivity. We plan to continue to focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.
The Company plans to continue to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On October 15, 2010, Saia implemented a 5.9 percent general rate increase for customers’ comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward- Looking Statements” and “Item 1A. Risk Factors.”
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, software for sequencing city routes and automated time clocks for real-time productivity. The Company’s vacation expense has returned to historical levels in 2010 following a change in our vacation policy in 2009. Vacation expense for the remainder of the year is expected to remain at historical levels. The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to 10 percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the 10 percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and “Item 1A. Risk Factors”.
See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of September 30, 2010 that the Company believes would have a significant impact on its consolidated financial position or results of operations.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures and information technology, letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (Restated Credit Agreement) with a group of banks to fund capital investment, letters of credit and working capital needs. The facility provides up to $120 million in availability, subject to a borrowing base. The Company is also party to a long-term note agreement (Restated Master Shelf Agreement). The Company entered into amendments in June and December 2009 to both agreements obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.
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
At September 30, 2010, the Company had no borrowings and $55.1 million in letters of credit outstanding under the Restated Credit Agreement. At September 30, 2009, the Company had no borrowings and $57.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.
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
In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid in December 2009 the principal and interest on the Senior Notes otherwise due and payable during 2010, at the then current interest rates. This resulted in no current portion due in 2010 and prepaid interest included in prepaid expenses. In addition, the interest rate on the Senior Notes will increase to 9.75% in the first quarter of 2011. The interest rate on those notes may return to the original rates, when the Company is in compliance with the original financial covenants on or after the second quarter of 2011.
Other
At December 31, 2009 and September 30, 2010, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points. At September 30, 2010, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.
Projected net capital expenditures for 2010 are approximately $7 million which is below historical levels due to the uncertain economic environment and will be reevaluated as tonnage improves. This represents an approximately $2 million decrease from 2009 net capital expenditures of $9.0 million for property and equipment. Approximately $1.7 million of the 2010 capital budget was committed at September 30, 2010. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $14.1 million for the year ended December 31, 2009, while net cash used in investing activities was $7.6 million. As such, the cash flows from operations funded a portion of the $24.8 million cash used in financing activities in 2009. Cash flows provided by operating activities were $19.5 million for the nine months ended September 30, 2010, $0.4 million lower than the prior year period primarily due to the increased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $27.2 million at September 30, 2010 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at September 30, 2010.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.9 million for 2010 and decreasing for each year thereafter based on borrowings outstanding at September 30, 2010.

Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2010 (in millions).

	Payments due by year
	2010	2011	2012	2013	2014	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	—	17.1	22.1	22.1	7.1	21.6	90.0
Operating leases	3.8	14.3	11.7	9.0	6.4	20.7	65.9
Purchase obligations (1)	5.6	—	—	—	—	—	5.6

Total contractual obligations	$9.4	$31.4	$33.8	$31.1	$13.5	$42.3	$161.5

(1)	Includes commitments of $1.7 million for capital expenditures.

	Amount of commitment expiration by year
	2010	2011	2012	2013	2014	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$64.9	$—	$—	$64.9
Letters of credit	1.7	55.1	—	—	—	—	56.8
Surety bonds	—	5.1	—	—	—	—	5.1

Total commercial commitments	$1.7	$60.2	$—	$64.9	$—	$—	$126.8

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.
The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of September 30, 2010. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
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
In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on the Jevic letter of credit and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. The income statement impact of the September 2008 settlement of $0.1 million, net of taxes, was reflected as discontinued operations in the third quarter of 2008 and includes a $0.3 million net reduction in the liability for unrecognized tax benefits related to Jevic. In 2009, the Company recorded an adjustment of $1.2 million, net of taxes, to the assumed SIR obligations as a result of reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.
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
The following table provides information about the Company’s third-party financial instruments as of September 30, 2010. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2010
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed rate debt	—	$17.1	$22.1	$22.1	$7.1	$21.6	$90.0	$95.0
Average interest rate	7.38%	7.13%	6.93%	6.98%	6.78%	6.16%
Variable rate debt	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—
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
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Disclosure Controls are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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
Item 1A. Risk Factors — Risk Factors are described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and there have been no material changes, except as noted below:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —
Issuer Purchases of Equity Securities

						(d) Maximum Number
					(c) Total Number of	(or Approximate
					Shares (or Units)	Dollar Value) of
					Purchased as Part	Shares (or Units)
	(a) Total Number of		(b) Average Price		of Publicly	that May Yet be
	Shares (or Units)		Paid per Share (or		Announced Plans or	Purchased under the
Period	Purchased (1)		Unit)		Programs	Plans or Programs
July 1, 2010 through July 31, 2010	—	(2)	$—	(2)	—	$—
August 1, 2010 through August 31, 2010	1,000	(3)	12.54	(3)	—	—
September 1, 2010 through September 30, 2010	—	(4)	—	(4)	—	—

Total	1,000				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of July 1, 2010 through July 31, 2010.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of August 1, 2010 through August 31, 2010.

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of September 1, 2010 through September 30, 2010.
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

SAIA, INC.
Date: October 29, 2010	/s/ James A. Darby
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