Form 10-Q
period 2011-03-31
SAIA INC
filed 2011-04-29
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2011
Common Stock, par value $.001 per share	15,925,551

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements
Saia, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$22,001	$29,045
Accounts receivable, net	110,672	94,569
Prepaid expenses and other	30,682	29,882

Total current assets	163,355	153,496
Property and Equipment, at cost	615,281	610,572
Less-accumulated depreciation	327,542	319,634

Net property and equipment	287,739	290,938
Identifiable Intangibles, net	1,743	1,840
Other Noncurrent Assets	5,671	5,883

Total assets	$458,508	$452,157

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,162	$37,745
Wages, vacation and employees’ benefits	20,985	19,101
Other current liabilities	32,804	31,777
Current portion of long-term debt	17,143	17,143

Total current liabilities	109,094	105,766
Other Liabilities:
Long-term debt, less current portion	72,857	72,857
Deferred income taxes	39,077	39,077
Claims, insurance and other	29,529	28,099

Total other liabilities	141,463	140,033
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,925,551 and 15,900,245 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	16	16
Additional paid-in-capital	203,087	202,751
Deferred compensation trust, 135,899 and 169,344 shares of common stock at cost at March 31, 2011 and December 31, 2010, respectively	(2,183)	(2,727)
Retained earnings	7,031	6,318

Total stockholders’ equity	207,951	206,358

Total liabilities and stockholders’ equity	$458,508	$452,157

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the quarters ended March 31, 2011 and 2010
(unaudited)

	First Quarter
	2011	2010
	(in thousands, except per share data)
Operating Revenue	$243,018	$212,224
Operating Expenses:
Salaries, wages and employees’ benefits	122,740	117,464
Purchased transportation	21,066	17,435
Fuel, operating expenses and supplies	69,941	55,902
Operating taxes and licenses	9,357	9,214
Claims and insurance	7,252	5,085
Depreciation and amortization	8,573	9,305
Operating gains, net	(1)	(56)

Total operating expenses	238,928	214,349

Operating Income (Loss)	4,090	(2,125)
Nonoperating Expenses:
Interest expense	2,998	3,073
Other, net	(91)	(315)

Nonoperating expenses, net	2,907	2,758

Income (Loss) Before Income Taxes	1,183	(4,883)
Income Tax Provision (Benefit)	470	(1,660)

Net Income (Loss)	$713	$(3,223)

Weighted average common shares outstanding — basic	15,768	15,697

Weighted average common shares outstanding — diluted	16,119	15,697

Basic Earnings (Loss) Per Share	$0.05	$(0.21)

Diluted Earnings (Loss) Per Share	$0.04	$(0.21)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the quarters ended March 31, 2011 and 2010
(unaudited)

	First Quarter
	2011	2010
	(in thousands)
Operating Activities:
Net income (loss)	$713	$(3,223)
Noncash items included in net income (loss):
Depreciation and amortization	8,573	9,210
Other, net	742	1,035
Changes in operating assets and liabilities, net	(11,027)	(9,333)

Net cash used in operating activities	(999)	(2,311)

Investing Activities:
Acquisition of property and equipment	(6,106)	(122)
Proceeds from disposal of property and equipment	61	59

Net cash used in investing activities	(6,045)	(63)

Financing Activities:

Net cash provided by (used in) financing activities	—	—

Net Decrease in Cash and Cash Equivalents	(7,044)	(2,374)
Cash and cash equivalents, beginning of period	29,045	8,746

Cash and cash equivalents, end of period	$22,001	$6,372

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1) Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together, the Company or Saia). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2011.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL along with guaranteed, expedited and limited truckload (TL) service solutions to a broad base of customers across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2011 that the Company believes would have a significant impact on its condensed consolidated financial statements.
(2) Computation of Earnings (Loss) Per Share
The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2011	2010
Numerator:
Net income (loss )	$713	$(3,223)

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	15,768	15,697
Effect of dilutive stock options	45	—
Effect of other common stock equivalents	306	—

Denominator for diluted earnings (loss ) per share— adjusted weighted average common shares	16,119	15,697

Basic Earnings (Loss) Per Share	$0.05	$(0.21)

Diluted Earnings (Loss) Per Share	$0.04	$(0.21)

Due to the net loss for the quarter ended March 31, 2010, options and other common stock equivalents of 311,033 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share. For the quarters ended March 31, 2011 and 2010, respectively, options for 234,820 and 395,616 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
(3) Commitments and Contingencies
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeals for the Ninth Circuit seeking permission to appeal this ruling. On October 8, 2010, the Court of Appeals issued a memorandum vacating the District Court’s decision and remanding the matter to the District Court for reconsideration of the Plaintiff’s motion for preliminary approval of the settlement. The proposed settlement is reflected as a liability of $0.8 million at March 31, 2011 and December 31, 2010.
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
(4) Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2011 and December 31, 2010 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at March 31, 2011 and December 31, 2010 was $94.9 million and $97.7 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $90.0 million at March 31, 2011 and December 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2010 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.
Forward-Looking Statements
The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements, which are “forward-looking” within the meaning of the Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently-enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by Item 1A. of this Quarterly Report on Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur.
Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priorities are focused on increasing volume within existing geographies while managing both the mix and yield of business to achieve increased profitability. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through the first quarter of 2011 had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be important in supporting customer needs, operating management and yield. The 2010 improved route design provided savings in fuel and reduced mileage and the manpower planning tools contributed to productivity and reduced overtime. The Company’s operating revenue increased by 14.5 percent in first quarter of 2011 compared to the same period in 2010. The increase resulted primarily from increases in tonnage, improved yield from pricing actions and higher fuel surcharge.

Consolidated operating income was $4.1 million for the first quarter of 2011 compared to consolidated operating loss of $2.1 million in the first quarter of 2010. In the first quarter of 2011, LTL tonnage per workday was up 3.9 percent versus the prior year quarter. Diluted earnings per share was $0.04 in the first quarter of 2011, compared to a loss per share of $0.21 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 98.3 percent in the first quarter of 2011. This compares to 101.0 percent in the first quarter of 2010.
The Company had $1.0 million in cash used by operating activities through the first three months of 2011 compared with cash used in the amount of $2.3 million in the prior-year period. The Company had net cash used in investing activities of $6.0 million during the first three months of 2011 for the purchase of property and equipment compared to $0.1 million in the first three months of 2010. The Company’s cash provided and/or used by financing activities during the first three months of 2011 and 2010 was zero. The Company had no borrowings under its revolving credit agreement, outstanding letters of credit of $49.7 million and cash and cash equivalents balance of $22.0 million at March 31, 2011. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2011.
General
The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and Subsidiary (also referred to as Saia or the Company).
The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional and interregional LTL services and selected longer haul LTL along with guaranteed, expedited and limited TL service solutions to a broad base of customers across the United States through its wholly owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors discussed under “Forward Looking Statements” and Item 1A. “Risk Factors”. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and average revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc. and Subsidiary
Selected Results of Operations and Operating Statistics
For the quarters ended March 31, 2011 and 2010
(unaudited)

			Percent
			Variance
	2011	2010	'11 v. '10
	(in thousands, except ratios and revenue
	per hundredweight)
Operating Revenue	$243,018	$212,224	14.5
Operating Expenses:
Salaries, wages and employees’ benefits	122,740	117,464	4.5
Purchased transportation	21,066	17,435	20.8
Depreciation and amortization	8,573	9,305	(7.9)
Fuel and other operating expenses	86,549	70,145	23.4
Operating Income (Loss)	4,090	(2,125)	n/a
Operating Ratio	98.3%	101.0%	(2.7)
Nonoperating Expense	2,907	2,758	5.4

Working Capital (as of March 31, 2011 and 2010)	54,261	39,564
Cash Flows used in Operations	(999)	(2,311)
Net Acquisitions of Property and Equipment	6,045	63

Operating Statistics:
LTL Tonnage	906	858	5.6
Total Tonnage	1,081	1,021	5.9

LTL Shipments	1,609	1,551	3.8
Total Shipments	1,634	1,574	3.8

LTL Revenue per hundredweight	$12.47	$11.52	8.2
Total Revenue per hundredweight	$11.28	$10.41	8.3
Quarter ended March 31, 2011 vs. Quarter ended March 31, 2010
Revenue and volume
Consolidated revenue increased 14.5 percent to $243.0 million as a result of increased tonnage along with increased yield due to higher fuel surcharges and measured pricing actions. Improvements in the environment during 2010 permitted the Company to implement measured pricing actions to improve yield. These pricing initiatives that were initially implemented in 2010 had a positive impact on yield and profitability in the first quarter of 2011. During the first quarter of 2011, the increase in fuel surcharge revenue was more than the increase in fuel expense compared to the same quarter last year.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 8.2 percent to $12.47 per hundredweight for the first quarter of 2011 due to the increased rates and impact of higher fuel surcharge. Saia’s LTL tonnage increased 5.6 percent to 0.9 million tons and LTL shipments increased 3.8 percent to 1.6 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On October 15, 2010, Saia implemented a 5.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating expenses and operating income (loss)
Consolidated operating income was $4.1 million in the first quarter of 2011 compared to operating loss of $2.1 million in the prior year quarter. Overall, the operations were favorably impacted by increased tonnage and measured pricing actions but unfavorably impacted by unusually harsh winter weather. The first quarter 2011 operating ratio (operating expenses divided by operating revenue) was 98.3 compared to 101.0 for the same period in 2010. Higher fuel prices and fuel volumes resulted in $11.2 million of the increase in fuel, operating expenses and supplies. Additionally, a $2.3 million increase in fleet maintenance costs contributed to the increase in fuel, operating expenses and supplies. During the first quarter of 2011, accident expense was $2.1 million higher than the previous year quarter due to increased accident severity. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation expense increased $3.6 million reflecting increased utilization due to higher volumes, adjustments to changes in freight flow and higher fuel surcharges.
Other
Substantially all non-operating expenses represent interest expense. The interest expense in first quarter 2011 was lower due to lower borrowings and scheduled principal payments. The effective tax rate was 39.7 percent for the quarter ended March 31, 2011 compared to 34.0 percent for the quarter ended March 31, 2010 reflecting the impact of state income taxes due to improved earnings for 2011 versus a loss in 2010 and increased tax credits in 2011.
Net income was $0.7 million or $0.04 per diluted share in the first quarter of 2011 compared to a net loss of $3.2 million, or $0.21 per share, in the first quarter of 2010.
Working capital/capital expenditures
Working capital at March 31, 2011 was $54.3 million which increased from working capital at March 31, 2010 of $39.6 million. This increase was primarily due to increases in current assets of $17.8 million which includes increases in cash and cash equivalents along with accounts receivable partially offset by an increase in current liabilities of $3.1 million which included an increase in current portion of long-term debt partially offset by a decrease in accounts payable. Cash flows used in operating activities for continuing operations were $1.0 million for the three months ended March 31, 2011 versus $2.3 million used in operating activities for the three months ended March 31, 2010. For the three months ended March 31, 2011, cash used in investing activities was $6.0 million versus $0.1 million in the prior-year period due to higher property and equipment purchases. For the three months ended March 31, 2011 and 2010, cash provided by and/or used in financing activities was zero.
Outlook
Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved, there remains uncertainty as to the timing and strength of economic recovery through 2011. We are continuing initiatives to increase yield, to reduce costs and increase productivity. We continue to focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.
The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On October 15, 2010, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Item 1A. “Risk Factors.”
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction of utilization of purchased transportation, and utilization of in-cab technology. The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the

Company’s 401(k) match, one-half of which was reinstated effective April 1, 2011; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and “Risk Factors”.
     See “Forward-Looking Statements” and Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of March 31, 2011 that the Company believes would have a significant impact on its consolidated financial position or results of operations.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.
The Company is party to a revolving credit agreement (Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $120 million in availability, subject to a borrowing base. The Company is also party to a long-term note agreement (Restated Master Shelf Agreement). The Company entered into amendments in June and December 2009 to both agreements obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.
Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay in December 2009 approximately $17.5 million in indebtedness and $7.0 million in scheduled interest payments in December 2009 that were otherwise due under the Restated Master Shelf Agreement in 2010.
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
Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion fee increased from the interest rate margins and fees in place prior to the 2009 amendments but continue to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. As a result of the June 2009 amendment (effective as of June 26, 2009), the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points. The Restated Credit Agreement provides for a 3.0% interest rate floor.
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
At March 31, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. At March 31, 2010, the Company had no borrowings and $55.1 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.
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
In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid in December 2009 the principal and interest on the Senior Notes otherwise due and payable during 2010, at the then current interest rates. This resulted in no current portion due in 2010 and prepaid interest included in prepaid expenses. In addition, the interest rate on the Senior Notes increased to 9.75% in the first quarter of 2011. The interest rate on those notes may return to the original rates when the Company is in compliance with the original financial covenants on or after the second quarter of 2011.
Other
At March 31, 2011, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points. At March 31, 2011, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.
Projected net capital expenditures for 2011 are approximately $63 million. This represents an approximately $60 million increase from 2010 net capital expenditures of $3.3 million for property and equipment. Approximately $31.6 million of the 2011 capital budget was committed at March 31, 2011. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.
The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $23.4 million for the year ended December 31, 2010, while net cash used in investing activities was $3.3 million. Cash flows used in operating activities were $1.0 million for the three months ended March 31, 2011; $1.3 million lower than the prior year period primarily due to the decreased working capital requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $22.0 million at March 31, 2011 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2011.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Cash

Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.9 million for 2011 and decreasing for each year thereafter based on borrowings outstanding at March 31, 2011.
Contractual Cash Obligations
The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2011 (in millions).

	Payments due by year
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	17.1	22.1	22.1	7.2	7.2	14.3	90.0
Operating leases	11.0	12.4	9.6	7.0	5.7	27.6	73.3
Purchase obligations (1)	34.7	—	—	—	—	—	34.7

Total contractual obligations	$62.8	$34.5	$31.7	$14.2	$12.9	$41.9	$198.0

(1)	Includes commitments of $31.7 million for capital expenditures.

	Amount of commitment expiration by year
	2011	2012	2013	2014	2015	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	70.3	$—	$—	$70.3
Letters of credit	46.4	5.0	—	—	—	—	51.4
Surety bonds	3.9	1.9	—	—	—	—	5.8

Total commercial commitments	$50.3	$6.9	$—	$70.3	$—	$—	$127.5

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.
The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of March 31, 2011. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.
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
•	Depreciation and Capitalization of Assets. Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated fair values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and salvage values could differ from these assumptions based on market conditions and other factors.
•	Equity-based Incentive Compensation. The Company maintains long-term incentive compensation arrangements in the form of stock options, restricted stock and stock-based awards. The criteria for the stock-based awards are total shareholder return versus a peer group of companies over a three-year performance period. The Company accounts for its stock-based awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC 718) with the expense amortized over the three-year vesting period based on the Monte Carlo fair value method at the date the stock-based awards are granted. The Company accounts for stock options in accordance with FASB ASC 718 with option expense amortized over the three-year vesting period based on the Black-Scholes-Merton fair value at the date the options are granted. These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of the fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.
The following table provides information about the Company’s third-party financial instruments as of March 31, 2011. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2011
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$17.1	$22.1	$22.1	$7.2	$7.2	$14.3	$90.0	$94.9
Average interest rate(1)	7.13%	6.93%	6.98%	6.78%	6.16%	6.16%	—	—
Variable rate debt	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

(1)	Assuming rates return to pre- relief levels.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 3, “Commitments and Contingencies,” of the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors — Risk Factors are described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number (or
	(a) Total				of Shares (or Units)	Approximate Dollar
	Number of		(b) Average		Purchased as Part	Value) of Shares (or
	Shares (or		Price Paid per		of Publicly	Units ) that May Yet
	Units)		Share (or		Announced Plans	be Purchased under
Period	Purchased (1)		Unit)		or Programs	the Plans or Programs
January 1, 2011 through January 31, 2011	—	(2)	$—	(2)	—	$—
February 1, 2011 through February 28, 2011	1,500	(3)	14.96	(3)	—	—
March 1, 2011 through March 31, 2011	780	(4)	14.67	(4)	—	—

Total	2,280				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S- 8 (No. 333- 155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 33,860 sales of Saia stock at an average price of $16.59 per share on the open market during the period of January 1, 2011 through January 31, 2011.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of February 1, 2011 through February 28, 2011.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,865 shares of Saia stock at an average of $16.16 per share on the open market during the period of March 1, 2011 through March 31, 2011.
Item 3. Defaults Upon Senior Securities—None
Item 4. (Removed and Reserved)
Item 5. Other Information—None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010.

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010.

10.1	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 2, 2011).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.
Date: April 29, 2011	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010.

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010.

10.1	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 2, 2011).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1