Form 10-Q
period 2011-06-30
SAIA INC
filed 2011-08-03
CIK 1177702

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 29, 2011
Common Stock, par value $.001 per share	15,927,231

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements
Saia, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
	(in thousands, except share and per share
	data)
Assets
Current Assets:
Cash and cash equivalents	$10,716	$29,045
Accounts receivable, net	114,661	94,569
Prepaid expenses and other	30,019	29,882

Total current assets	155,396	153,496
Property and Equipment, at cost	632,669	610,572
Less-accumulated depreciation	335,177	319,634

Net property and equipment	297,492	290,938
Identifiable Intangibles, net	1,645	1,840
Other Noncurrent Assets	5,616	5,883

Total assets	$460,149	$452,157

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$41,146	$37,745
Wages, vacation and employees’ benefits	22,937	19,101
Other current liabilities	31,945	31,777
Current portion of long-term debt	19,643	17,143

Total current liabilities	115,671	105,766
Other Liabilities:
Long-term debt, less current portion	61,786	72,857
Deferred income taxes	42,077	39,077
Claims, insurance and other	29,239	28,099

Total other liabilities	133,102	140,033
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,927,231 and 15,900,245 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	16	16
Additional paid-in-capital	203,153	202,751
Deferred compensation trust, 135,929 and 169,344 shares of common stock at cost at June 30, 2011 and December 31, 2010, respectively	(2,182)	(2,727)
Retained earnings	10,389	6,318

Total stockholders’ equity	211,376	206,358

Total liabilities and stockholders’ equity	$460,149	$452,157

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the quarter and six months ended June 30, 2011 and 2010
(unaudited)

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in thousands, except per share data)
Operating Revenue	$265,901	$231,342	$508,919	$443,566
Operating Expenses:
Salaries, wages and employees’ benefits	130,669	121,421	253,409	238,885
Purchased transportation	24,653	22,011	45,719	39,446
Fuel, operating expenses and supplies	76,186	58,380	146,127	114,282
Operating taxes and licenses	9,600	9,173	18,957	18,387
Claims and insurance	7,836	5,411	15,088	10,496
Depreciation and amortization	8,803	9,222	17,376	18,527
Operating gains, net	(102)	(150)	(103)	(206)

Total operating expenses	257,645	225,468	496,573	439,817

Operating Income	8,256	5,874	12,346	3,749
Nonoperating Expenses:
Interest expense	2,955	2,685	5,953	5,758
Other, net	(19)	63	(110)	(252)

Nonoperating expenses, net	2,936	2,748	5,843	5,506

Income (Loss) Before Income Taxes	5,320	3,126	6,503	(1,757)
Income Tax Provision (Benefit)	1,962	1,146	2,432	(514)

Net Income (Loss)	$3,358	$1,980	$4,071	$(1,243)

Weighted average common shares outstanding — basic	15,791	15,703	15,780	15,700

Weighted average common shares outstanding — diluted	16,188	16,124	16,167	15,700

Basic Earnings (Loss) Per Share	$0.21	$0.13	$0.26	$(0.08)

Diluted Earnings (Loss) Per Share	$0.21	$0.12	$0.25	$(0.08)

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(unaudited)

	Six Months
	2011	2010
	(in thousands)
Operating Activities:
Net income (loss)	$4,071	$(1,243)
Noncash items included in net income (loss):
Depreciation and amortization	17,376	18,527
Other, net	927	1,797
Changes in operating assets and liabilities, net	(11,663)	(14,032)

Net cash provided by operating activities	10,711	5,049
Investing Activities:
Acquisition of property and equipment	(20,893)	(560)
Proceeds from disposal of property and equipment	275	337

Net cash used in investing activities	(20,618)	(223)
Financing Activities:
Proceeds from stock option exercises	149	57
Repayment of long-term debt	(8,571)	—

Net cash (used in) provided by financing activities	(8,422)	57
Net (Decrease) Increase in Cash and Cash Equivalents	(18,329)	4,883
Cash and cash equivalents, beginning of period	29,045	8,746

Cash and cash equivalents, end of period	$10,716	$13,629

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
The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2011.
Business
The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, along with guaranteed, expedited and limited truckload (TL) service solutions to a broad base of customers across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of June 30, 2011 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings (Loss) Per Share
The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2011	2010	2011	2010
Numerator:
Net income (loss)	$3,358	$1,980	$4,071	$(1,243)

Denominator:
Denominator for basic earnings (loss) per share—weighted average common shares	15,791	15,703	15,780	15,700
Effect of dilutive stock options	55	60	50	—
Effect of other common stock equivalents	342	361	337	—

Denominator for diluted earnings (loss) per share—adjusted weighted average common shares	16,188	16,124	16,167	15,700

Basic Earnings (Loss) Per Share	$0.21	$0.13	$0.26	$(0.08)

Diluted Earnings (Loss) Per Share	$0.21	$0.12	$0.25	$(0.08)

For the quarter and six months ended June 30, 2011, respectively, options and other common stock equivalents for 199,689 and 259,586 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. Due to the net loss for the six months ended June 30, 2010, options and other common stock equivalents of 410,860 shares, which would have been dilutive, were excluded from the calculation of diluted loss per share.
(3) Commitments and Contingencies
California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement is subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff filed a petition with the United States Court of Appeals for the Ninth Circuit seeking permission to appeal this ruling. On October 8, 2010, the Court of Appeals issued a memorandum vacating the District Court’s decision and remanding the matter to the District Court for reconsideration of the Plaintiff’s motion for preliminary approval of the settlement. On January 10, 2011, the District Court ordered a March 14, 2011 hearing on the plaintiff’s motion for preliminary approval of the class action and conditional certification of the settlement class. The District Court has requested supplemental briefing and scheduled an August 20, 2011 hearing. The parties are updating information regarding the putative settlement class. The proposed settlement is reflected as a liability of $0.8 million at June 30, 2011 and December 31, 2010.
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

(4) Fair Value of Financial Instruments
The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2011 and December 31, 2010 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities, the estimated fair value of total debt at June 30, 2011 and December 31, 2010 was $85.1 million and $97.7 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $81.4 million at June 30, 2011 and was $90.0 million at December 31, 2010.
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
Forward-Looking Statements
The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements, which are “forward-looking” within the meaning of the Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently- enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.
As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur.

Executive Overview
The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priority is focused on increasing the yield of business to achieve increased profitability while also targeting increased volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through the first and second quarters of 2011 have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be important in supporting customer needs, operating management and yield. The improved route design implemented in 2010 provided savings in fuel and reduced mileage and the manpower planning tools contributed to productivity and reduced overtime.
The Company’s operating revenue increased by 14.9 percent in the second quarter of 2011 compared to the same period in 2010. The increase resulted primarily from increases in tonnage, improved yield from pricing actions and higher fuel surcharge.
Consolidated operating income from continuing operations was $8.3 million for the second quarter of 2011 compared to consolidated operating income of $5.9 million in the second quarter of 2010. In the second quarter of 2011, LTL tonnage was up 4.5 percent versus the prior-year quarter. Diluted earnings per share were $0.21 in the second quarter of 2011. This compares to earnings per share of $0.12 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 96.9 percent in the second quarter of 2011. This compares to 97.5 percent in the second quarter of 2010.
The Company generated $10.7 million in cash provided by operating activities through the first six months of the year compared with cash provided in the amount of $5.0 million in the prior-year period. The Company had net cash used in investing activities of $20.6 million during the first six months of 2011 for the purchase of property and equipment compared to $0.2 million in the first six months of 2010. The Company’s cash used in financing activities during the first six months of 2011 was $8.4 million compared to cash provided by financing activities of less than $0.1 million in the first six months of 2010. The Company had no borrowings under its revolving credit agreement, outstanding letters of credit of $49.7 million and cash and cash equivalents of $10.7 million as of June 30, 2011. The Company was in compliance with the debt covenants under its debt agreements at June 30, 2011.
General
The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and subsidiary (also referred to as Saia or the Company).
The Company is an asset-based transportation company headquartered in Johns Creek, Georgia providing regional and interregional LTL services and selected longer haul LTL, along with guaranteed, expedited and limited TL service solutions to a broad base of customers across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).
Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as discussed under “Forward Looking Statements” and Part II, Item 1A. “Risk Factors”. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals, which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations
Saia, Inc. and Subsidiary
Selected Results of Operations and Operating Statistics
For the quarters ended June 30, 2011 and 2010
(unaudited)

			Percent
			Variance
	2011	2010	'11 v. '10
	(in thousands, except ratios and revenue
	per hundredweight)
Operating Revenue	$265,901	$231,342	14.9
Operating Expenses:
Salaries, wages and employees’ benefits	130,669	121,421	7.6
Purchased transportation	24,653	22,011	12.0
Depreciation and amortization	8,803	9,222	(4.5)
Fuel and other operating expenses	93,520	72,814	28.4
Operating Income	8,256	5,874	40.6
Operating Ratio	96.9%	97.5%	(0.6)
Nonoperating Expense	2,936	2,748	6.8

Working Capital (as of June 30, 2011 and 2010)	39,725	41,267
Cash Flows provided by Operating Activities (year to date)	10,711	5,049
Net Acquisitions of Property and Equipment (year to date)	(20,618)	(223)

Operating Statistics:
LTL Tonnage	959	918	4.5
Total Tonnage	1,148	1,104	4.0

LTL Shipments	1,691	1,642	3.0
Total Shipments	1,718	1,669	2.9

LTL Revenue per hundredweight	$12.80	$11.68	9.6
Total Revenue per hundredweight	$11.58	$10.50	10.3
Quarter and six months ended June 30, 2011 vs. Quarter and six months ended June 30, 2010
Revenue and volume
Consolidated revenue increased 14.9 percent to $265.9 million as a result of increased tonnage along with increased yield due to higher fuel surcharges and measured pricing actions. Improvements in the competitive environment during 2010 permitted the Company to implement measured pricing actions to improve yield. These pricing initiatives were initially implemented in 2010, continued into 2011 and had a positive impact on yield and profitability in second quarter of 2011. During the second quarter of 2011, the increase in fuel surcharge revenue was more than the increase in fuel expense compared to the same quarter last year.
Saia’s LTL revenue per hundredweight (a measure of yield) increased 9.6 percent to $12.80 per hundredweight for the second quarter of 2011 due to the increased rates and impact of higher fuel surcharge. Saia’s LTL tonnage increased 4.5 percent to 1.0 million tons and LTL shipments increased 3.0 percent to 1.7 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On October 15, 2010, Saia implemented a 5.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.
For the six months ended June 30, 2011, operating revenues were $508.9 million up 14.7 percent from $443.6 million for the six months ended June 30, 2010, primarily due to increased tonnage and higher yield, reflecting increases in rates and fuel surcharge.
Operating expenses and margin
Consolidated operating income was $8.3 million in the second quarter of 2011, compared to operating income of $5.9 million in the prior year quarter. Overall, the operations were favorably impacted by increased tonnage and measured pricing actions. The second quarter 2011 operating ratio (operating expenses divided by operating revenue) was 96.9 compared to 97.5 for the same period in 2010. Salaries, wages and benefit expense increased $9.2 million due to greater headcount, higher health care costs and reinstatement of one-half of the Company’s 401(k) match. Increased tonnage and higher fuel prices resulted in $14.4 million of the increase in the Fuel, operating expenses and supplies line. Additionally, a $2.0 million increase in fleet maintenance costs contributed to the increase in the Fuel, operating expense and supplies line. Claims and insurance in the second quarter of 2011 was $2.4 million more than the second quarter of 2010 reflecting unfavorable trends in self-insurance claims. Purchased transportation expense increased $2.6 million reflecting increased utilization due to higher volumes, adjustments to changes in freight flow and higher fuel surcharge.
Other
Substantially all non-operating expenses represent interest expense. The interest expense in the second quarter 2011 was higher due to a higher interest rate in the first half of 2011 despite lower borrowings. The effective tax rate was 36.9 percent for the quarter ended June 30, 2011 compared to 36.7 percent for the quarter ended June 30, 2010 due to improved earnings in 2011. For the six months ended June 30, 2011, the effective tax rate was 37.4 percent compared to 29.3 percent for the six months ended June 30, 2010 reflecting the impact of state income taxes due to improved earnings for 2011 versus a loss in 2010 and increased tax credits in 2011.
Net income was $3.4 million, or $0.21 diluted per share, in the second quarter of 2011 compared to net income of $2.0 million, or $0.12 diluted per share, in the second quarter of 2010. Net income was $4.1 million, or $0.25 per share, in the first six months of 2011 compared to a net loss of $1.2 million, or $0.08 per share, in the first six months of 2010.
Working capital/capital expenditures
Working capital at June 30, 2011 was $39.7 million which decreased from working capital at June 30, 2010 of $41.3 million. This decrease was primarily due to a decrease in prepaid expense of $7.7 million and an $11.1 million increase due to the current portion of long-term debt which was partially offset by a $13.2 million increase in accounts receivable. Cash flows provided by operating activities were $10.7 million for the six months ended June 30, 2011 versus $5.0 million provided by operating activities for the six months ended June 30, 2010 due to improved operating results. For the six months ended June 30, 2011, cash used in investing activities was $20.6 million versus $0.2 million in the prior-year period, due to higher property and equipment purchases. For the six months ended June 30, 2011, cash used in financing activities was $8.4 million versus less than $0.1 million of cash provided by financing activities in the prior-year period due to repayments of long-term debt.
Outlook
Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company- specific improvement initiatives. While improved, there remains uncertainty as to the timing and strength of economic recovery through 2011. We are continuing initiatives to increase yield, to reduce costs and increase productivity. We continue to focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.
The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On October 15, 2010, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”
Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction of utilization of purchased transportation and utilization of in-cab technology. The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match; one-half of which was reinstated effective April 1, 2011; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to attempt to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors”.
See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.
New Accounting Pronouncements
There are no new accounting pronouncements pending adoption as of June 30, 2011 that the Company believes would have a significant impact on its consolidated financial position or results of operations.
Financial Condition
The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.
The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $120 million in availability, subject to a borrowing base. The Company is also party to a long-term note agreement (the Restated Master Shelf Agreement). The Company entered into amendments in June and December 2009 to both agreements obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.
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
Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit and the unused portion of the revolving credit loans fee increased from the interest rate margins and fees in place prior to the 2009 amendments, but continue to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. As a result of the June 2009 amendment (effective as of June 26, 2009), the LIBOR rate margin and letter of credit fee range from 275 basis points to 400 basis points, the base rate margin ranges from 50 basis points to 175 basis points and the unused portion fee ranges from 40 basis points to 50 basis points. The Restated Credit Agreement provides for a 3.0% interest rate floor.
The Restated Credit Agreement, as amended by the December 2009 amendment, provides relief from certain financial covenants through March 31, 2011 after which time the financial covenants return to the pre-relief levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum amount of tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $120 million subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.
At June 30, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. At June 30, 2010, the Company had no borrowings and $55.1 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.
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
The initial $100 million Senior Notes have an initial fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has an initial fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has an initial fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio, an adjusted leverage ratio and a minimum tangible net worth, among others.
In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due in 2010 and prepaid interest included in prepaid expenses. In addition, the interest rate increased to 9.75% in the first quarter of 2011. The interest rate on those notes may return to the original level, when the Company is in compliance with the original financial covenants on or after the second quarter of 2011. The Company anticipates that the interest rate will return to the original level in the third quarter of 2011.
Other
At June 30, 2011, YRC Worldwide Inc., formerly Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through September 2009. At June 30, 2011, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.
Projected net capital expenditures for 2011 are now approximately $63.0 million. This represents an approximately $60.0 million increase from 2010 net capital expenditures of $3.3 million for property and equipment. Approximately $36.5 million of the 2011 capital budget was committed at June 30, 2011. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures. The Company has reduced its capital expenditures in recent years in reaction to the difficult economic environment. Projected 2011 expenditures for revenue equipment include a return to normal level of replacement for tractors.
The Company had historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $23.4 million for the year ended December 31, 2010, while net cash used in investing activities was $3.3 million. Cash flows provided by operating activities were $10.7 million for the six months ending June 30, 2011 which is $5.7 million higher than the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $10.7 million at June 30, 2011 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at June 30, 2011.
In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.9 million for 2011 and decreasing for each year thereafter based on borrowings outstanding at June 30, 2011.
Contractual Obligations
The following tables set forth a summary of our contractual obligations and other commercial commitments as of June 30, 2011 (in millions).

	Payments due by year
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	19.6	11.0	22.1	7.2	7.2	14.3	81.4
Operating leases	7.6	13.1	10.4	7.5	6.1	27.6	72.3
Purchase obligations (1)	42.7	—	—	—	—	—	42.7

Total contractual obligations	$69.9	$24.1	$32.5	$14.7	$13.3	$41.9	$196.4

(1) Includes commitments of $36.5 million for capital expenditures.

	Amount of commitment expiration by year
	2011	2012	2013	2014	2015	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$70.3	$—	$—	$—	$70.3
Letters of credit	51.5	—	—	—	—	—	51.5
Surety bonds	2.5	3.3	—	—	—	—	5.8

Total commercial commitments	$54.0	$3.3	$70.3	$—	$—	$—	$127.6

(1) Subject to the satisfaction of existing debt covenants.
The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of June 30, 2011. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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
The following table provides information about the Company’s third-party financial instruments as of June 30, 2011. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2011
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$8.5	$22.1	$22.1	$7.2	$7.2	$14.3	$81.4	$85.1
Average interest rate (1)	7.13%	6.93%	6.98%	6.78%	6.16%	6.16%	—	—
Variable rate debt	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—

(1) Assuming rates return to pre-relief levels.

Item 4. Controls and Procedures
Quarterly Controls Evaluation and Related CEO and CFO Certifications
As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation of the effectiveness of the design and operation of its “disclosure controls and procedures” (Disclosure Controls). The Disclosure Controls evaluation was performed under the supervision and with the participation of management, including the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO).
Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Disclosure Controls are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 3 “Commitments and Contingencies” of the accompanying condensed consolidated financial statements.
Item 1A. Risk Factors — Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 and there have been no material changes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—

Issuer Purchases of Equity Securities
						(d) Maximum
					(c) Total Number	Number (or
	(a) Total				of Shares (or Units)	Approximate Dollar
	Number of		(b) Average		Purchased as Part	Value) of Shares (or
	Shares (or		Price Paid		of Publicly	Units) that May Yet
	Units)		per Share (or		Announced Plans	be Purchased under
Period	Purchased (1)		Unit)		or Programs	the Plans or Programs

April 1, 2011 through April 30, 2011	—	(2)	$—	(2)	—	$—
May 1, 2011 through May 31, 2011	—	(3)	—	(3)	—	—
June 1, 2011 through June 30, 2011	790	(4)	14.41	(4)	—	—

Total	790				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of April 1, 2011 through April 30, 2011.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of May 1, 2011 through May 31, 2011.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 760 shares of Saia stock at an average of $16.15 per share on the open market during the period of June 1, 2011 through June 30, 2011.
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

4.2
Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1
Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2011).

10.2
Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2011).

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

101
The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.
Date: August 3, 2011	/s/ James A. Darby
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

4.2
Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1
Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2011).

10.2
Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2011).

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

101
The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-1