Form 10-Q
period 2011-09-30
SAIA INC
filed 2011-11-01
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2011
Common Stock, par value $.001 per share	15,937,821

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements

Saia, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2011	December 31, 2010
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$3,522	$29,045
Accounts receivable, net	115,166	94,569
Prepaid expenses and other	29,311	29,882

Total current assets	147,999	153,496
Property and Equipment, at cost	659,406	610,572
Less-accumulated depreciation	340,583	319,634

Net property and equipment	318,823	290,938
Identifiable Intangibles, net	1,548	1,840
Other Noncurrent Assets	5,630	5,883

Total assets	$474,000	$452,157

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$38,231	$37,745
Wages, vacation and employees’ benefits	24,952	19,101
Other current liabilities	37,816	31,777
Current portion of long-term debt	19,643	17,143

Total current liabilities	120,642	105,766
Other Liabilities:
Long-term debt, less current portion	61,786	72,857
Deferred income taxes	46,181	39,077
Claims, insurance and other	28,852	28,099

Total other liabilities	136,819	140,033
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,937,821 and 15,900,245 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	16	16
Additional paid-in-capital	203,547	202,751
Deferred compensation trust, 141,309 and 169,344 shares of common stock at cost at September 30, 2011 and December 31, 2010, respectively	(2,242)	(2,727)
Retained earnings	15,218	6,318

Total stockholders’ equity	216,539	206,358

Total liabilities and stockholders’ equity	$474,000	$452,157

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the quarter and nine months ended September 30, 2011 and 2010

(unaudited)

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in thousands, except per share data)
Operating Revenue	$268,285	$234,662	$777,204	$678,228
Operating Expenses:
Salaries, wages and employees’ benefits	133,460	123,298	386,869	362,183
Purchased transportation	23,345	21,617	69,064	61,063
Fuel, operating expenses and supplies	75,510	58,987	221,637	173,269
Operating taxes and licenses	9,830	9,293	28,787	27,680
Claims and insurance	6,766	5,997	21,854	16,493
Depreciation and amortization	9,723	8,946	27,099	27,473
Operating (gains) loss, net	31	(23)	(72)	(229)

Total operating expenses	258,665	228,115	755,238	667,932

Operating Income	9,620	6,547	21,966	10,296
Nonoperating Expenses:
Interest expense	2,194	2,469	8,147	8,227
Other, net	122	(95)	12	(347)

Nonoperating expenses, net	2,316	2,374	8,159	7,880

Income Before Income Taxes	7,304	4,173	13,807	2,416
Income Tax Provision	2,475	1,678	4,907	1,164

Net Income	$4,829	$2,495	$8,900	$1,252

Weighted average common shares outstanding — basic	15,800	15,719	15,786	15,707

Weighted average common shares outstanding — diluted	16,160	16,094	16,145	16,082

Basic Earnings Per Share	$0.31	$0.16	$0.56	$0.08

Diluted Earnings Per Share	$0.30	$0.16	$0.55	$0.08

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011 and 2010

(unaudited)

	Nine Months
	2011	2010
	(in thousands)
Operating Activities:
Net income	$8,900	$1,252
Noncash items included in net income:
Depreciation and amortization	27,099	27,473
Other, net	(2,058)	2,403
Changes in operating assets and liabilities, net	712	(11,601)

Net cash provided by operating activities	34,653	19,527
Investing Activities:
Acquisition of property and equipment	(52,309)	(1,575)
Proceeds from disposal of property and equipment	555	401

Net cash used in investing activities	(51,754)	(1,174)
Financing Activities:
Repayment of long-term debt	(8,571)	—
Proceeds from stock option exercises	149	109

Net cash (used in) provided by financing activities	(8,422)	109

Net (Decrease) Increase in Cash and Cash Equivalents	(25,523)	18,462
Cash and cash equivalents, beginning of period	29,045	8,746

Cash and cash equivalents, end of period	$3,522	$27,208

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of the financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2011.

Business

The Company provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, along with guaranteed, expedited and limited truckload (TL) service solutions to a broad base of customers across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2011 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2)    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2011	2010	2011	2010
Numerator:
Net income	$4,829	$2,495	$8,900	$1,252

Denominator:
Denominator for basic earnings per share—weighted average common shares	15,800	15,719	15,786	15,707
Effect of dilutive stock options	35	37	43	48
Effect of other common stock equivalents	325	338	316	327

Denominator for diluted earnings per share—adjusted weighted average common shares	16,160	16,094	16,145	16,082

Basic Earnings Per Share	$0.31	$0.16	$0.56	$0.08

Diluted Earnings Per Share	$0.30	$0.16	$0.55	$0.08

For the quarter and nine months ended September 30, 2011, respectively, options and other common stock equivalents for 406,052 and 278,995 shares were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3)    Commitments and Contingencies

California Labor Code Litigation. The Company is a defendant in a lawsuit originally filed in July 2007 in California state court on behalf of California dock workers alleging various violations of state labor laws. In August 2007, the case was removed to the United States District Court for the Central District of California. The claims include the alleged failure of the Company to provide rest and meal breaks and the alleged failure to reimburse the employees for the cost of work shoes, among other claims. In January 2008, the parties negotiated a conditional class-wide settlement—under which the Company would pay $0.8 million to settle these claims. This pre-certification settlement was subject to court approval. In March 2008, the District Court denied preliminary approval and the named Plaintiff appealed to the United States Court of Appeals for the Ninth Circuit. On October 8, 2010, the Court of Appeals vacated the District Court’s decision and remanded the matter to the District Court for reconsideration of the Plaintiff’s motion for preliminary approval of the settlement. On August 22, 2011, the District Court again denied the Plaintiff’s motion for preliminary approval of the class action and conditional certification of the settlement class. The proposed settlement is reflected as a liability of $0.8 million at September 30, 2011 and December 31, 2010.

Other. The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

(4)    Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2011 and December 31, 2010 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at September 30, 2011 and December 31, 2010 was $86.1 million and $97.7 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $81.4 million at September 30, 2011 and was $90.0 million at December 31, 2010.

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements, which are forward-looking within the meaning of the Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently-enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as updated by Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur.

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s priority includes increasing the yield of business to achieve increased profitability while also targeting increased volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through the third quarter of 2011 have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be important in supporting customer needs, operating management and yield. The improved route design implemented in 2010 provided savings in fuel and reduced mileage and the manpower planning tools contributed to productivity and reduced overtime.

The Company’s operating revenue increased by 14.3 percent in the third quarter of 2011 compared to the same period in 2010. The increase resulted primarily from improved yield from pricing actions and higher fuel surcharge, along with increased tonnage.

Consolidated operating income was $9.6 million for the third quarter of 2011 compared to consolidated operating income of $6.5 million in the third quarter of 2010. In the third quarter of 2011, LTL tonnage was up 2.6 percent versus the prior-year quarter. Diluted earnings per share were $0.30 in the third quarter of 2011. This compares to diluted earnings per share of $0.16 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 96.4 percent in the third quarter of 2011. This compares to 97.2 percent in the third quarter of 2010.

The Company generated $34.7 million in cash provided by operating activities through the first nine months of the year compared with cash provided in the amount of $19.5 million in the prior-year period. The Company had net cash used in investing activities of $51.8 million during the first nine months of 2011 virtually all for the purchase of revenue equipment compared to $1.2 million in the first nine months of 2010. The Company’s cash used in financing activities during the first nine months of 2011 was $8.4 million compared to cash provided by financing activities in the first nine months of 2010 of less than $0.1 million. The Company had no borrowings under its revolving credit agreement, outstanding letters of credit of $49.7 million and cash and cash equivalents balance of $3.5 million as of September 30, 2011. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2011.

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

Results of Operations

Saia, Inc. and Subsidiary

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2011 and 2010

(unaudited)

			Percent Variance
	2011	2010	'11 v. '10
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$268,285	$234,662	14.3
Operating Expenses:
Salaries, wages and employees’ benefits	133,460	123,298	8.2
Purchased transportation	23,345	21,617	8.0
Depreciation and amortization	9,723	8,946	8.7
Fuel and other operating expenses	92,137	74,254	24.1
Operating Income	9,620	6,547	46.9
Operating Ratio	96.4%	97.2%	(0.8)
Nonoperating Expense	2,316	2,374	(2.4)

Working Capital (as of September 30, 2011 and 2010)	27,357	50,675
Cash Flows provided by Operations (year-to-date)	34,653	19,527
Net Acquisitions of Property and Equipment (year-to-date)	51,754	1,174

Operating Statistics:
LTL Tonnage	947	924	2.6
Total Tonnage	1,127	1,102	2.2

LTL Shipments	1,670	1,670	—
Total Shipments	1,695	1,695	—

LTL Revenue per hundredweight	$13.14	$11.77	11.6
Total Revenue per hundredweight	$11.91	$10.64	11.9

Quarter and nine months ended September 30, 2011 vs. Quarter and nine months ended September 30, 2010

Revenue and volume

Consolidated revenue increased 14.3 percent to $268.3 million as a result of increased yield due to measured pricing actions and higher fuel surcharges along with increased tonnage. Improvements in the economic environment during 2010 and 2011 permitted the Company to implement measured pricing actions to improve yield. These pricing initiatives were initially implemented in 2010, and continue to have a positive impact on yield and profitability through the third quarter of 2011. During the third quarter of 2011, the increase in fuel surcharge revenue was more than the increase in fuel expense compared to the same quarter last year.

Saia’s LTL revenue per hundredweight (a measure of yield) increased 11.6 percent to $13.14 per hundredweight for the third quarter of 2011 due to the increased rates and impact of higher fuel surcharge. Saia’s LTL tonnage increased 2.6 percent to 0.9 million tons and LTL shipments remained flat at 1.7 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On August 22, 2011, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Previously, on October 15, 2010, Saia had implemented a 5.9 percent general rate increase. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.

For the nine months ended September 30, 2011, operating revenues were $777.2 million up 14.6 percent from $678.2 million for the nine months ended September 30, 2010, primarily due to increased rates and higher fuel surcharge and increases in tonnage.

Operating expenses and margin

Consolidated operating income was $9.6 million in the third quarter of 2011, compared to operating income of $6.5 million in the prior year quarter. Overall, the operations were favorably impacted by increased tonnage and measured pricing actions. The third quarter 2011 operating ratio (operating expenses divided by operating revenue) was 96.4 percent compared to 97.2 percent for the same period in 2010. Salaries, wages and benefit expense increased $10.2 million due to greater headcount, higher health care and workers’ compensation costs and reinstatement of one-half of the Company’s 401(k) match. Increased mileage and higher fuel prices resulted in $13.5 million of the increase in the Fuel, operating expenses and supplies line. Additionally, a $1.9 million increase in fleet maintenance costs contributed to the increase in the Fuel, operating expense and supplies line. Claims and insurance in the third quarter of 2011 was $0.8 million more than the third quarter of 2010 reflecting unfavorable trends in self-insurance claims. Purchased transportation expense increased $1.7 million primarily due to higher fuel surcharge.

Other

Substantially all non-operating expenses represent interest expense. The interest expense in third quarter 2011 was lower due to lower borrowings. The effective tax rate was 33.9 percent for the quarter ended September 30, 2011 compared to 40.2 percent for the quarter ended September 30, 2010 due to improved earnings and increased tax credits in 2011. For the nine months ended September 30, 2011, the effective tax rate was 35.5 percent compared to 48.2 percent for the nine months ended September 30, 2010 reflecting the impact of state income taxes due to improved earnings for 2011 and increased tax credits in 2011.

Net income was $4.8 million or $0.30 per diluted share in the third quarter of 2011 compared to a net income of $2.5 million, or $0.16 per share, in the third quarter of 2010. Net income was $8.9 million or $0.55 per diluted share in the first nine months of 2011 compared to a net income of $1.3 million or $0.08 per share in the prior year period.

Working capital/capital expenditures

Working capital at September 30, 2011 was $27.4 million which decreased from working capital at September 30, 2010 of $50.7 million. This decrease was primarily due to a decrease in cash and cash equivalents of $23.7 million which was used to purchase revenue equipment. Also, an $11.1 million increase in the current portion of long-term debt was partially offset by a $10.7 million increase in accounts receivable. Cash flows provided by operating activities were $34.7 million for the nine months ended September 30, 2011 versus $19.5 million provided by operating activities for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, cash used in investing activities was $51.8 million versus $1.2 million in the prior-year period, due to higher equipment purchases. For the nine months ended September 30, 2011, cash used in financing activities was $8.4 million versus less than $0.1 million of cash provided by financing activities for the prior-year period due to the repayment of long-term debt during 2011.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved, there remains uncertainty as to the timing and strength of economic recovery through the remainder of 2011 and into 2012. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We continue to focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions would likely improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.

The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On August 22, 2011, Saia implemented a 6.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward- Looking Statements” and Part II, Item 1A. “Risk Factors.”

Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction of utilization of purchased transportation and utilization of in-cab technology. The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match, one-half of which was reinstated effective April 1, 2011; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. In August, 2011, the Company announced plans to implement a two and one-half percent wage increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. While the Company’s operating results have not improved to a targeted operating ratio, management is taking this step to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers. Management is committed to a market-based wage program. These actions will reward the employees who have worked hard and sacrificed since the Company’s wage reduction in April 2009. The impact of this wage increase is expected to be approximately $10 million annually.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2011 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

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

At September 30, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. At September 30, 2010, the Company had no borrowings and $55.1 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due in 2010 and prepaid interest included in prepaid expenses. In addition, the interest rate increased to 9.75% in the first quarter of 2011. The interest rate on those notes returned to the original level on July 1, 2011 after the Company demonstrated compliance with the original financial covenants for the second quarter of 2011.

Other

At September 30, 2011, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 100 basis points through September 30, 2009. At September 30, 2011, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

Projected net capital expenditures for 2011 are now approximately $65.0 million. This represents an approximately $62.0 million increase from 2010 net capital expenditures of $3.3 million for property and equipment. Approximately $8.3 million of the 2011 capital budget was committed at September 30, 2011. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures. The Company has reduced its capital expenditures in recent years in reaction to the difficult economic environment. Projected 2011 expenditures for revenue equipment include a return to a normal annual level of replacement for tractors.

The Company had historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $23.4 million for the year ended December 31, 2010, while net cash used in investing activities was $3.3 million. Cash flows provided by operating activities were $34.7 million for the nine months ended September 30, 2011 which is $15.1 million higher than the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $3.5 million at September 30, 2011 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at September 30, 2011.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.1 million for 2011 and decreasing for each year thereafter based on borrowings outstanding at September 30, 2011.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of September 30, 2011 (in millions):

	Payments due by year
	2011	2012	2013	2014	2015	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Long-term debt	8.5	22.1	22.1	7.2	7.2	14.3	81.4
Operating leases	3.7	13.6	10.9	8.0	6.4	27.9	70.5
Purchase obligations (1)	10.0	—	—	—	—	—	10.0

Total contractual obligations	$22.2	$35.7	$33.0	$15.2	$13.6	$42.2	$161.9

(1)	Includes commitments of $8.3 million for capital expenditures.

	Amount of commitment expiration by year
	2011	2012	2013	2014	2015	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$70.3	$—	$—	$—	$70.3
Letters of credit	—	51.5	—	—	—	—	51.5
Surety bonds	5.3	0.7	—	—	—	—	6.0

Total commercial commitments	$5.3	$52.2	$70.3	$—	$—	$—	$127.8

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $2.9 million and accrued interest and penalties of $1.2 million related to the unrecognized tax benefits as of September 30, 2011. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

The Company sold the stock of Jevic Transportation, Inc. (Jevic) on June 30, 2006 and remains a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligation for workers’ compensation, bodily injury and property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. In September 2008, the Company entered into a settlement agreement with the debtors of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2011. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2011
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Fixed rate debt	$8.5	$22.1	$22.1	$7.2	$7.2	$14.3	$81.4	$86.1
Average interest rate	7.13%	6.93%	6.98%	6.78%	6.16%	6.16%	—	—
Variable rate debt	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
July 1, 2011 through July 30, 2011	—	(2)	$—	(2)	—	$—
August 1, 2011 through August 31, 2011	1,810	(3)	13.36	(3)	—	—
September 1, 2011 through September 30, 2011	4,360	(4)	11.15	(4)	—	—

Total	6,170				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of July 1, 2011 through July 31, 2011.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of August 1, 2011 through August 31, 2011.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 790 shares of Saia stock at an average of $15.96 per share on the open market during the period of September 1, 2011 through September 30, 2011.

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

SAIA, INC.

Date: November 1, 2011	/s/ James A. Darby James A. Darby Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1