Form 10-K
period 2011-12-31
SAIA INC
filed 2012-03-02
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia (Address of Principal Executive Offices)	30097 (Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered

Common Stock, par value $.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐        No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $265,823,409 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of March 2, 2012 was 15,993,881.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2011, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Shareholders to be held April 26, 2012 have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARY

PART I.

Item 1.	Business

Overview

Saia, Inc. and its wholly-owned regional transportation subsidiary, Saia Motor Freight Line, LLC (together, the Company or Saia), is a leading asset-based trucking company that provides regional and interregional less-than-truckload (LTL) services and selected longer haul LTL, along with guaranteed, expedited and limited truckload (TL) service solutions to a broad base of customers and industries across the United States including the retail, chemical and manufacturing industries.

We were organized in 2000 as a wholly-owned subsidiary of Yellow Corporation, now known as YRC Worldwide (Yellow). We became an independent public company on September 30, 2002 as a result of a 100 percent tax-free distribution of shares to Yellow shareholders. Yellow no longer owns any shares of our capital stock.

We are a single segment company with one operating subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight). We serve a wide variety of customers by offering regional and interregional LTL, guaranteed and expedited services. None of our approximately 7,900 employees is represented by a union. In 2011, Saia generated revenue of $1.0 billion and operating income of $28.1 million from continuing operations. In 2010, Saia generated revenue of $902.7 million and operating income of $12.1 million from continuing operations.

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

Saia Motor Freight has invested substantially in technology, training and business processes to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia Motor Freight to provide its trademarked Customer Service Indicators® (CSI) program, allowing customers to monitor service performance on a wide array of metrics most important to them. Customers can access the information via the Internet (www.saia.com) to help manage their shipments. The CSIs measure the following: on-time pickup; on-time delivery; claim-free shipments; claims settled within 30 days; exception free delivery; and invoicing accuracy. The CSIs provide both Saia Motor Freight and the customer with a report card of overall service levels.

As of December 31, 2011, Saia Motor Freight operated a network comprised of 152 service facilities. In 2011, the average Saia Motor Freight shipment weighed approximately 1,335 pounds and traveled an average distance of approximately 727 miles. In March 2001, Saia Motor Freight completed its integration of WestEx and Action Express affiliates into its operations and expanded its geographic reach to 21 states. On February 16, 2004, Saia Motor Freight acquired Clark Bros. Transfer, Inc. (Clark Bros.), a Midwestern LTL carrier serving 11 states with approximately 600 employees. The operations of Clark Bros. were integrated into Saia Motor Freight in May 2004 bringing the benefits of Saia Motor Freight transportation service to major Midwestern markets including Chicago, Minneapolis, St. Louis and Kansas City. On November 18, 2006, Saia Motor Freight acquired The Connection Company (the Connection), an LTL carrier serving four states (Indiana, Kentucky, Michigan, and Ohio) with approximately 700 employees. The operations of the Connection were integrated into Saia Motor Freight in February 2007. On February 1, 2007, Saia Motor Freight acquired Madison Freight Systems, Inc. (Madison Freight), an LTL carrier serving all of Wisconsin and parts of Illinois and Minnesota with approximately 200 employees. The operations of Madison Freight were integrated into the Saia Motor Freight network in March 2007.

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

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated from individual locations at carrier operated service facilities within a certain radius and then transported from the service facilities to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•

Regional — Average distance is typically less than 1,200 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination center which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional — Average distance is usually between 1,200 and 1,500 miles with a focus on serving two- and three-day markets.

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

Business Strategy

Saia has grown over the last decade through a combination of organic growth and the integration or “tuck-in” of smaller trucking companies. In 2001, Saia integrated WestEx and Action Express. WestEx operated in California and the Southwest and Action Express operated in the Pacific Northwest and Rocky Mountain states. In 2004, Saia acquired and integrated Clark Bros., a Midwestern LTL carrier serving 11 states. Saia integrated this company which had contiguous regional coverage with minimal overlap. In late 2006, Saia acquired the Connection which operated in Indiana, Kentucky, Michigan and Ohio which was contiguous and had no overlap. Saia integrated the operations of the Connection during February 2007. Saia acquired Madison Freight Systems in February 2007 and integrated their operations in March 2007. Madison Freight operated in all of Wisconsin with limited coverage in, Illinois and Minnesota.

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

Manage yields and business mix.

This element of our business strategy involves managing both the pricing process and the mix of customers and segments in ways that allow our network to operate more profitably. Due to overcapacity in the industry, the pricing environment became more challenging as 2009 progressed but eased gradually during 2010 as the economy showed early signs of recovery. The improvements in the economy in late 2010 and 2011 allowed the Company to implement pricing initiatives to increase yield. Management expects pricing to be more rational as the economy improves and it should benefit from industry consolidation and tighter capacity in the future.

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

Management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience, including Saia’s 2001 integration of WestEx and Action Express, its 2004 integration of Clark Bros., its 2006 acquisition of the Connection and subsequent integration thereof, and its 2007 integration of Madison Freight. Collectively, these integrations increased Saia’s footprint from 12 to 34 states. Any future acquisitions would also be dependent on the availability of capital to fund the acquisitions.

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

Department of Transportation.

Within the Department of Transportation, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules limiting the maximum number of hours a driver may be on duty between mandatory off-duty hours. These rules could impact our operations, further tighten the market for qualified drivers and put additional upward pressure on driver wages and purchased transportation costs.

Additionally, the FMCSA’s new Compliance Safety Accountability Program (CSA) could adversely affect our results and ability to maintain or grow our fleet. Under CSA, carriers and individual drivers are evaluated and ranked based on certain safety-related standards. While the ultimate impact of this new carrier safety measurement is not yet known, it is possible that these new measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

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

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	50	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia Motor Freight Line, LLC since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

James A. Darby	60	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006 having served as Vice President of Finance & Administration for Saia Motor Freight Line, LLC since 2000.

Mark H. Robinson	53	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia Motor Freight Line, LLC since 1999.

Sally R. Buchholz	55	Vice President of Marketing and Customer Service of Saia Motor Freight Line, LLC since 1999.

Stephanie R. Maschmeier	39	Controller, Saia, Inc. since October 2007. Ms. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager. Prior to joining Saia, Inc., Ms. Maschmeier was employed with Ernst & Young LLP for eight years.

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

If the national and world-wide financial crisis continues or re-intensifies, it could adversely impact demand for our services.

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

Fuel is a significant operating expense. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically, we have been able to offset significant fuel price increases through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced cost increases in other operating costs as a result of increased fuel prices; however, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce our revenue and yield until we make the appropriate adjustments to our pricing strategy.

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

CSA could adversely affect our results and ability to maintain or grow our business.

Under CSA, a new carrier safety measurement mandated by the FMCSA, carriers and individual drivers are evaluated and ranked based on certain safety-related standards. While the ultimate impact of this new carrier safety measurement is not known, it is possible that these new measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures from continuing operations for 2011 were approximately $68 million. Additionally, we anticipate net capital expenditures in 2012 of approximately $80 million. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. Any of these could have a material adverse effect on our financial condition and results of operations.

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

We must maintain certain financial and other restrictive covenants under our credit and debt agreements, including among others, a fixed charge coverage ratio, leverage ratio, minimum tangible net worth and a borrowing base. If we fail to comply with any of these covenants, we will be in default under the relevant agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the applicable financing arrangements, our financing sources could cease making further advances or declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit and debt agreements could cause a material adverse effect on our liquidity, financial condition and results of operations.

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

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the formerly proposed Employee Free Choice Act, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future or if federal regulations regarding labor relations are changed, it could have an adverse impact on our business. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is a critical factor in its ability to compete in its respective markets.

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

Like other companies, we have implemented certain salary and wage cost initiatives in 2009. Such initiatives include the suspension of our 401(k) matching program and a compensation reduction equal to 10 percent of salary for our leadership team and five percent for hourly, linehaul and salaried employees in operations, maintenance and administration. During 2011, we reinstated one-half of the 401(k) matching program and implemented a 2.5 percent wage increase for hourly, linehaul and salaried employees in operations, maintenance and administration (effective December 1, 2011). If our salary and wages are not competitive, we may find it difficult to attract, retain and motivate employees and any such difficulty could materially adversely affect our business.

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

The recently enacted Patient Protection and Affordable Care Act and proposed amendments thereto contain provisions which could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our compensation costs which would adversely affect our results and cash flows. Expanded coverage for dependents and elimination of caps on individual maximum expenditures increased the Company’s costs starting in 2011.

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

Our Restated Certificate of Incorporation and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of the Company. Such provisions include, for example, provisions classifying our Board of Directors, a prohibition on shareholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors and an advance notice procedure for shareholder proposals and nominations to the Board of Directors. These provisions may inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

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

We face litigation regarding a variety of issues, including without limitation, alleged violations of federal and state labor and employment laws and accidents involving our trucks and employees. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance and could have a material adverse affect on us.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2011, Saia owned 55 service facilities and the Houma, Louisiana general office and leased 97 service facilities, the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 36 percent of its service facility locations, these locations account for 48 percent of its door capacity. This follows Saia’s strategy of owning strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2011, Saia owned approximately 3,670 tractors and 10,800 trailers. In addition, Saia leased approximately 112 tractors as of December 31, 2011.

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

Top 20 Saia Service Facilities by Number of Doors at December 31, 2011

Location	Own/Lease	Doors
Atlanta, GA	Own	224
Dallas, TX	Own	174
Houston, TX	Own	158
Chicago, IL	Lease	154
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	113
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Denver, CO	Own	81
Jacksonville, FL	Own	80
Los Angeles, CA	Lease	80
Fontana, CA	Own	79
Cincinnati, OH	Lease	78
St. Louis, MO	Lease	74
Indianapolis, IN	Lease	68
Miami, FL	Own	68
Toledo, OH	Lease	61
Phoenix, AR	Own	60

Item 3.	Legal Proceedings

California Labor Code Litigation.    In December 2011, the United States District Court for the Central District of California dismissed with prejudice an action brought by a former employee against the Company. The complaint, originally filed in July 2007, purported to allege various violations of state labor laws on behalf of the named plaintiff and California dockworkers. No class was certified and the dismissal was pursuant to the parties’ Stipulation of Dismissal following a settlement between the plaintiff and the Company.

Other.    The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Saia’s common stock is listed on the NASDAQ National Market (NASDAQ) under the symbol “SAIA.” The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2011
First Quarter	$13.88	$17.00
Second Quarter	$13.92	$17.64
Third Quarter	$9.28	$18.36
Fourth Quarter	$9.27	$15.18
Year Ended December 31, 2010
First Quarter	$11.25	$15.06
Second Quarter	$13.61	$17.74
Third Quarter	$11.38	$16.85
Fourth Quarter	$13.60	$16.85

Stockholders

As of January 31, 2012, there were 1,523 holders of record of our common stock.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	527,000	$17.08	657,894	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	527,000	$17.08	657,894

(1)

See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance. As there are currently 34,000 shares of restricted stock outstanding, no more than 66,000 shares of the amount remaining available may be issued in the form of restricted stock under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan. The Saia, Inc. 2011 Omnibus Incentive Plan allows for the issuance of up to 100,000 shares of the amount remaining available to be issued in the form of restricted stock.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased(1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
October 1, 2011 through October 31, 2011	790	(2)	10.03	(2)	—	$—
November 1, 2011 through November 30, 2011	1,760	(3)	12.01	(3)	—	—
December 1, 2011 through December 31, 2011	—	(4)	—	(4)	—	—

Total	2,550				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-103661) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 3,182 shares of Saia stock at an average price of $15.93 on the open market during the period of October 1, 2011 through October 31, 2011.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 553 shares of Saia stock at an average price of $15.93 on the open market during the period of November 1, 2011 through November 30, 2011.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 800 shares of Saia stock at an average price of $15.88 on the open market during the period of December 1, 2011 through December 31, 2011.

Item 6.	Selected Financial Data

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

	Years ended December 31,
	2011	2010	2009	2008	2007
	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue — continuing operations	$1,030,224	$902,660	$849,141	$1,030,421	$976,123
Operating income (loss) — continuing operations(1)	28,146	12,100	(3,693)	(9,851)	38,168
Income (loss) from continuing operations	11,373	1,957	(9,036)	(19,689)	17,085
Net income (loss)	11,373	1,957	(7,875)	(20,727)	18,342
Diluted earnings (loss) per share — continuing operations	0.72	0.12	(0.67)	(1.48)	1.22
Diluted earnings (loss) per share	0.70	0.12	(0.59)	(1.56)	1.31
Other financial data:
Net cash provided by operating activities	58,211	23,386	14,089	82,339	46,271
Net cash used in investing activities(2)	(67,899)	(3,255)	(7,574)	(26,005)	(91,429)
Depreciation and amortization	37,278	36,159	39,342	40,898	38,685
Balance sheet data:
Cash and cash equivalents	1,317	29,045	8,746	27,061	6,656
Net property and equipment	324,455	290,938	323,360	355,802	368,772
Total assets	474,886	452,157	466,426	515,752	560,583
Total debt	72,857	90,000	90,000	136,399	172,845
Total shareholders’ equity(3)	219,301	206,358	202,681	183,572	200,752
Measurements:
Operating ratio(4)	97.3%	98.7%	100.4%	101.0%	96.1%

(1)	Operating expenses in 2009 includes a $12.3 million reduction in expense related to the change in vacation policy. Operating expenses in 2008 includes a non-cash goodwill impairment charge of $35.5 million. Operating expenses in 2007 includes integration charges of $2.4 million relating to the integration of the Connection and Madison Freight into Saia.

(2)	Net cash used in 2007 includes $2.3 million for the acquisition of Madison Freight.

(3)	Saia sold 2,310,000 shares of its common stock in December 2009.

(4)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Annual Report on Form 10-K and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently-enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography to increase profits. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through the fourth quarter of 2011 have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology is important in supporting customer needs, operating management and yield. Improved route design implemented in 2010 provided savings in fuel and reduced mileage and manpower planning tools contributed to productivity and reduced overtime.

The Company’s operating revenue increased by 14.1 percent in 2011 over 2010. The increase resulted primarily from improved yield from pricing actions and higher fuel surcharge, along with increased tonnage.

Consolidated operating income was $28.1 million for 2011 compared to consolidated operating income of $12.1 million in 2010. The 2011 operating income increase resulted primarily from improved yield from pricing actions and higher fuel surcharge, along with increased tonnage.

The Company generated $59.3 million in cash provided by operating activities of continuing operations in 2011 versus $25.0 million in 2010. Cash flows from operating activities of discontinued operations were a use of $1.1 million and $1.6 million for 2011 and 2010, respectively. The Company had net cash used in investing activities of $67.9 million during 2011, principally for the purchase of revenue equipment, and $3.3 million during 2010.

The Company amended its revolving credit agreement and its long-term note agreement in June and December 2009 to obtain financial covenant relief to address continuing challenges associated with the macro-economic conditions. As part of the amendments, the Company agreed to reduce the revolving credit facility from $160 million to $120 million and pledged certain assets as security for the indebtedness under both facilities. The amendments also included increases in interest rates, letter of credit fees and certain other fees. Simultaneously with the December 2009 amendments, the Company issued shares of common stock in a private placement that generated $24.9 million in net proceeds. At that time, the Company also prepaid $24.5 million in principal and interest otherwise payable during 2010 under the long-term note agreement and prepaid $2.0 million in letter of credit fees otherwise payable in 2010 under the revolving credit agreement. On November 30, 2011, the Company entered into a Fourth Amended and Restated Credit Agreement with its banking group. The November 2011 amendment (effective as of November 30, 2011) provides for a LIBOR rate margin from 200 basis points to 300 basis points, base rate margin from zero to 75 basis points, letter of credit fees from 212.5 basis points to 312.5 basis points and unused portion fees from 25 basis points to 35 basis points. The facility increases the revolving credit facility to $150 million in availability, subject to a borrowing base and extends the term to November 2016.

As of December 31, 2011, the Company had no borrowings under its revolving credit agreement, outstanding letters of credit of $49.7 million and cash and cash equivalents balance of $1.3 million. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2011. See “Financial Condition” for a more complete discussion of these agreements.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and Saia Motor Freight Line, LLC (also referred to as Saia or the Company). This discussion should be read in conjunction with the accompanying audited consolidated financial statements which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

The Company is an asset-based transportation company headquartered in Johns Creek, Georgia providing regional, interregional and longerhaul LTL services, along with guaranteed, expedited and limited TL service solutions to a broad base of customers across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).

Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as discussed under “Forward Looking Statements” and Part II, Item 1A. “Risk Factors” section of this Form 10-K. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals, which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations

Saia, Inc. and Subsidiary

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2011, 2010 and 2009

(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2011	2010	2009	‘11 v. ’10	‘10 v. ’09
Operating Revenue	$1,030,224	$902,660	$849,141	14.1%	6.3%
Operating Expenses:
Salaries, wages and employees’ benefits	513,977	481,197	486,473	6.8	(1.1)
Purchased transportation	87,159	80,859	64,728	7.8	24.9
Depreciation and amortization	37,278	36,159	39,342	3.1	(8.1)
Other operating expenses	363,664	292,345	262,291	24.4	11.5
Operating Income (Loss)	28,146	12,100	(3,693)	132.6	n/m
Operating Ratio	97.3%	98.7%	100.4%	(1.4)	(1.7)
Nonoperating Expenses	10,416	10,167	11,948	2.4	(14.9)
Working Capital	18,468	47,730	31,782	(61.3)	50.2
Operating Cash Flow provided by Continuing Operations	59,279	24,970	19,421	137.4	28.6
Net Acquisitions of Property and Equipment	67,899	3,255	7,574	1,986.0	(57.0)
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,688	3,562	3,476	3.5	2.5
Total Tonnage	4,397	4,257	4,097	3.3	3.9
LTL Shipments	6,487	6,398	6,428	1.4	(0.5)
Total Shipments	6,588	6,497	6,515	1.4	(0.3)
LTL Revenue Per Hundredweight	$12.93	$11.75	$11.42	10.0	2.9
Total Revenue Per Hundredweight	$11.71	$10.61	$10.36	10.4	2.4

Continuing Operations

Year ended December 31, 2011 as compared to year ended December 31, 2010

Revenue and volume

Consolidated revenue increased 14.1 percent to $1.0 billion as a result of increased yield due to measured pricing actions and higher fuel surcharges along with increased tonnage. Improvements in the economic environment during 2010 and 2011 permitted the Company to implement measured pricing actions to improve yield. These pricing initiatives were initially implemented in 2010 and continued to have an increasingly positive impact on yield and profitability through 2011.

Saia’s LTL revenue per hundredweight (a measure of yield) increased 10.0 percent to $12.93 per hundredweight for 2011 as a result of increased rates and the impact of higher fuel surcharge. Saia’s LTL tonnage increased 3.5 percent to 3.7 million tons and LTL shipments increased 1.4 percent to 6.5 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On August 22, 2011, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Previously, on October 15, 2010, Saia had implemented a 5.9 percent general rate increase. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.

Operating expenses and margin

Consolidated operating income was $28.1 million in 2011 compared to an operating income of $12.1 million in 2010. Overall, operating margins were favorably impacted by higher yield and increased tonnage, partially offset by increases in specific expense items described below. The 2011 operating ratio (operating expenses divided by operating revenue) was 97.3 percent as compared to 98.7 for 2010. Salaries, wages and benefit expense increased $32.8 million due to increased volumes and more internal miles, $7.3 million in higher healthcare costs and increased workers’ compensation expense caused by development of existing claims and greater frequency of injuries in 2011. The fuel, operating expenses and supplies line reflected a $48.7 million increase in fuel costs due to higher mileage and price per gallon and a $7.1 million increase from fleet maintenance costs. Claims and insurance in 2011 was $10.2 million more than 2010 reflecting unfavorable trends in self-insurance claims, primarily due to increased accident severity in 2011. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation expense increased $6.3 million primarily due to higher fuel surcharge.

Other

Substantially all non-operating expenses represent interest expense. The interest expense in 2011 was slightly lower due to lower borrowings. The effective tax rate was 35.9 percent for the year ended December 31, 2011 compared to a net benefit of 1.2 percent in 2010 due to improved earnings in 2011. The significant difference in the effective tax rate from 2010 to 2011 is due to the lower level of pretax income in 2010. The 2011 and 2010 effective tax rate included approximately $1.0 million in alternative fuel tax credits. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2011 was $18.5 million which decreased from working capital at December 31, 2010 of $47.7 million primarily due to a decrease in cash on-hand resulting from increases in capital expenditures in 2011 primarily for replacement revenue equipment. Cash flows from operating activities were $58.2 million for 2011 versus $23.4 million for 2010. Cash flows from operating activities in 2011 included $1.1 million used in discontinued operations while $1.6 million was used in discontinued operations in 2010. For 2011, cash used in investing activities was $67.9 million versus $3.3 million in the prior year primarily due to higher revenue equipment purchases. The Company had reduced capital expenditures in recent years in response to the challenging economic environment but returned to a more normal level in 2011. Cash used in financing activities was $18.0 million in 2011 versus $0.2 million for the prior year.

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

Operating expenses and margin

Consolidated operating income was $12.1 million in 2010 compared to an operating loss of $3.7 million in 2009. The Company changed its vacation policy in 2009 which reduced vacation expense only for 2009 by $12.3 million. The 2010 operating ratio (operating expenses divided by operating revenue) was 98.7, as compared to 100.4 in 2009. Higher fuel prices, in conjunction with volume changes due to increased tonnage, caused $26.6 million of the increase in fuel, operating expenses and supplies. This is reflective of the diesel fuel price trends throughout the year. The Company implemented reductions-in-force during the first and fourth quarters of 2009 to bring the Company’s workforce in line with business levels and a reduced outlook. The Company suspended its 401(k) match effective February 1, 2009. On April 1, 2009, the Company implemented a compensation reduction equal to ten percent of salary for the Company’s leadership team, five percent for hourly, linehaul and salaried employees in operations, maintenance and administration and ten percent in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Estimated annualized savings from the suspension of the 401(k) match is $6 million and from the compensation and wage reductions is $18 million. These reductions in compensation remained in effect for all of 2010. During 2010, accident expense was $4.7 million lower than the prior year due to decreased severity. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation expenses increased 24.9 percent in 2010 compared to the prior year reflecting higher fuel prices, increased utilization due to higher volumes and a reduction in the available Company drivers.

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

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved in 2011, there remains uncertainty as to the timing and strength of the economic recovery into 2012. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions would likely improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.

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

Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and other expense categories. Specific cost initiatives include linehaul routing optimization, reduction of utilization of purchased transportation and utilization of in-cab technology to improve miles per gallon.

The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match, one-half of which was reinstated effective April 1, 2011; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management which was effective December 1, 2011. While the Company’s operating results have not improved to a targeted operating ratio, management took this step to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers. Management is committed to a market-based wage program. These actions reward the employees who have worked hard and sacrificed since the Company’s wage reduction in April 2009. The impact of this wage increase is expected to be approximately $10 million annually.

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

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $150 million in availability, subject to a borrowing base and expires in November 2016. The Company is also party to a long-term note agreement (the Restated Master Shelf Agreement). In November 2011, the Company entered into amendments to the Restated Credit Agreement and Master Shelf Agreement, as discussed below. The Company entered into amendments in June and December 2009 to both agreements obtaining financial covenant relief through March 31, 2011. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay in December 2009 approximately $17.5 million in indebtedness and $7.0 million in scheduled interest payments that were otherwise due under the Restated Master Shelf Agreement in 2010.

Restated Credit Agreement

In November 2011, the Restated Credit Agreement was amended to increase the revolving credit facility from $120 million to $150 million, which resulted in amendment fees of $1.0 million in the fourth quarter of 2011. The amendment added an accordion feature that allows for an additional $40 million, subject to lender approval, to the total commitments under the Restated Credit Agreement. Additionally, the maturity has been extended to November 2016.

The December 2009 amendment to the Restated Credit Agreement reduced the revolving credit facility from $160 million to $120 million and resulted in debt issuance cost expense of $0.5 million in the fourth quarter of 2009. The Company also agreed as part of that amendment to prepay approximately $2.0 million in letter of credit fees otherwise payable in 2010. The Restated Credit Agreement was subject to a borrowing base described below, and was scheduled to mature on January 28, 2013.

Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit fees in the unused portion of the revolving credit loans increased from the interest rate margins and fees in place prior to the 2009 amendments, but continue to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. As a result of the June 2009 amendment (effective as of June 26, 2009), the LIBOR rate margin and letter of credit fee ranged from 275 basis points to 400 basis points, the base rate margin ranged from 50 basis points to 175 basis points and the unused portion fee ranged from 40 basis points to 50 basis points. The November 2011 amendment (effective as of November 30, 2011) provides for a LIBOR rate margin range from 200 basis points to 300 basis points, base rate margin from zero to 75 basis points, letter of credit fee range from 212.5 basis points to 312.5 basis points and an unused portion fee from 25 basis points to 35 basis points.

The Restated Credit Agreement, as amended by the December 2009 amendment, provided relief from certain financial covenants through March 31, 2011 after which time the financial covenants returned to the pre-relief levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio and a minimum amount of tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $150 million subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At December 31, 2011, the Company had no borrowings under the Restated Credit Agreement and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. At December 31, 2010, the Company had no borrowings under the Credit Agreement and $55.1 million in letters of credit outstanding under the Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

In November 2011, the Company amended the Restated Master Shelf Agreement to remove adjusted leverage ratio from the financial covenants. The Note maturities remain the same.

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The initial $100 million Senior Notes have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth, among others.

In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due in 2010 and prepaid interest included in prepaid expenses. In addition, the interest rate increased to 9.75 percent in the first quarter of 2011. The interest rate on those notes returned to the original level on July 1, 2011 after the Company demonstrated compliance with the original financial covenants for the second quarter of 2011.

Other

At December 31, 2011, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points through 2011. At December 31, 2011, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

Projected net capital expenditures for 2012 are approximately $80.4 million. This represents an approximately $12.5 million increase from 2011 net capital expenditures of $67.9 million for property and equipment. Approximately $44.3 million of the 2012 capital budget was committed at December 31, 2011. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures. The Company has reduced its capital expenditures in recent years in reaction to the difficult economic environment. Projected 2012 expenditures for revenue equipment include a normal annual level of replacement plus a portion of prior deferrals for tractors and trailers and continued investment in technology. The Company anticipates the increases in purchases of revenue equipment will reduce maintenance costs over time.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities from continuing operations were $59.3 million for the year ended December 31, 2011, however, while net cash used in investing activities was $67.9 million as a result of increased purchases of revenue equipment that was previously deferred. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $1.3 million at December 31, 2011 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2011.

See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures are summarized in the following table (millions):

	Years ended
	2011	2010	2009
Land and structures:
Additions	$2.2	$0.2	$7.7
Sales	(2.7)	—	(1.2)
Revenue equipment, net	59.8	1.6	(0.8)
Technology and other	8.6	1.5	1.9

Total	$67.9	$3.3	$7.6

In addition to the amounts disclosed in the table above, the Company had an additional $0.01 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2011.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.5 million for 2012 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2011.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2011 (in millions):

	Payments due by year
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt(1)	22.1	22.1	7.2	7.2	7.2	7.1	72.9
Operating leases(2)	12.5	10.2	7.6	6.3	5.0	22.9	64.5
Purchase obligations(3)	47.5	—	—	—	—	—	47.5

Total contractual obligations	$82.1	$32.3	$14.8	$13.5	$12.2	$30.0	$184.9

(1)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(3)	Includes $44.3 million of commitments for capital expenditures.

	Amount of commitment expiration by year
	2012	2013	2014	2015	2016	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$100.3	$—	$—	$100.3
Letters of credit	51.5	—	—	—	—	—	51.5
Surety bonds	6.1	—	—	—	—	—	6.1

Total commercial commitments	$57.6	$—	$—	$100.3	$—	$—	$157.9

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $2.6 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of December 31, 2011. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2011. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2011 with comparative information for December 31, 2010. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2011		2010
							Total	Fair Value	Total	Fair Value
	2012	2013	2014	2015	2016	Thereafter
Fixed rate debt	$22.1	$22.1	$7.2	$7.2	$7.2	$7.1	$72.9	$76.5	$90.0	$97.7
Average interest rate	6.93%	6.98%	6.78%	6.16%	6.16%	6.16%	—	—	—	—
Variable rate debt	—	—	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

Atlanta, Georgia

March 2, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Saia, Inc.:

We have audited Saia, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Atlanta, Georgia

March 2, 2012

Saia, Inc. and Subsidiary

Consolidated Balance Sheets

	December
	2011	2010
	(in thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$1,317	$29,045
Accounts receivable, less allowance of $3,811 and $4,652 in 2011 and 2010	107,436	94,569
Prepaid expenses and other	11,572	8,984
Deferred income taxes	14,052	10,562
Income tax receivable	3,312	5,449
Other current assets	5,127	4,887

Total current assets	142,816	153,496
Property and Equipment, at cost	669,345	610,572
Less-accumulated depreciation	344,890	319,634

Net property and equipment	324,455	290,938
Identifiable Intangibles, net	1,450	1,840
Other Noncurrent Assets	6,165	5,883

Total assets	$474,886	$452,157

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,783	$37,745
Wages, vacations and employees’ benefits	21,185	19,101
Claims and insurance accruals	27,602	20,560
Other current liabilities	13,635	11,217
Current portion of long-term debt	22,143	17,143

Total current liabilities	124,348	105,766
Other Liabilities:
Long-term debt, less current portion	50,714	72,857
Deferred income taxes	51,289	39,077
Claims, insurance and other	29,234	28,099

Total other liabilities	131,237	140,033
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,937,821 and 15,900,245 shares issued and outstanding at December 31, 2011 and 2010, respectively	16	16
Additional paid-in-capital	203,793	202,751
Deferred compensation trust, 139,324 and 169,344 shares of common stock at cost at December 31, 2011 and 2010, respectively	(2,199)	(2,727)
Retained earnings	17,691	6,318

Total shareholders’ equity	219,301	206,358

Total liabilities and shareholders’ equity	$474,886	$452,157

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary

Consolidated Statements of Operations

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands, except per share data)
Operating Revenue	$1,030,224	$902,660	$849,141
Operating Expenses:
Salaries, wages and employees’ benefits	513,977	481,197	486,473
Purchased transportation	87,159	80,859	64,728
Fuel, operating expenses and supplies	293,534	233,771	197,108
Operating taxes and licenses	38,228	36,981	35,465
Claims and insurance	32,067	21,870	29,812
Depreciation and amortization	37,278	36,159	39,342
Operating (gains), net	(165)	(277)	(94)

Total operating expenses	1,002,078	890,560	852,834

Operating Income (Loss)	28,146	12,100	(3,693)
Nonoperating Expenses (Income):
Interest expense	10,468	10,602	12,156
Other, net	(52)	(435)	(208)

Nonoperating expenses, net	10,416	10,167	11,948

Income (Loss) from Continuing Operations Before Income Taxes	17,730	1,933	(15,641)
Income Tax Expense (Benefit)	6,357	(24)	(6,605)

Income (Loss) from Continuing Operations	11,373	1,957	(9,036)
Discontinued Operations, net of tax
Income on disposal	—	—	1,161

Net Income (Loss)	$11,373	$1,957	$(7,875)

Weighted average common shares outstanding — basic	15,789	15,713	13,423

Weighted average common shares outstanding — diluted	16,136	16,115	13,423

Basic Earnings (Loss) Per Share-Continuing Operations	$0.72	$0.12	$(0.67)
Basic Earnings Per Share-Discontinued Operations	—	—	0.08

Basic Earnings (Loss) Per Share	$0.72	$0.12	$(0.59)

Diluted Earnings (Loss) Per Share-Continuing Operations	$0.70	$0.12	$(0.67)
Diluted Earnings Per Share-Discontinued Operations	—	—	0.08

Diluted Earnings (Loss) Per Share	$0.70	$0.12	$(0.59)

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary

Consolidated Statements of Shareholders’ Equity

For the years ended December 31, 2011, 2010 and 2009

			Additional Paid-in Capital	Deferred Compensation Trust
	Common Shares	Common Stock			Retained Earnings	Total
	(in thousands)
BALANCE at December 31, 2008	13,510,709	$14	$174,079	$(2,757)	$12,236	$183,572
Stock compensation for options and long-term incentives	—	—	1,477	—	—	1,477
Director deferred shares for annual deferral elections	2,300	—	359	—	—	359
Exercise of stock options, including tax benefits of $341	44,271	—	294	—	—	294
Net proceeds from issuance of common shares	2,310,000	2	24,867	—	—	24,869
Purchase of shares by Deferred Compensation Trust	—	—	—	(168)	—	(168)
Sale of shares by Deferred Compensation Trust	—	—	(35)	188	—	153
Net loss	—	—	—	—	(7,875)	(7,875)

BALANCE at December 31, 2009	15,867,280	16	201,041	(2,737)	4,361	202,681
Stock compensation for options and long-term incentives	2,588	—	1,469	—	—	1,469
Director deferred shares for annual deferral elections	2,280	—	423	—	—	423
Exercise of stock options, including tax benefits of $182	28,097	—	168	—	—	168
Additional legal fees for issuance of common shares	—	—	(50)	—	—	(50)
Deferred tax adjustment for long-term incentive plan	—	—	(300)	—	—	(300)
Purchase of shares by Deferred Compensation Trust	—	—	—	(39)	—	(39)
Sale of shares by Deferred Compensation Trust	—	—	—	49	—	49
Net income	—	—	—	—	1,957	1,957

BALANCE at December 31, 2010	15,900,245	16	202,751	(2,727)	6,318	206,358
Stock compensation for options and long-term incentives	1,680	—	1,451	—	—	1,451
Director deferred shares for annual deferral elections		—	344	—	—	344
Exercise of stock options, including tax benefits of $23	10,590	—	149	—	—	149
Shares issued for long-term incentive awards net of shares withheld for taxes	25,306	—	(203)	—	—	(203)
Deferred tax adjustment for long-term incentive plan	—	—	(134)	—	—	(134)
Purchase of shares by Deferred Compensation Trust	—	—	(4)	(147)	—	(151)
Sale of shares by Deferred Compensation Trust	—	—	(561)	675	—	114
Net income	—	—	—	—	11,373	11,373

BALANCE at December 31, 2011	15,937,821	$16	$203,793	$(2,199)	$17,691	$219,301

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(in thousands)
Operating Activities:
Net income (loss)	$11,373	$1,957	$(7,875)
Noncash items included in net income (loss):
Depreciation and amortization	37,278	36,159	39,342
Income on discontinued operations	—	—	(1,161)
Provision for doubtful accounts	1,508	3,264	3,201
Deferred income taxes	8,331	(1,194)	(1,945)
Gain from property disposals, net	(165)	(277)	(94)
Stock-based compensation	1,795	1,892	1,836
Changes in operating assets and liabilities:
Accounts receivable	(14,376)	(10,326)	2,983
Accounts payable	2,026	(9,857)	1,457
Other working capital items, net	11,379	4,607	(21,501)
Claims, insurance and other	1,134	(1,006)	1,892
Other, net	(1,004)	(249)	125
Net investment in discontinued operations	(1,068)	(1,584)	(4,171)

Net cash provided by operating activities	58,211	23,386	14,089

Investing Activities:
Acquisition of property and equipment	(70,862)	(3,815)	(8,362)
Proceeds from disposal of property and equipment	2,963	560	788

Net cash used in investing activities	(67,899)	(3,255)	(7,574)

Financing Activities:
Repayment of long-term debt	(17,143)	—	(46,500)
Net proceeds from issuance of common shares	—	—	24,869
Payment of debt issuance costs	(1,046)	—	(3,493)
Proceeds on stock option exercises (including excess tax benefits)	149	168	294

Net cash (used in) provided by financing activities	(18,040)	168	(24,830)

Net (Decrease) Increase in Cash and Cash Equivalents	(27,728)	20,299	(18,315)
Cash and cash equivalents, beginning of year	29,045	8,746	27,061

Cash and cash equivalents, end of year	$1,317	$29,045	$8,746

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiary

Notes to Consolidated Financial Statements

December 31, 2011, 2010 and 2009

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiary, Saia Motor Freight Line, LLC (Saia or the Company) (formerly SCS Transportation, Inc.), headquartered in Johns Creek, Georgia, is a leading transportation company providing regional and interregional less than truckload (LTL) services, selected national LTL and time-definite services across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight). Saia Motor Freight provides delivery in 34 states across the South, Southwest, West, Midwest and Pacific Northwest.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned regional transportation subsidiary, Saia Motor Freight Line, LLC.

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

Cash Equivalents and Checks Outstanding:    Cash equivalents in excess of current operating requirements are invested in short-term interest bearing instruments purchased with original maturities of three months or less and are stated at cost, which approximates market. Changes in checks outstanding in excess of cash on deposit are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2011	2010
Land	$51,572	$53,516
Structures	111,090	110,046
Tractors	221,574	175,613
Trailers	159,597	161,120
Other revenue equipment	28,013	25,626
Technology equipment and software	44,988	36,658
Other	52,511	47,993

Total property and equipment, at cost	$669,345	$610,572

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2011, 2010 and 2009, the Company capitalized in continuing operations $1.6 million, $0.6 million and $1.3 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former parent of Saia provides guarantees for claims in certain self-insured states that arose prior to September 30, 2002 (See Note 2 for more information regarding the guarantees).

Risk retention amounts per occurrence during the three years ended December 31, 2011, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	300,000
Cargo loss and damage	250,000

The Company’s insurance accruals are presented net of amounts receivable from insurance companies that provide coverage above the Company’s retention.

Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As required by the income taxes Topic of Financial Accounting Standards Board (FASB) Account Standards Codification ASC 740, the Company follows this guidance which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. ASC 740 Income Taxes also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense for continuing operations were $0.8 million, $0.3 million and $0.3 million in 2011, 2010 and 2009, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2011 and 2010, because of the relatively short maturity of these instruments. See Note 3 for fair value disclosures related to long-term debt.

2.    Related-Party Transactions

On September 30, 2002, Yellow Corporation (Yellow) completed the spin-off of its 100 percent interest in the Company to Yellow shareholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off, Yellow continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit which Yellow must maintain for these insurance programs. Yellow allocated $1.7 million in letters of credit at December 31, 2011 and 2010, in connection with the Company’s insurance programs for which the Company pays quarterly Yellow’s cost plus 125 basis points through 2011.

3.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Credit Agreement with Banks, described below	$—	$—
Senior Notes under a Master Shelf Agreement, described below	72,857	90,000

Total debt	72,857	90,000
Less: current portion of long-term debt	22,143	17,143

Long-term debt, less current portion	$50,714	$72,857

The Company is party to a revolving credit agreement (Restated Credit Agreement) with a group of banks to fund capital investment and working capital needs. The facility provides up to $150 million in availability, subject to a borrowing base and expires on November 2016. The Company is also party to a long-term note agreement (Restated Master Shelf Agreement), as discussed below. The Company entered into amendments in June and December 2009 to the Revolving Credit Agreement and Master Shelf Agreement obtaining financial covenant relief through March 31, 2011 at which time the financial covenants return to the pre-relief levels. Pursuant to those amendments, the Company agreed to increases in interest rates, letter of credit fees and certain other fees and pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Simultaneously with the December 2009 amendments, the Company issued 2,310,000 shares of common stock in a private placement, which generated approximately $24.9 million in net proceeds. Proceeds were used primarily to prepay in December 2009 approximately $17.5 million in indebtedness and $7.0 million in scheduled interest payments that was otherwise due under the Master Shelf Agreement in 2010.

In November 2011, the Company entered into amendments to the Restated Credit Agreement and Master Shelf Agreement as described below.

Restated Credit Agreement

In November 2011, the Restated Credit Agreement was amended to increase the revolving credit facility from $120 million to $150 million which resulted in amendment fees of $1.0 million in the fourth quarter of 2011. The amendment added an accordion feature that allows for up to an additional $40 million, subject to lender approval, in the total commitments under the Restated Credit Agreement. Additionally, the maturity has been extended to November 2016.

The December 2009 amendment to the Restated Credit Agreement reduced the revolving credit facility from $160 million to $120 million and resulted in debt issuance cost being expensed of $0.5 million in 2009. The Company also agreed as part of that amendment to prepay approximately $2.0 million in letter of credit fees otherwise payable in 2010. The Restated Credit Agreement was subject to a borrowing base described below and was scheduled to mature on January 28, 2013.

Under the Restated Credit Agreement, interest rate spreads on revolving credit loans, fees on letters of credit fees and fees on the unused portion of the revolving credit loans increased from the interest rate margins and fees in place prior to the 2009 amendments but continued to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. Under the Restated Credit Agreement effective as of June 26, 2009, the LIBOR rate margin and letter of credit fees ranged from 275 basis points to 400 basis points, the base rate margin ranged from 50 basis points to 175 basis points and the unused portion fee ranged from 40 basis points to 50 basis points, The November 2011 amendment (effective as of November 30, 2011) provides for a LIBOR rate margin from 200 basis points to 300 basis points, base rate margin from zero to 75 basis points, letter of credit fees from 212.5 basis points to 312.5 basis points and an unused portion fee from 25 basis points to 35 basis points.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement prohibits the Company from paying a dividend. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $150 million subject to a borrowing base calculated utilizing certain property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At December 31, 2011, the Company had no borrowings under the Restated Credit Agreement and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. At December 31, 2010, the Company had no borrowings under the Credit Agreement and $55.1 million in letters of credit outstanding under the Credit Agreement. The available portion of the Credit Agreement may be used for future capital expenditures, working capital and letter of credit requirements, as needed.

Restated Master Shelf Agreement

In November 2011, the Company amended the Restated Master Shelf Agreement to remove the adjusted leverage ratio from the financial covenants. The Note maturities remain the same.

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The initial $100 million Senior Notes have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio and a minimum tangible net worth, among others. The Restated Master Shelf Agreement prohibits the Company from paying a dividend. The Restated Master Shelf Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Master Shelf Agreement.

In connection with the December 2009 amendment of the Master Shelf Agreement, the Company prepaid the principal and interest on the Senior Notes in December 2009 otherwise due and payable during 2010, at the current interest rates. This resulted in no current portion due and prepaid interest included in prepaid expenses. In addition, the interest rate increased to 9.75 percent in the first quarter of 2011. The interest rate on those notes returned to the original levels on July 1, 2011, after the Company demonstrated compliance with the original financial covenants for the second quarter of 2011.

Other

The Company paid cash for interest of $9.0 million, $3.1 million and $10.7 million for December 31, 2011, 2010 and 2009, respectively.

Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at December 31, 2011 and 2010 is $76.5 million and $97.7 million, respectively, based upon level two in the fair value hierarchy.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2012	$22,143
2013	22,143
2014	7,143
2015	7,143
2016	7,143
Thereafter through 2018	7,142

Total	$72,857

4.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense from continuing operations was $17.8 million, $17.4 million and $14.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2012	$12,490
2013	10,211
2014	7,571
2015	6,271
2016	4,970
Thereafter through 2018	22,961

Total	$64,474

Management expects that in the normal course of business leases will be renewed or replaced as they expire.

Capital expenditures committed were $44.3 million at December 31, 2011. As of December 31, 2011 and 2010, the Company had both $0.6 million of capital expenditures in accounts payable as non-cash operating activities.

California Labor Code Litigation.    In December 2011, the United States District Court for the Central District of California dismissed with prejudice an action brought by a former employee against the Company.

The complaint, originally filed in July 2007, purported to allege various violations of state labor laws on behalf of the named plaintiff and California dockworkers. No class was certified and the dismissal was pursuant to the parties’ Stipulation of Dismissal following a settlement between the plaintiff and the Company.

Other.    The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

5.    Goodwill and Other Intangible Assets

The Company recorded an impairment charge of $35.5 million to fully impair its then existing goodwill balance in 2008.

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2011		December 31, 2010
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$4,600	$3,150	$4,600	$2,860
Covenants not-to-compete (useful life of 4-6 years)	3,550	3,550	3,550	3,450

	$8,150	$6,700	$8,150	$6,310

Amortization expense for intangible assets was $0.4 million for 2011, $0.4 million for 2010 and $0.8 million for 2009. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2012	$290
2013	290
2014	290
2015	290
2016	290

Total	$1,450

6.    Computation of Earnings (Loss) Per Share

The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share is as follows (in thousands except per share amounts):

	Years Ended December 31,
	2011	2010	2009
Numerator:
Income (loss) from continuing operations	$11,373	$1,957	$(9,036)
Income from discontinued operations, net	—	—	1,161

Net income (loss)	$11,373	$1,957	$(7,875)

Denominator:
Denominator for basic earnings per share — weighted average common shares	15,789	15,713	13,423
Effect of dilutive stock options	39	42	—
Effect of other common stock equivalents	308	360	—

Denominator for diluted earnings per share — adjusted weighted average common shares	16,136	16,115	13,423

Basic Earnings (Loss) Per Share — Continuing Operations	$0.72	$0.12	$(0.67)
Basic Earnings Per Share — Discontinued Operations	—	—	0.08

Basic Earnings (Loss) Per Share	$0.72	$0.12	$(0.59)

Diluted Earnings (Loss) Per Share — Continuing Operations	$0.70	$0.12	$(0.67)
Diluted Earnings Per Share — Discontinued Operations	—	—	0.08

Diluted Earnings (Loss) Per Share	$0.70	$0.12	$(0.59)

Due to the net loss for the year ended December 31, 2009, 503,200 dilutive shares had no effect on the calculation of loss per share. In 2011 and 2010, options for 293,944 and 239,300 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

7.    Shareholders’ Equity

Deferred Compensation Trust

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) allows for the plan participants to make an irrevocable election to invest in the Company’s common stock. Upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years ended December 31,
	2011	2010	2009
Shares of common stock purchased	11,790	3,026	16,160
Aggregate purchase price of shares purchased	$147,079	$39,000	$168,000
Shares of common stock sold	41,810	4,010	11,427
Aggregate sale price of shares sold	$675,151	$49,000	$153,000

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

In December 2003, the Company adopted the Directors’ Deferred Fee Plan. Under the Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable in the Company’s common stock. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the directors’ termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 133,364 and 114,049 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2011 and 2010, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

Private Placement Offering

Effective December 29, 2009, the Company issued 2,310,000 shares of the Company’s common stock at a price of $11.50 per share in a private placement transaction with certain qualified investment buyers. The net proceeds from the stock issuance were used to fund the prepayment of principal and interest on the Senior Notes.

8.    Stock-Based Compensation

The Company accounts for its employee stock-based compensation awards in accordance with ASC Topic 718, Compensation-Stock Compensation (ASC Topic 718). ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such costs are measured at the grant date fair value of the award. The Company uses a Black-Scholes-Merton model to estimate the fair value of stock options granted to employees and will continue to use this option valuation model under ASC Topic 718.

ASC Topic 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2011, 2010 and 2009, cash flows from financing activities were increased by $23 thousand, $0.2 million and $0.3 million, respectively, for such excess tax deductions.

The shareholders of the Company approved the 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain outstanding executive, managerial, supervisory or professional employees and non-employee directors. As of December 31, 2006, the Company had reserved 424,000 shares of its common stock under the 2003 Omnibus Plan. The 2003 Omnibus Plan was amended during 2007 to reserve another 400,000 shares of common stock for a total of 824,000 shares. As of December 31, 2011, the Company had reserved 824,000 shares of its common stock under the 2003 Omnibus Plan. The 2011 Omnibus Plan has 600,000 shares reserved. The 2011 Omnibus Plan and the 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and performance unit awards. Stock option awards to employees are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted under the plans to date have cliff vesting at the end of three years of continuous service and have a seven-year contractual term. In addition, the 2003 Omnibus Plan was amended on January 27, 2011 to provide for the payment of non-employee director annual retainers in cash. Prior to that amendment, one-half of annual retainers paid to non-employee directors were paid in Company stock.

The 2011 Omnibus Plan and the 2003 Omnibus Plan provides for an annual grant to each non-employee director of no more than 4,000 shares and 3,000 shares, respectively, with the exact number of shares granted determined by the Compensation Committee of the Board. These share awards vest over three years for the 2011 Omnibus Plan, subject to acceleration of vesting upon leaving the Board or a change in control, and immediately upon grant for the 2003 Omnibus Plan.

Shares issued to each non-employee director under this provision were 1,680, 2,280 and 2,300 for the years ended December 31, 2011, 2010 and 2009, respectively. Non-employee directors were also issued 19,315, 23,495 and 26,053 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2011, 2010 and 2009, respectively. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. At December 31, 2011 and 2010, 164,599 and 189,905 shares, respectively, remain reserved and unissued under the provisions of the 2003 Omnibus Plan, substantially all of which are allocated to outstanding Performance Unit Awards and outstanding stock options described below. At December 31, 2011, 493,295 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2011, 2010 and 2009 had stock option and restricted stock compensation expense of $0.6 million, $0.6 million and $0.7 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2011, there is unrecognized compensation expense of $0.8 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years. The Company recorded actual forfeitures of approximately 29% of the options issued during 2005 and 2006 directly as a result of the sale of Jevic and has adjusted the stock option compensation expense. The Company does not anticipate any additional significant forfeiture of unvested stock options.

The following table summarizes the activity of stock options for the year ended December 31, 2011 for both employees and non-employee directors:

	Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2010	451,880	$17.12
Granted	85,710	—
Exercised	(10,590)	—
Forfeited	—	—

Outstanding at December 31, 2011	527,000	$17.12	3.5	$90

Exercisable at December 31, 2011	265,706	$20.33	1.9	$14

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $0.1 million, $0.5 million and $0.9 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2011, 2010 and 2009 was $8.27, $6.22 and $5.81, respectively. The weighted-average grant-date fair value per share of shares vested during the years ended December 31, 2011, 2010 and 2009 was $6.92, $8.40 and $8.97, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Risk free interest rate	2.17%	2.37%	1.75%
Expected life in years	5	5	5
Expected volatility	57.99%	58.04%	55.17%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2011 and changes during the year ended December 31, 2011:

	Options	Weighted average Grant-date Fair Value
Unvested at December 31, 2010	258,817	$6.47
Granted	85,710	8.28
Vested	(83,235)	6.92
Forfeited	—	—

Unvested at December 31, 2011	261,292	$6.92

In addition to stock options, the Company granted shares of restricted stock to two key executives in February 2008. These shares of restricted stock will vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. One executive forfeited his shares of restricted stock in connection with his termination of employment during 2010. The following table summarizes restricted stock activity during the year ended December 31, 2011:

	Shares	Weighted average Grant-date Fair Value
Restricted Stock at December 31, 2010	34,000	$14.71
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted Stock at December 31, 2011	34,000	$14.71

Performance Unit Awards

Under the 2011 Omnibus Plan and the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2007-2009, 2008-2010, 2009-2011, 2010-2012 and February 2011 — February 2014, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three-year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 Compensation-Stock Compensation with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense for the performance unit awards of $0.8 million, $0.8 million and $0.8 million in 2011, 2010 and 2009, respectively. Shares earned under the performance unit awards will be issued in the first quarter of the year following the end of the performance period. There was an issuance of 42,148 shares for the 2009-2011 performance period in February 2012, 29,871 shares for the 2008-2010 performance period in February 2011 and no issuance was made for the 2007-2009 performance period. The issuance of shares related to these awards would range from zero to a maximum of 101,748 shares per year.

9.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match is 50 percent of the first six percent of an eligible employee’s contributions. The Company elected to temporarily suspend the Company match in February 2009. Effective April 1, 2011, the Company reinstated one-half of the 401(K) match. The Company’s total contributions included in continuing operations for the years ended December 31, 2011, 2010, and 2009, were $1.5 million, zero and $0.5 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan. The plan participants in the Capital Accumulation Plan are certain executives within the Company. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2011 and 2010, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 139,324 and 169,344 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried and clerical employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include no performance incentive accruals in 2011, 2010 or 2009. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 12,749, 12,145 and 16,579 shares in the open market during 2011, 2010 and 2009, respectively.

Vacation Policy

On August 24, 2009, Saia, Inc. announced, effective August 30, 2009, the termination of its current vacation policy. The Company implemented a new policy effective January 1, 2010 under which employees will accrue vacation time proportionally throughout the year to be used in the same year it is accrued. The Company’s vacation expense returned to historical levels in 2010 and remain at this level in 2011.

10.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2011	2010
Depreciation	$68,483	$55,595
Other	3,327	3,033
Revenue	918	975

Gross deferred tax liabilities	72,728	59,602
Allowance for doubtful accounts	(1,503)	(1,806)
Equity-based compensation	(2,390)	(1,858)
Employee benefits	(2,995)	(3,225)
Claims and insurance	(18,646)	(15,753)
Other	(9,957)	(8,445)

Gross deferred tax assets	(35,491)	(31,087)

Net deferred tax liability	$37,237	$28,515

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2011 or 2010 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision for continuing operations consists of the following (in thousands):

	2011	2010	2009
Current:
U.S. federal	$(2,404)	$767	$(5,049)
State	430	403	389

Total current income tax provision	(1,974)	1,170	(4,660)

Deferred:
U.S. federal	7,880	(1,232)	(1,952)
State	451	39	7

Total deferred income tax provision (benefit)	8,331	(1,194)	(1,945)

Total income tax provision (benefit)	$6,357	$(24)	$(6,605)

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2011	2010	2009
Provision at federal statutory rate	$6,206	$677	$(5,474)
State income taxes, net	925	356	(229)
Nondeductible business expenses	406	321	324
Tax credits	(1,198)	(1,332)	(1,033)
Other, net	18	(46)	(193)

Total provision	$6,357	$(24)	$(6,605)

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

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

	2011	2010
Gross unrecognized tax benefits at beginning of year	$2,860	$2,884
Gross increases in tax positions for prior years
Gross decreases in tax positions for prior years	—	—
Gross increases in tax positions for current year	—	—
Settlements	—	—
Lapse of statute of limitations	(280)	(24)

Gross unrecognized tax benefits at end of year	$2,580	$2,860

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2011, 2010 and 2009, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.2 million, $0.1 million and $0.1 million, respectively. The Company had approximately $1.4 million, $1.3 million and $1.2 million of accrued interest and penalties at December 31, 2011, 2010 and 2009, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $2.6 million and $2.9 million as of December 31, 2011 and 2010, respectively. The Company (received) paid cash for income taxes of $(4.2) million, $(1.4) million and $1.7 million in 2011, 2010 and 2009, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

11.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2011	March 31	June 30	September 30	December 31
Operating revenue	$243,018	$265,901	$268,285	$253,020
Operating income	4,090	8,256	9,620	6,180
Net income	713	3,358	4,829	2,473

Basic earnings per share	$0.05	$0.21	$0.31	$0.16

Diluted earnings per share	$0.04	$0.21	$0.30	$0.15

Three months ended, 2010	March 31	June 30	September 30	December 31
Operating revenue	$212,224	$231,342	$234,662	$224,432
Operating (loss) income	(2,125)	5,874	6,547	1,804
Net (loss) income	(3,223)	1,980	2,495	705

Basic (loss) earnings per share	$(0.21)	$0.13	$0.16	$0.04

Diluted (loss) earnings per share	$(0.21)	$0.12	$0.16	$0.04

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

In September 2008, the Company entered into a settlement agreement with the bankruptcy estate of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on a Jevic letter of credit issued to secure the obligation and a payment by the Company to the bankruptcy estate of $750,000. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims. In 2009, the Company recorded an adjustment of $1.1 million, net of taxes, to the assumed SIR obligations as a result of reduction in the required reserve for claims incurred but not reported and was reflected as discontinued operations.

The accompanying condensed consolidated statements of operations for all periods have been presented to classify Jevic’s operations as discontinued operations. Selected condensed consolidated statement of operations data for the Company’s discontinued operations is as follows:

	Years Ended
	2011	2010	2009
Pre-tax gain on disposal of discontinued operations	$—	$—	$1,887
Income tax expense	—	—	726

Income from discontinued operations	$—	$—	$1,161

The income tax expense (benefit) was allocated to discontinued operations by calculating an appropriate effective tax rate for the discontinued operations based on the permanent differences of Jevic for each of the respective periods.

13.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

		Additions
Description	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions- describe (1)	Balance, end of period
	(in thousands)
Year ended December 31, 2011:
Deducted from asset account — Allowance for uncollectible accounts	$4,652	$1,508	$—	$(2,349)	$3,811
Year ended December 31, 2010:
Deducted from asset account — Allowance for uncollectible accounts	6,838	3,264	6	(5,456)	4,652
Year ended December 31, 2009:
Deducted from asset account — Allowance for uncollectible accounts	7,553	3,201	31	(3,947)	6,838

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Based upon the controls evaluation, the Company’s CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Disclosure Controls are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the fourth quarter of 2011 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment the Company’s management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011, which report appears on page 31 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
James A. Darby	Vice President and Chief Financial Officer (Principal Financial Officer)
Stephanie R. Maschmeier	Controller (Principal Accounting Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 26, 2012, and is incorporated herein by reference. Certain Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 26, 2012, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 26, 2012, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 26, 2012, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of shareholders, which will be held on April 26, 2012, and is incorporated herein by reference.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for the year ended December 31, 2011.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

By:	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

Date: March 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	March 2, 2012

/s/ James A. Darby James A. Darby	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	March 2, 2012

/s/ Stephanie R. Maschmeier Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	March 2, 2012

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	March 2, 2012

/s/ Linda J. French Linda J. French	Director	March 2, 2012

/s/ John J. Holland John J. Holland	Director	March 2, 2012

/s/ William F. Martin, Jr. William F. Martin, Jr.	Director	March 2, 2012

/s/ James A. Olson James A. Olson	Director	March 2, 2012

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	March 2, 2012

/s/ Douglas W. Rockel Douglas W. Rockel	Director	March 2, 2012

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	March 2, 2012

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).
3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).
4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
4.2	Amendment to Rights Agreement between the Company and Computershare Trust Company, N.A, dated as of December 15, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).
10.1	Master Separation and Distribution Agreement between Yellow Corporation (n/k/a Yellow Worldwide Inc.) and Saia, Inc. dated as of September 30, 2002 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.2	Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10.3.1	Third Amended and Restated Credit Agreement dated as of June 26, 2009, by and among Saia, Inc., Bank of Oklahoma, N.A., as Lead Arranger, Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, U.S. Bank National Association, as Documentation Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 30, 2009).
10.3.2	First Amendment to the Third Amended and Restated Revolving Credit Agreement dated as of December 22, 2009, by and among Saia, Inc., the banks named therein and Bank of Oklahoma, N.A. (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.3.3	Fourth Amended and Restated Credit Agreement, dated as of November 30, 2011, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent, Collateral Agent and Joint Lead Arranger, SunTrust Bank, as Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.4.1	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10.4.2	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 26, 2005).
10.4.3	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on May 5, 2005).
10.4.4	Amendment No. 3 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

Exhibit Number	Description of Exhibit
10.4.5	Amendment No. 4 to the Senior Notes Master Shelf Agreement dated as of June 4, 2008 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).
10.4.6	Amended and Restated Master Shelf Agreement dated as of June 26, 2009, between Saia, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49938) filed on June 30, 2009).
10.4.7	First Amendment to Amended and Restated Master Shelf Agreement dated as of December 22, 2009 between Saia Inc., The Prudential Insurance Company of America and the note holders named therein (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.4.8	Second Amendment to Amended and Restated Master Shelf Agreement, dated as of November 30, 2011, between Saia, Inc., The Prudential Insurance Company of America and other noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.5	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).
10.6.1	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).
10.6.2	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).
10.6.3	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).
10.6.4	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess, III (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.7.1	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10.7.2	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.7.3	Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).
10.8.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).
10.8.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.9	Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).

Exhibit Number	Description of Exhibit
10.10	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and James A. Darby (incorporated herein by reference to Exhibit 10.6 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.11	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Mark H. Robinson (incorporated herein by reference to Exhibit 10.7 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.12	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Sally R. Buchholz (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).
10.14.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).
10.14.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).
10.14.3	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).
10.14.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).
10.15	Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan.
10.16	Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).
10.17.1	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).
10.17.2	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10.18	Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).
10.19	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).
10.20	Form of Share Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.21	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.22.1	Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2011).
10.22.2	Amendment to the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on January 31, 2012).
10.23	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).

Exhibit Number	Description of Exhibit
10.24	Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).
10.25	Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan.
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).
21.1	Subsidiary of Registrant (incorporated herein by reference to Exhibit 21 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).
32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101) The following financial statements from Saia, Inc.’s Form 10-K for the year ended December 31, 2011, filed on March 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Statements of Consolidated Operations, (iii) Statements of Consolidated Cash Flows, (iv) Statements of Consolidated Shareholders’ Equity and Comprehensive Income (Loss), and (v) Notes to Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-4