Form 10-Q
period 2012-03-31
SAIA INC
filed 2012-05-03
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 25, 2012
Common Stock, par value $.001 per share	16,011,941

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements

Saia, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2012	2011
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$60	$1,317
Accounts receivable, net	120,743	107,436
Prepaid expenses and other	29,215	34,063

Total current assets	150,018	142,816
Property and Equipment, at cost	700,132	669,345
Less-accumulated depreciation	342,987	344,890

Net property and equipment	357,145	324,455
Identifiable Intangibles, net	1,378	1,450
Other Noncurrent Assets	6,383	6,165

Total assets	$514,924	$474,886

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$54,307	$39,783
Wages, vacation and employees’ benefits	25,512	21,185
Other current liabilities	41,834	41,237
Current portion of long-term debt	22,143	22,143

Total current liabilities	143,796	124,348
Other Liabilities:
Long-term debt, less current portion	64,309	50,714
Deferred income taxes	51,289	51,289
Claims, insurance and other	29,954	29,234

Total other liabilities	145,552	131,237
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 15,993,881 and 15,937,821 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	16	16
Additional paid-in-capital	204,555	203,793
Deferred compensation trust,140,644 and 139,324 shares of common stock at cost at March 31, 2012 and December 31, 2011, respectively	(2,221)	(2,199)
Retained earnings	23,226	17,691

Total stockholders’ equity	225,576	219,301

Total liabilities and stockholders’ equity	$514,924	$474,886

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2012 and 2011

(unaudited)

	First Quarter
	2012	2011
	(in thousands, except per share data)
Operating Revenue	$268,690	$243,018
Operating Expenses:
Salaries, wages and employees’ benefits	131,700	122,740
Purchased transportation	19,309	21,066
Fuel, operating expenses and supplies	79,397	69,941
Operating taxes and licenses	9,866	9,357
Claims and insurance	6,174	7,252
Depreciation and amortization	11,415	8,573
Operating gains, net	(219)	(1)

Total operating expenses	257,642	238,928

Operating Income	11,048	4,090
Nonoperating Expenses:
Interest expense	1,964	2,998
Other, net	(95)	(91)

Nonoperating expenses, net	1,869	2,907

Income Before Income Taxes	9,179	1,183
Income Tax Provision	3,644	470

Net Income	$5,535	$713

Weighted average common shares outstanding – basic	15,833	15,768

Weighted average common shares outstanding – diluted	16,358	16,119

Basic Earnings Per Share	$0.35	$0.05

Diluted Earnings Per Share	$0.34	$0.04

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2012 and 2011

(unaudited)

	First Quarter
	2012	2011
	(in thousands)
Operating Activities:
Net income	$5,535	$713
Noncash items included in net income:
Depreciation and amortization	11,415	8,573
Other, net	(1,249)	742
Changes in operating assets and liabilities, net	8,348	(11,027)

Net cash provided by (used in) operating activities	24,049	(999)

Investing Activities:
Acquisition of property and equipment	(40,595)	(6,106)
Proceeds from disposal of property and equipment	1,358	61

Net cash used in investing activities	(39,237)	(6,045)

Financing Activities:
Repayment of revolving credit agreement	(62,927)	—
Borrowing of revolving credit agreement	76,522	—
Proceeds from stock option exercises	336	—

Net cash provided by financing activities	13,931	—

Net (Decrease) Increase in Cash and Cash Equivalents	(1,257)	(7,044)

Cash and cash equivalents, beginning of period	1,317	29,045

Cash and cash equivalents, end of period	$60	$22,001

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2012.

Business

The Company provides regional and interregional less-than-truckload (LTL) services, selected national LTL and time-definite services across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2012 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings (Loss) Per Share

The calculation of basic earnings (loss) per common share and diluted earnings (loss) per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2012	2011
Numerator:
Net income	$5,535	$713

Denominator:
Denominator for basic earnings per share– weighted average common shares	15,833	15,768
Effect of dilutive stock options	72	45
Effect of other common stock equivalents	453	306

Denominator for diluted earnings per share– adjusted weighted average common shares	16,358	16,119

Basic Earnings Per Share	$0.35	$0.05

Diluted Earnings Per Share	$0.34	$0.04

For the quarters ended March 31, 2012 and 2011, respectively, options to purchase 394,759 and 234,820 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2012 and December 31, 2011 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at March 31, 2012 and December 31, 2011 was $90.1 million and $76.5 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $86.5 million and $72.9 million at March 31, 2012 and December 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2011 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently-enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated by Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography to increase profits. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through 2011 and the first quarter of 2012 have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is contributing to our Company image and building on operational efficiencies.

The Company’s operating revenue increased by 10.6 percent in first quarter of 2012 compared to the same period in 2011. The increase resulted primarily from improved yield from pricing actions and higher fuel surcharge along with improved tonnage.

Consolidated operating income was $11.0 million for the first quarter of 2012 compared to consolidated operating income of $4.1 million in the first quarter of 2011. In the first quarter of 2012, less-than-truckload (LTL) tonnage per workday was up 2.6 percent versus the prior year quarter while LTL yield improved 7.9 percent. Diluted earnings per share was $0.34 in the first quarter of 2012, compared to earnings per share of $0.04 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 95.9 percent in the first quarter of 2012. This compares to 98.3 percent in the first quarter of 2011.

The Company had $24.0 million in cash provided by operating activities through the first three months of 2012 compared with cash used in the amount of $1.0 million in the prior-year period. The Company had net cash used in investing activities of $39.2 million during the first three months of 2012 for the purchase of property and equipment compared to $6.0 million in the first three months of 2011. The Company’s cash provided by financing activities was $13.9 million through the first three months of 2012 compared to zero in the prior year period. The Company had $13.6 million in net borrowings under its revolving credit agreement, outstanding letters of credit of $49.7 million and cash and cash equivalents balance of $60.0 thousand at March 31, 2012. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2012.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiary, Saia Motor Freight, LLC (also referred to as Saia or the Company).

The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional, interregional and long haul LTL services, along with guaranteed, expedited and limited TL service solutions to a broad base of customers across the United States through, Saia Motor Freight Line, LLC (Saia Motor Freight).

Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors discussed under “Forward-Looking Statements” and Item 1A. “Risk Factors” section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and average revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations

Saia, Inc. and Subsidiary

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2012 and 2011

(unaudited)

			Percent Variance
	2012	2011	'12 v. '11
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$268,690	$243,018	10.6
Operating Expenses:
Salaries, wages and employees’ benefits	131,700	122,740	7.3
Purchased transportation	19,309	21,066	(8.3)
Depreciation and amortization	11,415	8,573	33.2
Fuel and other operating expenses	95,218	86,549	10.0
Operating Income	11,048	4,090	170.1
Operating Ratio	95.9%	98.3%	(2.5)
Nonoperating Expense	1,869	2,907	(35.7)
Working Capital (as of March 31, 2012 and 2011)	6,222	54,261
Cash Flows provided by (used in) Operations	24,049	(999)
Net Acquisitions of Property and Equipment	39,237	6,045
Operating Statistics:
LTL Tonnage	929	906	2.6
Total Tonnage	1,108	1,081	2.5

LTL Shipments	1,599	1,609	(0.6)
Total Shipments	1,625	1,634	(0.6)

LTL Revenue per hundredweight	$13.45	$12.47	7.9
Total Revenue per hundredweight	$12.19	$11.28	8.1

Quarter ended March 31, 2012 vs. Quarter ended March 31, 2011

Revenue and volume

Consolidated revenue increased 10.6 percent to $268.7 million as a result of increased yield due to measured pricing actions and higher fuel surcharges along with increased tonnage. Improvements in the economic environment during 2010 and 2011 permitted the Company to implement measured pricing actions to improve yield. These pricing initiatives were initially implemented in 2010 and continued to have an increasingly positive impact on yield and profitability through 2011 and into the first quarter of 2012.

Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.9 percent to $13.45 per hundredweight for the first quarter of 2012 as a result of increased rates and the impact of higher fuel surcharge. Saia’s LTL tonnage increased 2.6 percent to 0.9 million tons, with some of the increase due to the benefit of milder winter weather in 2012. LTL shipments decreased 0.6 percent to 1.6 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On August 22, 2011, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating expenses and operating income (loss)

Consolidated operating income was $11.0 million in the first quarter of 2012 compared to operating income of $4.1 million in the prior year quarter. Overall, the operations were favorably impacted by higher yield combined with continued cost optimization initiatives throughout our network and milder winter weather in 2012. Salaries, wages and benefits increased $9.0 million over the first quarter of 2011 largely due to increased tonnage and headcount, a 2.5 percent wage increase in December 2011 and increased healthcare costs. The first quarter 2012 operating ratio (operating expenses divided by operating revenue) was 95.9 compared to 98.3 for the same period in 2011. Higher fuel prices and fuel volumes resulted in $5.3 million of the increase in fuel, operating expenses and supplies. Additionally, an increase in fleet maintenance costs contributed to the increase in fuel, operating expenses and supplies. During the first quarter of 2012, accident expense was $1.4 million lower than the previous year quarter due to decreased accident severity. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $2.8 million in the first quarter of 2012 compared to the first quarter of 2011 largely due to revenue equipment and technology investments in 2011 and the first quarter of 2012.

Other

Substantially all non-operating expenses represent interest expense. The interest expense in first quarter 2012 was lower due to lower borrowings and a lower interest rate in 2012. The effective tax rate was 39.7 percent for the quarter ended March 31, 2012 and March 31, 2011 reflecting improved results virtually offset by the expiration of tax credits.

Net income was $5.5 million or $0.34 per diluted share in the first quarter of 2012 compared to a net income of $0.7 million, or $0.04 per share, in the first quarter of 2011.

Working capital/capital expenditures

Working capital at March 31, 2012 was $6.2 million which decreased from working capital at March 31, 2011 of $54.3 million. Current assets decreased by $13.3 million and includes decreases in cash and cash equivalents partially offset by increases in accounts receivable. The decrease in cash and cash equivalents over the last year reflects the significant amount of capital expenditures during that time. The decrease in current assets was more than offset by an increase in current liabilities of $34.7 million and included an increase in accounts payable, current portion of long-term debt and other liabilities. Cash flows provided by operating activities for continuing operations were $24.0 million for the three months ended March 31, 2012 versus $1.0 million used in operating activities for the three months ended March 31, 2011. For the three months ended March 31, 2012, cash used in investing activities was $39.2 million versus $6.0 million in the prior year period due to higher property and equipment purchases, primarily revenue equipment. For the three months ended March 31, 2012, net cash provided by financing activities was $13.9 million compared to zero in the prior year period.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and into the first quarter of 2012, there remains uncertainty as to the timing and strength of economic recovery through 2012. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.

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

Planned cost management initiatives include, but are not limited to, seeking gains in productivity and asset utilization that collectively are designed to offset anticipated inflationary unit cost increases in healthcare, workers’ compensation and all the other expense categories. Specific cost initiatives include linehaul routing optimization, reduction of utilization of purchased transportation, and utilization of in-cab technology to improve miles per gallon.

The following cost reductions taken in 2009 are subject to reinstatement in the future: the suspension of the Company’s 401(k) match, one-half of which was reinstated effective April 1, 2011; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and the ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management which was effective December 1, 2011. In April 2012, the Company announced its plan to implement a salary and wage increase for all its employees of approximately three percent effective July 1, 2012. Based on the continued improvement in the Company’s operating results, management took this step to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers. The Company is committed to a market-based wage program. The impact of this salary and wage increase is expected to be approximately $13 million annually. The Company anticipates the impact of this salary and wage increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2012 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

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

Restated Credit Agreement

In November 2011, the Restated Credit Agreement was amended to increase the revolving credit facility from $120 million to $150 million, which resulted in amendment fees of $1.0 million in the fourth quarter of 2011. The amendment added an accordion feature that allows for an additional $40 million, subject to lender approval, to the total commitments under the Restated Credit Agreement. Additionally, the maturity has been extended to November 2016. The November 2011 amendment (effective as of November 30, 2011) provides for a LIBOR rate margin range from 200 basis points to 300 basis points, base rate margins from zero to 75 basis points, letter of credit fee range from 212.5 basis points to 312.5 basis points and an unused portion fee from 25 basis points to 35 basis points.

The December 2009 amendment to the Restated Credit Agreement reduced the revolving credit facility from $160 million to $120 million and resulted in debt issuance cost expense of $0.5 million in the fourth quarter of 2009. The Company also agreed as part of that amendment to prepay approximately $2.0 million in letter of credit fees otherwise payable in 2010.

Under the Restated Credit Agreement, interest rate margins on revolving credit loans, fees on letters of credit fees and on the unused portion of the revolving credit loans increased from the interest rate margins and fees in place prior to the 2009 amendments, but continue to be based on the Company’s leverage ratio. Prior to the June 2009 amendment, the LIBOR rate margin and letter of credit fee ranged from 62.5 basis points to 162.5 basis points, the base rate margin ranged from minus 100 basis points to zero basis points and the unused portion fee ranged from 15 basis points to 25 basis points. As a result of the June 2009 amendment (effective as of June 26, 2009), the LIBOR rate margin and letter of credit fee ranged from 275 basis points to 400 basis points, the base rate margin ranged from 50 basis points to 175 basis points and the unused portion fee ranged from 40 basis points to 50 basis points. The Restated Credit Agreement, as amended by the December 2009 amendment, provided relief from certain financial covenants through March 31, 2011 after which time the financial covenants returned to the pre-relief levels. Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a leverage ratio and a minimum amount of tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $150 million subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At March 31, 2012, the Company had borrowings of $13.6 million and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. At March 31, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

Projected net capital expenditures for 2012 are approximately $80.4 million. This represents an approximate $12.5 million increase from 2011 net capital expenditures of $67.9 million for property and equipment. Approximately $25.3 million of the 2012 capital budget was committed as of March 31, 2012. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $59.3 million for the year ended December 31, 2011, while net cash used in investing activities was $67.9 million. Cash flows provided by operating activities were $24.0 million for the three months ended March 31, 2012; $25.0 million higher than the prior year and were used to fund the replacement of tractor and trailers along with continued investment in technology. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs primarily through availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants and to a lesser extent its cash and cash equivalents of $60 thousand at March 31, 2012. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2012.

At March 31, 2012, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At March 31, 2012, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Cash Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.5 million for 2012 and decreasing for each year thereafter based on borrowings outstanding at March 31, 2012.

Contractual Cash Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2012 (in millions).

	Payments due by year
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	13.6	$—	$13.6
Long-term debt	22.1	22.1	7.2	7.2	7.2	7.1	72.9
Operating leases	10.0	10.8	8.2	6.8	5.4	23.1	64.3
Purchase obligations (1)	26.9	—	—	—	—	—	26.9

Total contractual obligations	$59.0	$32.9	$15.4	$14.0	$26.2	$30.2	$177.7

(1)	Includes commitments of $25.3 million for capital expenditures.

	Amount of commitment expiration by year
	2012	2013	2014	2015	2016	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$86.7	$—	$86.7
Letters of credit	51.5		—	—	—	—	51.5
Surety bonds	4.2	2.1	—	—	—	—	6.3

Total commercial commitments	$55.7	$2.1	$—	$—	$86.7	$—	$144.5

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $2.6 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of March 31, 2012. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of the fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2012. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2012
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$22.1	$22.1	$7.2	$7.2	$7.2	$7.1	$72.9	$76.5
Average interest rate	6.93%	6.98%	6.78%	6.16%	6.16%	6.16%	—	—
Variable rate debt	—	—	—	—	$13.6	—	$13.6	$13.6
Average interest rate	—	—	—	—	3.5%	—	$3.5	—

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A. Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
January 1, 2012 through
January 31, 2012	—	(2)	$—	(2)	—	$—
February 1, 2012 through
February 29, 2012	—	(3)	—	(3)	—	—
March 1, 2012 through
March 31, 2012	4,740	(4)	15.73	(4)	—	—

Total	4,740				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 880 sales of Saia stock at an average price of $14.01 per share on the open market during the period of January 1, 2012 through January 31, 2012.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 740 shares of Saia stock at an average price of $16.521 on the open market during the period of February 1, 2012 through February 29, 2012.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,800 shares of Saia stock at an average of $16.8 per share on the open market during the period of March 1, 2012 through March 31, 2012.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	Amendment to the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2012).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: May 3, 2012	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010.

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010.

10.1	Amendment to the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2012).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-1