Form 10-Q
period 2012-06-30
SAIA INC
filed 2012-08-08
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 30, 2012
Common Stock, par value $.001 per share	16,037,670

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements

Saia, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2012	December 31, 2011
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$826	$1,317
Accounts receivable, net	123,697	107,436
Prepaid expenses and other	27,169	34,063

Total current assets	151,692	142,816
Property and Equipment, at cost	718,956	669,345
Less-accumulated depreciation	346,762	344,890

Net property and equipment	372,194	324,455
Identifiable Intangibles, net	1,305	1,450
Other Noncurrent Assets	6,673	6,165

Total assets	$531,864	$474,886

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,033	$39,783
Wages, vacation and employees’ benefits	31,345	21,185
Other current liabilities	39,359	41,237
Current portion of long-term debt	22,143	22,143

Total current liabilities	141,880	124,348
Other Liabilities:
Long-term debt, less current portion	68,588	50,714
Deferred income taxes	53,158	51,289
Claims, insurance and other	30,042	29,234

Total other liabilities	151,788	131,237
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,037,670 and 15,937,821 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	16	16
Additional paid-in-capital	205,368	203,793
Deferred compensation trust, 142,779 and 139,324 shares of common stock at cost at June 30, 2012 and December 31, 2011, respectively	(2,265)	(2,199)
Retained earnings	35,077	17,691

Total stockholders’ equity	238,196	219,301

Total liabilities and stockholders’ equity	$531,864	$474,886

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2012 and 2011

(unaudited)

	Second Quarter		Six Months
	2012	2011	2012	2011
	(in thousands, except per share data)
Operating Revenue	$287,538	$265,901	$556,228	$508,919
Operating Expenses:
Salaries, wages and employees’ benefits	140,239	130,669	271,939	253,409
Purchased transportation	21,052	24,653	40,361	45,719
Fuel, operating expenses and supplies	77,354	76,186	156,751	146,127
Operating taxes and licenses	9,750	9,600	19,616	18,957
Claims and insurance	6,102	7,836	12,276	15,088
Depreciation and amortization	11,951	8,803	23,366	17,376
Operating gains, net	(102)	(102)	(321)	(103)

Total operating expenses	266,346	257,645	523,988	496,573

Operating Income	21,192	8,256	32,240	12,346
Nonoperating Expenses:
Interest expense	2,195	2,955	4,159	5,953
Other, net	(3)	(19)	(98)	(110)

Nonoperating expenses, net	2,192	2,936	4,061	5,843

Income Before Income Taxes	19,000	5,320	28,179	6,503
Income Tax Provision	7,149	1,962	10,793	2,432

Net Income	$11,851	$3,358	$17,386	$4,071

Weighted average common shares outstanding – basic	15,885	15,791	15,859	15,780

Weighted average common shares outstanding – diluted	16,514	16,188	16,472	16,167

Basic Earnings Per Share	$0.75	$0.21	$1.10	$0.26

Diluted Earnings Per Share	$0.72	$0.21	$1.06	$0.25

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2012 and 2011

(unaudited)

	Six Months
	2012	2011
	(in thousands)

Operating Activities:
Net income	$17,386	$4,071
Noncash items included in net income:
Depreciation and amortization	23,366	17,376
Other, net	1,900	927
Changes in operating assets and liabilities, net	7,674	(11,663)

Net cash provided by operating activities	50,326	10,711

Investing Activities:
Acquisition of property and equipment	(71,442)	(20,893)
Proceeds from disposal of property and equipment	2,138	275

Net cash used in investing activities	(69,304)	(20,618)

Financing Activities:

Repayment of revolving credit agreement	(151,371)	—
Borrowings of revolving credit agreement	180,316	—
Proceeds from stock option exercises	613	149
Repayment of senior notes	(11,071)	(8,571)

Net cash provided by (used in) financing activities	18,487	(8,422)

Net Decrease in Cash and Cash Equivalents	(491)	(18,329)

Cash and cash equivalents, beginning of period	1,317	29,045

Cash and cash equivalents, end of period	$826	$10,716

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the quarter and six months ended June 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2012.

Business

The Company provides regional and interregional less-than-truckload (LTL) services, selected national LTL and time-definite services across the United States through its wholly-owned subsidiary, Saia Motor Freight Line, LLC (Saia Motor Freight).

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2012 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2)	Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2012	2011	2012	2011

Numerator:
Net income	$11,851	$3,358	$17,386	$4,071

Denominator:
Denominator for basic earnings per share–weighted average common shares	15,885	15,791	15,859	15,780
Effect of dilutive stock options	119	55	101	50
Effect of other common stock equivalents	510	342	512	337

Denominator for diluted earnings per share–adjusted weighted average common shares	16,514	16,188	16,472	16,167

Basic Earnings Per Share	$0.75	$0.21	$1.10	$0.26

Diluted Earnings Per Share	$0.72	$0.21	$1.06	$0.25

For the quarter and six months ended June 30, 2012, respectively, options to purchase 108,030 and 110,693 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and six months ended June 30, 2011, respectively, options to purchase 199,689 and 259,586 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities, the estimated fair value of total debt at June 30, 2012 and December 31, 2011 was $94.5 million and $76.5 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $90.7 million at June 30, 2012 and was $72.9 million at December 31, 2011.

(5)	Subsequent Event

On July 2, 2012, Saia, Inc. acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies). The acquired Robart Companies provide customers with quality truckload brokerage and logistic services. The purchase price of this acquisition was $7.8 million, plus an earnout subject to performance of the acquired companies in 2013, and supports the strategic goal of diversifying Saia’s portfolio of service offerings.

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently-enacted healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Part II, Item 1A. “Risk Factors”of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through 2011 and the first six months of 2012 have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue increased by 8.1 percent in the second quarter of 2012 compared to the same period in 2011. The increase resulted primarily from improved yield from pricing actions along with improved tonnage.

Consolidated operating income from continuing operations was $21.2 million for the second quarter of 2012 compared to consolidated operating income of $8.3 million in the second quarter of 2011. In the second quarter of 2012, LTL tonnage was up 1.1 percent versus the prior-year quarter. Diluted earnings per share were $0.72 in the second quarter of 2012. This compares to diluted earnings per share of $0.21 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 92.6 percent in the second quarter of 2012. This compares to 96.9 percent in the second quarter of 2011.

The Company generated $50.3 million in cash provided by operating activities through the first six months of the year compared with cash provided in the amount of $10.7 million in the prior-year period. The Company had net cash used in investing activities of $69.3 million during the first six months of 2012 for the purchase of property and equipment compared to $20.6 million in the first six months of 2011. The Company’s cash provided by financing activities during the first six months of 2012 was $18.5 million compared to cash used in financing activities of $8.4 million in the first six months of 2011. The Company had $28.9 million in net borrowings under its revolving credit agreement, outstanding letters of credit of $55.6 million and cash and cash equivalents of $0.8 million as of June 30, 2012. The Company was in compliance with the debt covenants under its debt agreements at June 30, 2012.

General

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiary, Saia Motor Freight Line, LLC (also referred to as Saia or the Company).

The Company is an asset-based transportation company based in Johns Creek, Georgia providing regional, interregional and long haul LTL services, along with guaranteed, expedited and limited TL service solutions to a broad base of customers across the United States through Saia Motor Freight Line, LLC (Saia Motor Freight).

Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” section of this Form 10-Q. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and average revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels. Fuel surcharges have remained in effect for several years and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.

Results of Operations

Saia, Inc. and Subsidiary

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2012 and 2011

(unaudited)

			Percent
			Variance
	2012	2011	‘12 v. ‘11
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$287,538	$265,901	8.1
Operating Expenses:
Salaries, wages and employees’ benefits	140,239	130,669	7.3
Purchased transportation	21,052	24,653	(14.6)
Depreciation and amortization	11,951	8,803	35.8
Fuel and other operating expenses	93,104	93,520	(0.4)
Operating Income	21,192	8,256	156.7
Operating Ratio	92.6%	96.9%	(4.3)
Nonoperating Expense\	2,192	2,936	(25.3)

Working Capital (as of June 30, 2012 and 2011)	9,812	39,725
Cash Flows provided by Operations (year to date)	50,326	10,711
Net Acquisitions of Property and Equipment (year to date)	(69,304)	(20,618)

Operating Statistics:
LTL Tonnage	970	959	1.1
Total Tonnage	1,163	1,148	1.3

LTL Shipments	1,656	1,691	(2.1)
Total Shipments	1,684	1,718	(2.0)

LTL Revenue per hundredweight	$13.71	$12.80	7.1
Total Revenue per hundredweight	$12.35	$11.58	6.6

Quarters and six months ended June 30, 2012 vs. Quarter and six months ended June 30, 2011

Revenue and volume

Consolidated revenue increased 8.1 percent to $287.5 million as a result of increased yield due to measured pricing actions along with increased tonnage. Improvements in the economic environment during 2011 permitted the Company to implement measured pricing actions to improve yield in 2011 and into the second quarter of 2012.

Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.1 percent to $13.71 per hundredweight for the second quarter of 2012 as a result of increased rates. Saia’s LTL tonnage increased 1.1 percent to 1.0 million tons and LTL shipments decreased 2.1 percent to 1.7 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On August 22, 2011, Saia implemented a 6.9 percent general rate increase for customers comprising the 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

For the six months ended June 30, 2012, operating revenues were $556.2 million up 9.3 percent from $508.9 million for the six months ended June 30, 2011, primarily due to higher yield, which reflects increases in rates and fuel surcharge, plus an increase in tonnage.

Operating expenses and margin

Consolidated operating income was $21.2 million in the second quarter of 2012, compared to operating income of $8.3 million in the prior year quarter. Overall, the operations were favorably impacted by higher yield combined with continued cost optimization initiatives throughout our network in 2012. The second quarter 2012 operating ratio (operating expenses divided by operating revenue) was 92.6 compared to 96.9 for the same period in 2011.

Salaries, wages and benefits increased $9.6 million over the second quarter of 2011 largely due to increased tonnage and headcount, a 2.5 percent wage increase in December 2011 and accruals for estimated annual incentives. The increase in fuel, operating expenses and supplies resulted from investments in our “Quality Matters” program and increased professional fees partially offset by a $2.1 million decrease in fuel costs due to improved fuel efficiencies. During the second quarter of 2012, claims and insurance expense was $1.7 million lower than the previous year quarter due to decreased cargo claims and accident frequency and severity. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $3.1 million in the second quarter of 2012 compared to the second quarter of 2011 largely due to revenue equipment and technology investments in late 2011 and year-to-date in 2012. Purchased Transportation decreased $3.6 million from the second quarter of 2011 primarily due to more in-house miles.

Other

Substantially all non-operating expenses represent interest expense. The interest expense in the second quarter 2012 was lower due to a lower interest rate in 2012. The effective tax rate was 37.6 percent for the quarter ended June 30, 2012 compared to 36.9 percent for the quarter ended June 30, 2011 due to improved earnings in 2011. For the six months ended June 30, 2012, the effective tax rate was 38.3 percent compared to 37.4 percent for the six months ended June 30, 2011 reflecting the impact of state income taxes on improved results and the lower impact of expected credits.

Net income was $11.9 million, or $0.72 diluted per share, in the second quarter of 2012 compared to net income of $3.4 million, or $0.21 diluted per share, in the second quarter of 2011. Net income was $17.4 million, or $1.06 per share, in the first six months of 2012 compared to a net income of $4.1 million, or $0.25 per share, in the first six months of 2011.

Working capital/capital expenditures

Working capital at June 30, 2012 was $9.8 million which decreased from working capital at June 30, 2011 of $39.7 million.

Current assets decreased by $3.7 million due to decreases in cash and cash equivalents partially offset by increases in accounts receivable. The decrease in cash and cash equivalents over the last year reflects the significant amount of capital expenditures during that time. The decrease in working capital is also due to an increase in current liabilities of $26.2 million consisting of increases in accounts payable, wages and employee benefits, current portion of long-term debt and other liabilities. Cash flows provided by operating activities were $50.3 million for the six months ended June 30, 2012 versus $10.7 million provided by operating activities for the six months ended June 30, 2011. For the six months ended June 30, 2012, cash used in investing activities was $69.3 million versus $20.6 million in the prior year period due to higher property and equipment purchases, primarily for revenue equipment. For the six months ended June 30, 2012, net cash provided by financing activities was $18.5 million compared cash used in financing activities of $8.4 million in the prior year period.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and through the second quarter of 2012, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.

The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

In 2009, the Company implemented certain cost reduction measures including: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and a ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Despite these necessary reductions, the Company’s compensation philosophy remained committed to a market-based program. Based on the continued improvement in the Company’s operating results and the Company’s desire to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers, management began taking steps in April 2011 to reinstate some or all of certain compensation programs and amounts subject to the 2009 reductions. One half of the 401(k) match suspension was reinstated effective April 1, 2011. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. Effective July 1, 2012, the Company implemented a salary and wage increase for all its employees of approximately three percent. The impact of the July 2012 compensation increase is expected to be approximately $13 million annually. Also effective July 1, 2012, the Company increased Board of Director’s compensation to market levels The Company anticipates the impact of the July 2012 compensation increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2012 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $150 million in availability, subject to a borrowing base and expires in November 2016. The Company is also party to a long-term note agreement (the Restated Master Shelf Agreement). The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $150 million expiring in November 2016. The Restated Credit Agreement also has an accordion feature that allows for an additional $40 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 200 basis points to 300 basis points, base rate margins from zero to 75 basis points, letter of credit fee range from 212.5 basis points to 312.5 basis points and an unused portion fee from 25 basis points to 35 basis points based on the Company’s leverage ratio.

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

At June 30, 2012, the Company had borrowings of $28.9 million and $55.6 million in letters of credit outstanding under the Restated Credit Agreement. At June 30, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

Projected net capital expenditures for 2012 are now approximately $80 million. This represents an approximately $17 million increase from 2011 net capital expenditures of $63 million for property and equipment. Approximately $8.1 million of the remaining 2012 capital budget was committed at June 30, 2012. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $59.3 million for the year ended December 31, 2011, while net cash used in investing activities was $67.9 million. Cash flows provided by operating activities were $50.3 million for the six months ending June 30, 2012, which is $39.6 million higher than the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $0.8 million at June 30, 2012 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at June 30, 2012.

At June 30, 2012, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At June 30, 2012, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.5 million for 2012 and decreasing for each year thereafter based on borrowings outstanding at June 30, 2012.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of June 30, 2012 (in millions).

	Payments due by year
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	28.9	$—	$28.9
Long-term debt	11.1	22.1	7.2	7.2	7.1	7.1	61.8
Operating leases	6.9	12.3	9.6	8.0	6.5	27.5	70.8
Purchase obligations (1)	11.2	—	—	—	—	—	11.2

Total contractual obligations	$29.2	$34.4	$16.8	$15.2	$42.5	$34.6	$172.7

(1)	Includes commitments of $8.1 million for capital expenditures.

	Amount of commitment expiration by year
	2012	2013	2014	2015	2016	Thereafter	Total

Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$65.4	$—	$65.4
Letters of credit	—	57.3	—	—	—	—	57.3
Surety bonds	2.8	3.5	—	—	—	—	6.3

Total commercial commitments	$2.8	$60.8	$—	$—	$65.4	$—	$129.0

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $2.6 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of June 30, 2012. The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

•

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2012. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2012
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value

Fixed rate debt	$11.1	$22.1	$7.2	$7.2	$7.1	$7.1	$61.8	$65.6
Average interest rate	6.93%	6.98%	6.78%	6.16%	6.16%	6.16%	—	—
Variable rate debt	—	—	—	—	$28.9	—	$28.9	$28.9
Average interest rate	—	—	—	—	3.5%	—	—	—

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings – For a description of all material pending legal proceedings, see Note 3 “Commitments and Contingencies” of the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors – Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December  31, 2011 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds –

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
April 1, 2012 through April 30, 2012	950	(2)	$16.87	(2)	—	$—
May 1, 2012 through May 31, 2012	840	(3)	19.78	(3)	—	—
June 1, 2012 through June 30, 2012	1,700	(4)	19.67	(4)	—	—

Total	3,490				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of April 1, 2012 through April 30, 2012.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,355 shares of Saia stock at an average price of $19.34 on the open market during the period of May 1, 2012 through May 31, 2012.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of June 1, 2012 through June 30, 2012.

Item 3. Defaults Upon Senior Securities – None

Item 4. Mine Safety Disclosures – None

Item 5. Other Information – None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: August 8, 2012	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-1