Form 10-Q
period 2012-09-30
SAIA INC
filed 2012-11-07
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2012
Common Stock, par value $.001 per share	16,043,314

SAIA, INC. AND SUBSIDIARY

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2012	December 31, 2011
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$804	$1,317
Accounts receivable, net	124,822	107,436
Prepaid expenses and other	31,115	34,063

Total current assets	156,741	142,816
Property and Equipment, at cost	722,128	669,345
Less-accumulated depreciation	353,328	344,890

Net property and equipment	368,800	324,455
Goodwill and Identifiable Intangibles, net	9,558	1,450
Other Noncurrent Assets	7,163	6,165

Total assets	$542,262	$474,886

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$52,442	$39,783
Wages, vacation and employees’ benefits	33,838	21,185
Other current liabilities	41,201	41,237
Current portion of long-term debt	22,143	22,143

Total current liabilities	149,624	124,348
Other Liabilities:
Long-term debt, less current portion	59,034	50,714
Deferred income taxes	52,822	51,289
Claims, insurance and other	32,503	29,234

Total other liabilities	144,359	131,237
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,043,314 and 15,937,821 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	16	16
Additional paid-in-capital	206,159	203,793
Deferred compensation trust, 140,201 and 139,324 shares of common stock at cost at September 30, 2012 and December 31, 2011, respectively	(2,229)	(2,199)
Retained earnings	44,333	17,691

Total stockholders’ equity	248,279	219,301

Total liabilities and stockholders’ equity	$542,262	$474,886

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2012 and 2011

(unaudited)

	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in thousands, except per share data)
Operating Revenue	$278,024	$268,285	$834,252	$777,204
Operating Expenses:
Salaries, wages and employees’ benefits	138,532	133,460	410,471	386,869
Purchased transportation	18,810	23,345	59,171	69,064
Fuel, operating expenses and supplies	76,461	75,510	233,212	221,637
Operating taxes and licenses	9,445	9,830	29,061	28,787
Claims and insurance	6,133	6,766	18,409	21,854
Depreciation and amortization	12,315	9,723	35,681	27,099
Operating gains, net	(88)	31	(409)	(72)

Total operating expenses	261,608	258,665	785,596	755,238

Operating Income	16,416	9,620	48,656	21,966
Nonoperating Expenses:
Interest expense	1,941	2,194	6,100	8,147
Other, net	(44)	122	(142)	12

Nonoperating expenses, net	1,897	2,316	5,958	8,159

Income Before Income Taxes	14,519	7,304	42,698	13,807
Income Tax Provision	5,263	2,475	16,056	4,907

Net Income	$9,256	$4,829	$26,642	$8,900

Weighted average common shares outstanding – basic	15,900	15,800	15,873	15,786

Weighted average common shares outstanding – diluted	16,575	16,160	16,529	16,145

Basic Earnings Per Share	$0.58	$0.31	$1.68	$0.56

Diluted Earnings Per Share	$0.56	$0.30	$1.61	$0.55

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012 and 2011

(unaudited)

	Nine Months
	2012	2011
	(in thousands)
Operating Activities:
Net income	$26,642	$8,900
Noncash items included in net income:
Depreciation and amortization	35,681	27,099
Other, net	1,895	712
Changes in operating assets and liabilities, net	13,207	(2,058)

Net cash provided by operating activities	77,425	34,653
Investing Activities:
Acquisition of property and equipment	(81,888)	(52,309)
Proceeds from disposal of property and equipment	2,609	555
Acquisition of Subsidiary, net of cash	(7,616)	—

Net cash used in investing activities	(86,895)	(51,754)

Financing Activities:
Repayment of revolving credit agreement	(262,251)	—
Borrowing of revolving credit agreement	281,642	—
Proceeds from stock option exercises	637	149
Repayment of long-term debt	(11,071)	(8,571)

Net cash provided by (used in) financing activities	8,957	(8,422)

Net Decrease in Cash and Cash Equivalents	(513)	(25,523)
Cash and cash equivalents, beginning of period	1,317	29,045

Cash and cash equivalents, end of period	$804	$3,522

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements include the financial position and results of operations of Robart Transportation, Inc. and its subsidiary, The RL Service Group, LLC (the Robart Companies) since its acquisition date of July 2, 2012 (See Note 5).

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the quarters and nine months ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2012.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective October 1, 2012, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, Inc., formerly Robart Transportation, Inc., and Saia Logistics Services, LLC, formerly The RL Services Group, LLC.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2012 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2)	Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2012	2011	2012	2011
Numerator:
Net income	$9,256	$4,829	$26,642	$8,900

Denominator:
Denominator for basic earnings per share–weighted average common shares	15,900	15,800	15,873	15,786
Effect of dilutive stock options	135	35	114	43
Effect of other common stock equivalents	540	325	542	316

Denominator for diluted earnings per share–adjusted weighted average common shares	16,575	16,160	16,529	16,145

Basic Earnings Per Share	$0.58	$0.31	$1.68	$0.56

Diluted Earnings Per Share	$0.56	$0.30	$1.61	$0.55

For the quarter and nine months ended September 30, 2012, respectively, options to purchase 108,030 and 109,799 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and nine months ended September 30, 2011, respectively, options to purchase 406,052 and 278,995 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2012 and December 31, 2011 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at September 30, 2012 and December 31, 2011 was $85.1 million and $76.5 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $81.2 million at September 30, 2012 and was $72.9 million at December 31, 2011.

5)	Acquisition

On July 2, 2012, Saia, Inc. acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies). The acquired Robart Companies provide customers with quality non-asset truckload full service and logistics solutions. The purchase price of the acquisition was $7.9 million plus an earnout subject to performance of the acquired companies in 2013 up to a maximum of $1.3 million. The Company believes the acquisition supports the strategic goal of diversifying Saia’s portfolio of service offerings.

During the third quarter of 2012, the Company preliminarily allocated the purchase price in excess of net tangible assets between tax deductible goodwill and other identifiable intangible assets related to the July 2, 2012 acquisition of the Robart Companies. The cash purchase price has been preliminarily allocated based on independent appraisals and management’s estimates as follows (in thousands):

Consideration:
Cash	$(7,934)
Contingent consideration arrangement	(1,162)

Fair value of total consideration transferred	$(9,096)

Acquisition related costs included in SG&A	$150
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,082
Property and equipment	44
Customer Lists	3,184
Current liabilities	(1,445)

Total identifiable net assets assumed	$3,865
Goodwill	5,231

Total	$9,096

6)	Goodwill and other Intangibles

The gross amounts and accumulated amortization of identifiable intangible assets of the Company from all acquisitions are as follows (in thousands):

	September 30, 2012
	Gross	Accumulated
	Amount	Amortization
Amortizable intangible assets:
Customer Lists	$7,700	$3,445
Non Compete agreement	913	841

	$8,613	$4,286

Amortization expense for intangible assets other than goodwill was $154 thousand and $98 thousand for the quarter ended September 30, 2012 and 2011, respectively. Amortization expense for intangible assets other than goodwill was $299 thousand and $293 thousand for the nine months ended September 30, 2012 and 2011, respectively. Estimated amortization expense for intangible assets other than goodwill for the five succeeding years as of September 30, 2012 follows (in thousands):

Amount
Remainder of 2012	$154
2013	615
2014	615
2015	615
2016	615
2017	615

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

2012
Goodwill as of January 1	$—
Goodwill acquired during the year	5,231

Goodwill as of September 30	$5,231

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued through 2011 and the first nine months of 2012 have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue increased by 3.6 percent in the third quarter of 2012 compared to the same period in 2011. The increase resulted primarily from improved yield from pricing actions. There was one less workday in third quarter 2012 compared to third quarter 2011.

Consolidated operating income was $16.4 million for the third quarter of 2012 compared to consolidated operating income of $9.6 million in the third quarter of 2011. In the third quarter of 2012, LTL tonnage per workday was down 1.6 percent versus the prior-year quarter. Diluted earnings per share were $0.56 in the third quarter of 2012. This compares to diluted earnings per share of $0.30 in the prior-year quarter. The operating ratio (operating expenses divided by operating revenue) was 94.1 percent in the third quarter of 2012. This compares to 96.4 percent in the third quarter of 2011.

The Company generated $77.4 million in cash provided by operating activities through the first nine months of 2012 compared with cash provided in the amount of $34.7 million in the prior-year period. The Company had net cash used in investing activities of $86.9 million during the first nine months of 2012 mostly for the purchase of revenue equipment and also due for the Robart acquisition, compared to $51.8 million in the first nine months of 2011. The Company’s cash provided by financing activities during the first nine months of 2012 was $9.0 million compared to cash used in financing activities in the first nine months of 2011 of $8.4 million. The Company had $19.4 million in net cash borrowings under its revolving credit agreement at September 30, 2012 and made a scheduled principal payment of Senior Notes of $11.1 million during the nine months. Outstanding letters of credit were $58.6 million and the cash and cash equivalents balance of $0.8 million as of September 30, 2012. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2012.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and Subsidiaries (also referred to as Saia or the Company).

The Company is a transportation company headquartered in Johns Creek, Georgia providing a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2012 and 2011

(unaudited)

			Percent
			Variance
	2012	2011	12 v. ’11
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$278,024	$268,285	3.6
Operating Expenses:
Salaries, wages and employees’ benefits	138,532	133,460	3.8
Purchased transportation	18,810	23,345	(19.4)
Depreciation and amortization	12,315	9,723	26.7
Fuel and other operating expenses	91,951	92,137	(0.2)
Operating Income	16,416	9,620	70.6
Operating Ratio	94.1%	96.4%	2.3
Nonoperating Expense	1,897	2,316	(18.1)

Working Capital (as of September 30, 2012 and 2011)	7,117	27,357
Cash Flows provided by Operations (year to date)	77,425	34,653
Net Acquisitions of Property and Equipment (year to date)	79,279	51,754

Operating Statistics:
LTL Tonnage	918	947	(3.1)
LTL Shipments	1,574	1,670	(5.7)
LTL Revenue per hundredweight	$14.00	$13.14	6.6

Quarter and nine months ended September 30, 2012 vs. Quarter and nine months ended September 30, 2011

Revenue and volume

Consolidated revenue increased 3.6 percent to $278.0 million as a result of increased yield due to measured pricing actions. There was one less workday in third quarter 2012 compared to third quarter 2011. Improvements in the economic environment that were evident during 2011 and 2012 permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 6.6 percent to $14.00 per hundredweight for the third quarter of 2012 as a result of increased rates. Saia’s LTL tonnage per workday decreased 1.6 percent and LTL shipments per workday decreased 4.3 percent. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. Saia implemented two 6.9 percent general rate increases, the first on August 22, 2011 and the more recent on July 9, 2012. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.

For the nine months ended September 30, 2012, operating revenues were $834.3 million up 7.3 percent from $777.2 million for the nine months ended September 30, 2011, primarily due to higher yield, which reflects increased rates and fuel surcharge.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 16.9% of operating revenue for the quarter ended September 30, 2012 compared to 17.0% for the quarter ended September 30, 2011. Fuel surcharge revenue increased to 17.3% of operating revenue for the nine months ended September 30, 2012 compared to 16.7% for the nine months ended September 30, 2011.

Operating expenses and margin

Consolidated operating income was $16.4 million in the third quarter of 2012, compared to operating income of $9.6 million in the prior year quarter. Overall, the operations were favorably impacted by higher yield combined with continued cost optimization initiatives throughout our network in 2012. The third quarter 2012 operating ratio (operating expenses divided by operating revenue) was 94.1 percent compared to 96.4 percent for the same period in 2011.

Salaries, wages and benefits increased $5.1 million over the third quarter of 2011 largely due to a 3.0 percent wage increase in July 2012, a 2.5 percent wage increase in December 2011 and accruals for estimated annual incentives. During the third quarter of 2012, claims and insurance expense was $0.6 million lower than the previous year quarter due to decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $2.6 million in the third quarter of 2012 compared to the third quarter of 2011 largely due to revenue equipment and technology investments in late 2011 and year-to-date in 2012. Purchased transportation decreased $4.5 million from the third quarter of 2011 primarily due to network optimization and driving more in-house miles.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in third quarter 2012 was lower due to lower interest rates in 2012. The effective tax rate was 36.3 percent for the quarter ended September 30, 2012 compared to 33.9 percent for the quarter ended September 30, 2011 due to the impact of state income taxes on improved results and the lower impact of expected credits. For the nine months ended September 30, 2012, the effective tax rate was 37.6 percent compared to 35.5 percent for the nine months ended September 30, 2011 reflecting the impact of state income taxes on improved results and the lower impact of expected credits.

Net income was $9.3 million or $0.56 per diluted share in the third quarter of 2012 compared to net income of $4.8 million, or $0.30 per diluted share, in the third quarter of 2011. Net income was $26.6 million or $1.61 per diluted share in the first nine months of 2012 compared to net income of $8.9 million or $0.55 per diluted share in the prior year period.

Working capital/capital expenditures

Working capital at September 30, 2012 was $7.1 million which decreased from working capital at September 30, 2011 of $27.4 million.

This decrease was primarily due to a $29.0 million increase in current liabilities partially offset by a $9.7 million increase in accounts receivable. Cash flows provided by operating activities were $77.4 million for the nine months ended September 30, 2012 versus $34.7 million provided by operating activities for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, cash used in investing activities was $86.9 million versus $51.8 million in the prior-year period, due to higher equipment purchases and the Robart acquisition. For the nine months ended September 30, 2012, cash provided by financing activities was $9.0 million versus $8.4 million of cash used in financing activities for the prior-year period due to borrowings of long-term debt to fund the Robart acquisition and higher equipment purchases.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and through the third quarter of 2012, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.

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

In 2009, the Company implemented certain cost reduction measures including: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and a ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Despite these necessary reductions, the Company’s compensation philosophy remained committed to a market-based program. Based on the continued improvement in the Company’s operating results and the Company’s desire to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers, management began taking steps in April 2011 to reinstate some or all of certain compensation programs and amounts subject to the 2009 reductions. One half of the 401(k) match suspension was reinstated effective April 1, 2011. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. Effective July 1, 2012, the Company implemented a salary and wage increase for all its employees of approximately three percent. The impact of the July 2012 compensation increase is expected to be approximately $13 million annually. Also effective July 1, 2012, the Company increased Board of Director’s compensation to market levels. The Company anticipates the impact of the July 2012 compensation increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2012 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

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

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $150 million subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At September 30, 2012, the Company had borrowings of $19.4 million and $58.6 million in letters of credit outstanding under the Restated Credit Agreement. At September 30, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others.

Other

Projected net capital expenditures for 2012 are now approximately $83 million. This represents an approximately $15.0 million increase from 2011 net capital expenditures of $67.8 million for property and equipment. Approximately $1.8 million of the 2012 capital budget was committed at September 30, 2012. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company had historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $59.3 million for the year ended December 31, 2011, while net cash used in investing activities was $67.9 million. Cash flows provided by operating activities were $77.4 million for the nine months ended September 30, 2012 which is $42.8 million higher than the prior year period. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash and cash equivalents of $0.8 million at September 30, 2012 and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at September 30, 2012.

At September 30, 2012, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At September 30, 2012, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $5.1 million for 2012 and decreasing for each year thereafter based on borrowings outstanding at September 30, 2012.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of September 30, 2012 (in millions):

	Payments due by year
	2012	2013	2014	2015	2016	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$19.4	$—	$19.4
Long-term debt	11.1	22.1	7.2	7.2	7.1	7.1	61.8
Operating leases	3.4	12.5	9.8	8.1	6.6	27.4	67.8
Purchase obligations (1)	11.7	—	—	—	—	—	11.7

Total contractual obligations	$26.2	$34.6	$17.0	$15.3	$33.1	$34.5	$160.7

(1)	Includes commitments of $1.8 million for capital expenditures.

	Amount of commitment expiration by year
	2012	2013	2014	2015	2016	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$72.0	$—	$72.0
Letters of credit	—	60.3	—	—	—	—	60.3
Surety bonds	0.2	6.1	—	—	—	—	6.3

Total commercial commitments	$0.2	$66.4	$—	$—	$72.0	$—	$138.6

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $2.6 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of September 30, 2012. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

•

Goodwill. In connection with its acquisition in July 2012, the Company allocated purchase price based on independent appraisals of intangible assets and real property and management’s estimates of valuations of other tangible assets. Annually, the Company assesses goodwill impairment by applying a fair value based test. This fair value based test involves assumptions regarding the long-term future performance of the Company, fair value of the assets and liabilities of the Company, cost of capital rates and other assumptions. However, actual recovery of remaining goodwill could differ from these assumptions based on market conditions and other factors. In the event remaining goodwill is determined to be impaired, a charge to earnings would be required.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2012. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2012
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Fixed rate debt	$11.1	$22.1	$7.2	$7.2	$7.1	$7.1	$61.8	$65.7
Average interest rate	6.93%	6.98%	6.78%	6.16%	6.16%	6.16%
Variable rate debt	—	—	—	—	$19.4	—	$19.4	$19.4
Average interest rate	—	—	—	—	3.5%	—

Item 4.	Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2012 through July 31, 2012	—	(2)	$—	(2)	—	$—
August 1, 2012 through August 31, 2012	—	(3)	—	(3)	—	—
September 1, 2012 through September 30, 2012	870	(4)	20.96	(4)	—	—

Total	870				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock on the open market during the period of July 1, 2012 through July 30, 2012.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 800 shares of Saia stock at an average of $23.94 per share on the open market during the period of August 1, 2012 through August 31, 2012.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 2,648 shares of Saia stock at an average of $21.58 per share on the open market during the period of September 1, 2012 through September 30, 2012.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: November 7, 2012	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).

4.2	Amendment to the Rights Agreement between the Company and Computershare Trust Company, N.A as dated as of December 15, 2010 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarters ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-1