Form 10-K
period 2012-12-31
SAIA INC
filed 2013-03-01
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer  ☐     Accelerated filer  ☒      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $344,150,662 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 27, 2013 was 16,147,648.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2012, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 25, 2013 have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc. through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia providing a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States.

We are a single segment company with three operating subsidiaries, Saia Motor Freight Line, LLC (Saia LTL Freight), Saia TL Plus, Inc. (Saia TL Plus), and Saia Logistics Services, LLC (Saia Logistics Services) (Saia, Inc. together with its subsidiaries, the Company or Saia). We serve a wide variety of customers by offering regional and interregional LTL, truckload, guaranteed, expedited and logistics services. None of our approximately 7,900 employees is represented by a union. In 2012, Saia generated revenue of $1.1 billion and operating income of $58.7 million. In 2011, Saia generated revenue of $1.0 billion and operating income of $28.1 million.

Saia LTL Freight

Founded in 1924, Saia LTL Freight is a leading multi-regional LTL carrier that serves 34 states in the South, Southwest, Midwest, Pacific Northwest and West. Saia LTL Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds, but also provides selected guaranteed, expedited and truckload services.

Saia LTL Freight has invested substantially in technology, training and business processes to enhance its ability to monitor and manage customer service, operations and profitability. These data capabilities enable Saia LTL Freight to provide its trademarked Customer Service Indicators® (CSI) program, allowing customers to monitor service performance on a wide array of metrics most important to them. Customers can access the information via the Internet (www.saia.com) to help manage their shipments. The CSIs measure the following: on-time pickup; on-time delivery; claim-free shipments; claims settled within 30 days; exception free delivery; and invoicing accuracy. The CSIs provide both Saia LTL Freight and the customer with a report card of overall service levels.

As of December 31, 2012, Saia LTL Freight operated a network comprised of 150 service facilities. In 2012, the average Saia LTL Freight shipment weighed approximately 1,371 pounds and traveled an average distance of approximately 727 miles.

Industry

The trucking industry consists of three segments including private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier groups, truckload and LTL, are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers generally transporting shipments greater than 10,000 pounds and less than truckload, or LTL, refers to providers generally transporting shipments less than 10,000 pounds. Saia LTL Freight is primarily an LTL carrier.

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated from individual locations at carrier-operated service facilities within a certain radius and then typically transported from the origin service facilities to the destination service facilities and then to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

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

Over the last several years, there has been a blurring of the above subgroups as individual companies are increasingly serving multiple markets. For example, a number of companies are focusing on serving one- and two-day lanes, as well as serving three and more day markets between adjacent regions. Saia LTL Freight operates as a traditional LTL carrier with a primary focus on regional and interregional LTL lanes.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time making multiple delivery stops.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload participants is typically lower and more variable relative to LTL service providers. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia LTL Freight participates in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia LTL Freight sales representatives also sell truckload and expedited offerings of Saia TL Plus.

Capital requirements are significantly different in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 26,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of who need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest players in the national and regional markets. Midsize “niche” carriers serve the regional markets.

Other — Discontinued Operations

On June 30, 2006, the Company completed the sale of the outstanding stock of Jevic Transportation, Inc. (Jevic), a hybrid less-than-truckload and truckload carrier business, to a private investment firm. The transaction included net cash proceeds of $41.3 million and $12.5 million in income tax benefits from structuring the transaction as an asset sale for tax purposes. Jevic has been reflected as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

Business Strategy

Saia has grown historically through a combination of organic growth and the integration or “tuck-in” of smaller trucking and logistics companies. Saia integrated WestEx and Action Express in 2001. WestEx operated in California and the Southwest and Action Express operated in the Pacific Northwest and Rocky Mountain states. Saia acquired and integrated Clark Bros. in 2004, a Midwestern LTL carrier serving 11 states. Saia integrated this company which had contiguous regional coverage with minimal overlap. Saia acquired and integrated The Connection in 2006 which operated in Indiana, Kentucky, Michigan and Ohio which was contiguous and had no overlap. Saia acquired and integrated Madison Freight Systems in 2007. Madison Freight operated in all of Wisconsin with limited coverage in Illinois and Minnesota. In 2012, Saia acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies) which provide customers with non-asset truckload full service and logistics solutions. Effective October 1, 2012, the Company rebranded Robart Transportation, Inc. as Saia TL Plus and The RL Services Group, LLC as Saia Logistics Services, LLC. See Note 5 of the accompanying audited consolidated financial statements for further information on the acquisition of the Robart Companies.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continually emphasize the importance of safe operations and to reduce both the frequency and severity of injuries and accidents. This emphasis is not only appropriate to protect our employees and our communities but with the continued escalation of commercial insurance and health care costs is important to maintain and improve stockholder returns. Management expects governmental safety regulations and related enforcement initiatives to increase in the future.

Manage yields and business mix.

This element of our business strategy involves managing both the pricing process and the mix of customers’ freight in ways that allow our network to operate more profitably. Due to overcapacity in the industry, the pricing environment became more challenging as 2009 progressed but eased gradually during 2010 as the economy showed early signs of recovery. The improvements in the economy in late 2010 and 2011 allowed the Company to implement numerous pricing initiatives to increase yield significantly.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within existing geography. We estimate the potential incremental profitability on growth in current markets can be 15 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from improvements in the general economy, industry consolidation and strategic acquisitions, as well as specific sales and marketing initiatives.

Continue focus on delivering best-in-class service.

The foundation of Saia’s growth strategy is consistent delivery of high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.

Continue focus on improving operating efficiencies.

Saia has operating initiatives focused on continuing to improve efficiency. These initiatives help offset a variety of structural cost increases like healthcare benefits, workers compensation claims, parts and maintenance expense as well as casualty insurance. We believe Saia continues to be well positioned to manage costs and utilize assets. We believe we will continue to see new opportunities for cost savings.

Prepare the organization for future growth.

Our primary focus within organizational development is maintaining strong relationships with our employees. We invest in our employees through internal communication, training programs and providing competitive wages and benefits.

We believe it is also important to invest in technology capabilities and strategic real estate which are designed to position our Company for future growth to meet the increasing demands of the marketplace.

Expand geographic footprint.

While our immediate priority is to improve profitability of existing geography, we plan to pursue additional geographic expansion because it promotes profitability growth and improves our customer value proposition over time.

In addition to potential direct expansion through opening of new facilities, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience, including Saia’s 2001 integration of WestEx and Action Express, its 2004 integration of Clark Bros., its 2006 acquisition of the Connection and subsequent integration thereof, and its 2007 integration of Madison Freight. Collectively, these integrations increased Saia’s footprint from 12 to 34 states.

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest quarter while the second and third quarters are the strongest quarters in terms of revenue and profit. Quarterly profitability is also impacted by the timing of salary and wage increases and general rate increases which have varied over the years.

Labor

Most LTL companies, including Saia, and virtually all truckload companies are not subject to collective bargaining agreements.

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

Saia focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the national and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and operational facilities associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the LTL market difficult. Saia also competes with, though to a lesser extent than the competitors mentioned above, small package carriers, railroads and air freight carriers.

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

Additionally, the FMCSA’s Compliance Safety Accountability Program (CSA) could adversely affect our results and ability to maintain or grow our fleet. Under CSA, carriers and individual drivers are evaluated and ranked based on certain safety-related standards. While the ultimate impact of this new carrier safety measurement is not yet known, it is possible that these measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

Environmental Protection Agency.

The Environmental Protection Agency (EPA) issued regulations reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks and also increased fuel costs by lowering miles per gallon.

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

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules issued by the Food and Drug Administration (FDA) to provide security of food and foodstuffs throughout the supply chain. Congress passed the Sanitary Food Transportation Act (SFTA). SFTA shifted responsibility for the regulation of food transportation from the U.S. Department of Transportation to the FDA. We believe that we are currently in substantial compliance with applicable FDA rules and regulations and that the cost of compliance has not materially affected our results of operations.

Trademarks and Patents

We have registered several service marks and trademarks in the United States Patent and Trademark Office, including Saia Guaranteed Select®, Saia Customer Service Indicators® and Saia Xtreme Guarantee®. We believe these service marks and trademarks are important components of our marketing strategy.

Additional Information

Saia has an Internet website that is located at www.saiacorp.com. Saia makes available, free of charge through its Internet website, all filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after making such filings with the SEC.

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	51	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

James A. Darby	61	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006 having served as Vice President of Finance & Administration for Saia LTL Freight since 2000.

Mark H. Robinson	54	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia LTL Freight since 1999.

Brian A. Balius	52	Vice President of Linehaul and Industrial Engineering of Saia LTL Freight since 2007.

Sally R. Buchholz	56	Vice President of Marketing and Customer Service of Saia LTL Freight since 1999.

Stephanie R. Maschmeier	40	Controller, Saia, Inc. since October 2007. Ms. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

Officers are elected by the Board of Directors of Saia, Inc. (the Board) and serve at the discretion of the Board. With the exception of Mr. O’Dell, none of the officers of the Company are subject to an employment agreement with the Company. There are no family relationships between any executive officer and any other executive officer or director of Saia or its subsidiaries.

Item 1A.	Risk Factors

Saia stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward looking statements.

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

Weakness or a loss of confidence in financial markets could adversely impact demand for our services.

Weakness or a loss of confidence in the financial markets could cause broader economic downturns and impact the ability of our customers to access the capital or credit markets which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our results of operations, liquidity, cash flows and financial condition.

Potential disruptions in the credit markets may adversely affect our business, including the availability and cost of short-term funds for liquidity and letter of credit requirements and our ability to meet long-term commitments which could adversely impact our financial condition and results of operations, liquidity and cash flows.

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets, could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

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

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Increases in fuel prices to the extent not offset by fuel surcharges or other customer price increases or any fuel shortages or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Historically, we have been able to offset significant fuel price increases through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced cost increases in other operating costs as a result of increased fuel prices; however, the total impact of higher energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant decline in diesel fuel prices would reduce our revenue and yield until we make the appropriate adjustments to our pricing strategy.

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

Tractor engines that comply with the EPA emission-control design requirements have generally less fuel-efficient in the past and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our financial condition and results of operations could be adversely affected.

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

The FMCSA has amended rules on motor carrier driver hours of service which limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. Our operations were adjusted to comply with these rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules, as a result of pending or future legal challenges or any future requirements for on-board recorders, could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

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

Historically, the EPA has issued regulations that require progressive reductions in exhaust emissions from diesel engines. These regulations increased the cost of replacing and maintaining trucks and increased fuel costs by reducing miles per gallon. These regulations have the potential to reduce availability of fuel and reduce productivity which could have a material adverse effect on our financial condition and results of operation.

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

In addition, as climate change concerns become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is highly capital intensive. Our net capital expenditures from continuing operations for 2012 were approximately $83 million. Additionally, we anticipate net capital expenditures in 2013 of approximately

$90 million. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. Any of these could have a material adverse effect on our financial condition and results of operations.

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

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the formerly proposed Employee Free Choice Act, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future or if federal regulations regarding labor relations are changed, it could have an adverse impact on our business. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is an important factor in our ability to compete in our markets.

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

Like other companies, we implemented certain salary and wage cost initiatives in 2009 in response to macro-economic challenges. Such initiatives have largely been reversed as our financial performance improved. If our salary and wages are not competitive, we may find it difficult to attract, retain and motivate employees and any such difficulty could materially adversely affect our business.

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

The legislation on healthcare reform and related regulations could affect the healthcare benefits required to be provided by the Company and cause our compensation costs to increase, adversely affecting our results and cash flows.

The Patient Protection and Affordable Care Act and regulations that interpret the law contain provisions which could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our employee benefits costs which would adversely affect our results and cash flows. Expanded coverage for dependents and elimination of caps on individual maximum expenditures increased the Company’s costs starting in 2011 and again in 2012.

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us.

Our Restated Certificate of Incorporation and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of the Company. Such provisions include, for example, provisions classifying our Board of Directors, a prohibition on stockholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors and an advance notice procedure for stockholder proposals and nominations to the Board of Directors. These provisions may inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

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

The market value of our common stock may fluctuate and could be substantially affected by various factors.

The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate and the fluctuations may be unrelated to our financial performance. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include, but are not limited to, the following:

•	Actual or anticipated variations in our earnings, financial or operating performance or liquidity, or those of other companies in our industry;

•	Changes in recommendations or projections of research analysts who follow our stock or the stock of other companies in our industry;

•	Failure to meet the earnings projections of research analysts who follow our stock;

•	Changes in general economic and capital market conditions, including general market price declines or market volatility;

•	Reactions to our regulatory filings and announcements related to our business;

•	Operating and stock performance of other companies in our industry;

•	Actions by government regulators;

•	Litigation involving our company, our general industry or both;

•	News reports or trends, concerns and other issues related to us or our industry, including changes in regulations; and

•	Other factors described in this “Risk Factors” section.

Our results of operations and financial condition could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2012, Saia owned 55 service facilities, including the Houma, Louisiana general office and leased 95 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 37 percent of its service facility locations, these locations account for 48 percent of its door capacity. This follows Saia’s strategy of owning strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2012, Saia owned approximately 3,460 tractors and 10,840 trailers. In addition, Saia leased approximately 100 tractors as of December 31, 2012.

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

Top 20 Saia Service Facilities by Number of Doors at December 31, 2012

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

The Company is subject to legal proceedings that arise in the ordinary course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

Saia’s common stock is listed under the symbol “SAIA” on the NASDAQ Global Select Market (NASDAQ). The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2012
First Quarter	$12.70	$18.00
Second Quarter	$16.20	$23.17
Third Quarter	$18.05	$24.35
Fourth Quarter	$19.61	$23.25
Year Ended December 31, 2011
First Quarter	$13.88	$17.00
Second Quarter	$13.92	$17.64
Third Quarter	$9.28	$18.36
Fourth Quarter	$9.27	$15.18

Stockholders

As of January 31, 2013, there were 1,463 holders of record of our common stock.

Dividends

We have not paid a dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends is prohibited under our current debt agreements. However, there are no material restrictions on the ability of our subsidiaries to transfer funds to Saia, Inc. in the form of cash dividends, loans or advances. See Note 3 of the accompanying audited consolidated financial statements for more information on the debt agreements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	527,370	$16.64	364,201	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	527,370	$16.64	364,201

(1)	See Note 9 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance. The Saia, Inc. 2011 Omnibus Incentive Plan allows for the issuance of up to 100,000 shares of the amount remaining available to be issued in the form of restricted stock.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
October 1, 2012 through October 31, 2012	—	(2)	—	(2)	—	$—
November 1, 2012 through November 30, 2012	—	(3)	—	(3)	—	—
December 1, 2012 through December 31, 2012	—	(4)	—	(4)	—	—

Total	—				—	—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-103661) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,698 shares of Saia stock at an average price of $15.98 on the open market during the period of October 1, 2012 through October 31, 2012.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 0 shares of Saia stock on the open market during the period of November 1, 2012 through November 30, 2012.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 0 shares of Saia stock on the open market during the period of December 1, 2012 through December 30, 2012.

Item 6.	Selected Financial Data

The following table shows summary consolidated historical financial data of Saia and its operating subsidiaries and has been derived from, and should be read together with, the consolidated financial statements and accompanying notes and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The summary financial information may not be indicative of the future performance of Saia.

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue — continuing operations	$1,098,679	$1,030,224	$902,660	$849,141	$1,030,421
Operating income (loss) — continuing operations(1)	58,734	28,146	12,100	(3,693)	(9,851)
Income (loss) from continuing operations	32,048	11,373	1,957	(9,036)	(19,689)
Net income (loss)	32,048	11,373	1,957	(7,875)	(20,727)
Diluted earnings (loss) per share - continuing operations	2.02	0.72	0.12	(0.67)	(1.48)
Diluted earnings (loss) per share	1.94	0.70	0.12	(0.59)	(1.56)
Other financial data:
Net cash provided by operating activities	100,675	58,211	23,386	14,089	82,339
Net cash used in investing activities(2)	(90,431)	(67,899)	(3,255)	(7,574)	(26,005)
Depreciation and amortization	47,985	37,278	36,159	39,342	40,898

	Years ended December 31,
	2012	2011	2010	2009	2008
	(In thousands except per share data and percentages)
Balance sheet data:
Cash and cash equivalents	321	1,317	29,045	8,746	27,061
Net property and equipment	361,704	324,455	290,938	323,360	355,802
Total assets	519,688	474,886	452,157	466,426	515,752
Total debt	60,705	72,857	90,000	90,000	136,399
Total stockholders’ equity(3)	254,519	219,301	206,358	202,681	183,572
Measurements:
Operating ratio(4)	94.7%	97.3%	98.7%	100.4%	101.0%

(1)	Operating expenses in 2009 includes a $12.3 million reduction in expense related to the change in vacation policy. Operating expenses in 2008 includes a non-cash goodwill impairment charge of $35.5 million.

(2)	Net cash used in 2012 includes $7.6 million for the acquisition of The Robart Companies.

(3)	Saia sold 2,310,000 shares of its common stock in December 2009.

(4)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued since then have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue increased by 6.6 percent in 2012 over 2011. The increase resulted primarily from improved yield from pricing actions.

Consolidated operating income was $58.7 million for 2012 compared to consolidated operating income of $28.1 million in 2011. The 2012 operating income increase resulted primarily from improved yield from pricing, business mix actions and higher fuel surcharge along with savings in expenses realized from company initiatives.

The Company generated $101.6 million in cash provided by operating activities of continuing operations in 2012 versus $59.3 million in 2011. Cash flows from operating activities of discontinued operations were a use of $910 thousand and $1.1 million for 2012 and 2011, respectively. The Company used $90.4 million of net cash in investing activities during 2012, principally for the purchase of revenue equipment and also for the Robart acquisition, compared to $67.9 million during 2011.

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

The Company’s cash used in financing activities during 2012 was $11.2 million compared to cash used in financing activities during 2011 of $18.0 million. The Company had $10.0 million in net cash borrowings under its revolving credit agreement at December 31, 2012 and made scheduled principal payments of Senior Notes of $22.1 million during the year. Outstanding letters of credit were $49.1 million and the cash and cash equivalents balance was $0.3 million as of December 31, 2012. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2012. See “Financial Condition” for a more complete discussion of these agreements.

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

Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as discussed under “Forward Looking Statements” and Part II, Item 1A. “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2012, 2011 and 2010

(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2012	2011	2010	‘12 v. ’11	‘11 v. ’10
Operating Revenue	$1,098,679	$1,030,224	$902,660	6.6%	14.1%
Operating Expenses:
Salaries, wages and employees’ benefits	546,755	513,977	481,197	6.4	6.8
Purchased transportation	74,521	87,159	80,859	(14.5)	7.8
Depreciation and amortization	47,985	37,278	36,159	28.7	3.1
Other operating expenses	370,684	363,664	292,345	1.9	24.4
Operating Income	58,734	28,146	12,100	108.7	132.6
Operating Ratio	94.7%	97.3%	98.7%	(2.6)	(1.4)
Nonoperating Expenses	7,595	10,416	10,167	(27.1)	2.4
Working Capital	2,863	18,468	47,730	(84.5)	(61.3)
Operating Cash Flow provided by Continuing Operations	101,585	59,279	24,970	71.4	137.4
Net Acquisitions of Property and Equipment	82,815	67,899	3,255	22.0	1,986.0
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,680	3,688	3,562	(0.2)	3.5
Total Tonnage	4,384	4,397	4,257	(0.3)	3.3
LTL Shipments	6,294	6,487	6,398	(3.0)	1.4
Total Shipments	6,395	6,588	6,497	(2.9)	1.4
LTL Revenue Per Hundredweight	$13.82	$12.93	$11.75	6.9	10.0
Total Revenue Per Hundredweight	$12.51	$11.71	$10.61	6.8	10.4

Continuing Operations

Year ended December 31, 2012 as compared to year ended December 31, 2011

Revenue and volume

Consolidated revenue increased 6.6 percent to $1.1 billion as a result of increased yield due to measured pricing and mix management actions. Improvements in the economic environment that were evident during 2011 and the first half of 2012 permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 6.9 percent to $13.82 per hundredweight for 2012 as a result of increased rates and the impact of higher fuel surcharge. Saia’s LTL tonnage decreased 0.2 percent to 3.7 million tons and LTL shipments decreased 3.0 percent to 6.3 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. Saia implemented two 6.9 percent general rate increases, the first on August 22, 2011 and the more recent on July 9, 2012. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 17.3% of operating revenue for the year ended December 31, 2012 compared to 16.7% for the year ended December 31, 2011.

Operating expenses and margin

Consolidated operating income was $58.7 million in 2012 compared to operating income of $28.1 million in 2011. Overall, the operations were favorably impacted in 2012 by higher yield combined with continued cost optimization initiatives throughout our network. The 2012 operating ratio (operating expenses divided by operating revenue) was 94.7 percent as compared to 97.3 percent for 2011.

Salaries, wages and benefit expense increased $32.8 million largely due to a 3.0 percent wage increase in July 2012, a 2.5 percent wage increase in December 2011 and a restoration in annual incentives. Claims and insurance in 2012 was $7.4 million lower than 2011 reflecting favorable trends in self-insurance claims, primarily due to decreased accident severity in 2012. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $10.7 million in 2012 compared to 2011 largely due to revenue equipment and technology investments in late 2011 and 2012. Purchased transportation expense decreased $12.6 million primarily due to network optimization and driving more in-house miles.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2012 was lower due to lower borrowings and lower interest rates. The effective tax rate was 37.3 percent for the year ended December 31, 2012 compared to 35.9 percent in 2011 due to improved earnings in 2012. The 2011 effective tax rate included approximately $1.0 million in alternative fuel tax credits which were absent during 2012. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2012 was $2.9 million which decreased from working capital at December 31, 2011 of $18.5 million primarily due to an increase in current liabilities. Cash flows from operating activities were $100.7 million for 2012 versus $58.2 million for 2011. Cash flows from operating activities in 2012 included $0.9 million used in discontinued operations while $1.1 million was used in discontinued operations in 2011. For 2012, cash used in investing activities was $90.4 million versus $67.9 million in the prior year primarily due to higher revenue equipment purchases and the Robart acquisition. The Company had reduced capital expenditures in recent years in response to the challenging economic environment but returned to a more normal level in 2011 and 2012. Cash used in financing activities was $11.2 million in 2012 versus $18.0 million for the prior year due to cash needed to fund the increased investment activities.

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

Saia’s LTL revenue per hundredweight (a measure of yield) increased 10.0 percent to $12.93 per hundredweight for 2011 as a result of increased rates, mix management and the impact of higher fuel surcharge. Saia’s LTL tonnage increased 3.5 percent to 3.7 million tons and LTL shipments increased 1.4 percent to 6.5 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On August 22, 2011, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Previously, on October 15, 2010, Saia had implemented a 5.9 percent general rate increase. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 16.7% of operating revenue for the year ended December 31, 2011 compared to 12.4% for the year ended December 31, 2010.

Operating expenses and margin

Consolidated operating income was $28.1 million in 2011 compared to an operating income of $12.1 million in 2010. Overall, operating margins were favorably impacted by higher yield and increased tonnage, partially offset by increases in specific expense items described below. The 2011 operating ratio (operating expenses divided by operating revenue) was 97.3 percent as compared to 98.7 percent for 2010. Salaries, wages and benefit expense increased $32.8 million in 2011 due to increased volumes and more internal miles, $7.3 million in higher healthcare costs and increased workers’ compensation expense caused by development of existing claims and greater frequency of injuries in 2011. The fuel, operating expenses and supplies line reflected a $48.7 million increase in fuel costs due to higher mileage and price per gallon and a $7.1 million increase from fleet maintenance costs. Claims and insurance in 2011 was $10.2 million more than 2010 reflecting unfavorable trends in self-insurance claims, primarily due to increased accident severity in 2011. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation expense increased $6.3 million in 2011 primarily due to higher fuel surcharge.

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

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and 2012, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions would likely improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity. The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during 2012 which have had or are expected to have a material impact on the Consolidated Financial Statements.

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

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Availability under the Restated Credit Agreement is subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At December 31 2012, the Company had borrowings of $10.0 million and $49.1 million in letters of credit outstanding under the Restated Credit Agreement. At December 31, 2011, the Company had no borrowings and

$49.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

At December 31, 2012, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow stockholders in 2002, Saia pays Yellow’s actual cost plus 125 basis points for any collateral it provides to insurance underwriters in support of these claims. At December 31, 2012, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

Projected net capital expenditures for 2013 are approximately $90.0 million. This represents an approximately $7.2 million increase from 2012 net capital expenditures of $82.8 million for property and equipment. Approximately $41 million of the 2013 capital budget was committed at December 31, 2012. Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected 2013 expenditures for revenue equipment include a normal annual level of replacement plus a portion of prior deferrals for trailers and continued investment in technology. The Company anticipates the increases in purchases of revenue equipment will reduce maintenance costs over time.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities from continuing operations were $100.7 million for the year ended December 31, 2012 which is $42.5 million higher than the prior year. Cash flows from operating activities from continuing operations were $59.3 million for the year ended December 31, 2011, while net cash used in investing activities was $67.9 million. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $90.9 million at December 31, 2012, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2012.

See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures are summarized in the following table (millions):

	Years ended
	2012	2011	2010
Land and structures:
Additions	$2.2	$2.2	$0.2
Sales	—	(2.7)	—
Revenue equipment, net	71.1	59.8	1.6
Technology and other	9.5	8.6	1.5

Total	$82.8	$67.9	$3.3

In addition to the amounts disclosed in the table above, the Company had an additional $0.4 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2012.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.9 million for 2013 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2012.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2012 (in millions):

	Payments due by year
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	10.0	$—	$—	$10.0
Long-term debt(1)	22.1	7.2	7.2	7.1	7.1	—	50.7
Operating leases(2)	12.9	10.2	8.7	7.2	6.5	21.8	67.3
Purchase obligations(3)	42.2	—	—	—	—	—	42.2

Total contractual obligations	$77.2	$17.4	$15.9	$24.3	$13.6	$21.8	$170.2

(1)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	See Note 4 to the accompanying audited consolidated financial statements in this Form 10-K.

(3)	Includes $41 million of commitments for capital expenditures.

	Amount of commitment expiration by year
	2013	2014	2015	2016	2017	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$90.9	$—	$—	$90.9
Letters of credit	50.8	—	—	—	—	—	50.8
Surety bonds	6.4	—	—	—	—	—	6.4

Total commercial commitments	$57.2	$—	$—	$90.9	$—	$—	$148.1

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of December 31, 2012. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.    The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2012. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2012 with comparative information for December 31, 2011. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

	Expected maturity date						2012		2011
							Total	Fair Value	Total	Fair Value
	2013	2014	2015	2016	2017	Thereafter
Fixed rate debt	$22.1	$7.2	$7.2	$7.1	$7.1	—	$50.7	$53.5	$72.9	$76.5
Average interest rate	6.93%	6.98%	6.78%	6.16%	6.16%	—	—	—	—	—
Variable rate debt	—	—	—	$10.0	—	—	$10.0	$10.0	—	—
Average interest rate	—	—	—	3.25%	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

March 1, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited Saia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

March 1, 2013

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31
	2012	2011
	(in thousands, except share and per share data)
ASSETS
Current Assets:
Cash and cash equivalents	$321	$1,317
Accounts receivable, less allowances of $3,881 and $3,811 in 2012 and 2011	106,814	107,436
Prepaid expenses and other	11,540	11,572
Deferred income taxes	18,883	14,052
Income tax receivable	2,264	3,312
Other current assets	4,341	5,127

Total current assets	144,163	142,816
Property and Equipment, at cost	718,527	669,345
Less-accumulated depreciation	356,823	344,890

Net property and equipment	361,704	324,455
Goodwill	5,231	—
Identifiable Intangibles, net	4,173	1,450
Other Noncurrent Assets	4,417	6,165

Total assets	$519,688	$474,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$43,706	$39,783
Wages, vacations and employees’ benefits	30,842	21,185
Claims and insurance accruals	29,350	27,602
Other current liabilities	15,259	13,635
Current portion of long-term debt	22,143	22,143

Total current liabilities	141,300	124,348
Other Liabilities:
Long-term debt, less current portion	38,562	50,714
Deferred income taxes	55,611	51,289
Claims, insurance and other	29,696	29,234

Total other liabilities	123,869	131,237
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,058,944 and 15,937,821 shares issued and outstanding at December 31, 2012 and 2011, respectively	16	16
Additional paid-in-capital	206,977	203,793
Deferred compensation trust, 138,503 and 139,324 shares of common stock at cost at December 31, 2012 and 2011, respectively	(2,213)	(2,199)
Retained earnings	49,739	17,691

Total stockholders’ equity	254,519	219,301

Total liabilities and stockholders’ equity	$519,688	$474,886

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands, except per share data)
Operating Revenue	$1,098,679	$1,030,224	$902,660
Operating Expenses:
Salaries, wages and employees’ benefits	546,755	513,977	481,197
Purchased transportation	74,521	87,159	80,859
Fuel, operating expenses and supplies	308,176	293,534	233,771
Operating taxes and licenses	38,283	38,228	36,981
Claims and insurance	24,712	32,067	21,870
Depreciation and amortization	47,985	37,278	36,159
Operating gains, net	(487)	(165)	(277)

Total operating expenses	1,039,945	1,002,078	890,560

Operating Income	58,734	28,146	12,100
Nonoperating Expenses (Income):
Interest expense	7,807	10,468	10,602
Other, net	(212)	(52)	(435)

Nonoperating expenses, net	7,595	10,416	10,167

Income Before Income Taxes	51,139	17,730	1,933
Income Tax Expense (Benefit)	19,091	6,357	(24)

Net Income	$32,048	$11,373	$1,957

Weighted average common shares outstanding — basic	15,882	15,789	15,713

Weighted average common shares outstanding — diluted	16,543	16,136	16,115

Basic Earnings Per Share	$2.02	$0.72	$0.12

Diluted Earnings Per Share	$1.94	$0.70	$0.12

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2012, 2011 and 2010

			Additional Paid-in Capital
	Common Shares	Common Stock		Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
BALANCE at December 31, 2009	15,867,280	$16	$201,041	$(2,737)	$4,361	$202,681
Stock compensation for options and long-term incentives	2,588	—	1,469	—	—	1,469
Director deferred shares for annual deferral elections	2,280	—	423	—	—	423
Exercise of stock options, including tax benefits of $182	28,097	—	168	—	—	168
Additional legal fees for issuance of common shares	—	—	(50)	—	—	(50)
Deferred tax adjustment for long-term incentive plan	—	—	(300)	—	—	(300)
Purchase of shares by Deferred Compensation Trust	—	—	—	(39)	—	(39)
Sale of shares by Deferred Compensation Trust	—	—	—	49	—	49
Net income	—	—	—	—	1,957	1,957

BALANCE at December 31, 2010	15,900,245	16	202,751	(2,727)	6,318	206,358
Stock compensation for options and long-term incentives	1,680	—	1,451	—	—	1,451
Director deferred shares for annual deferral elections	—	—	344	—	—	344
Exercise of stock options, including tax benefits of $23	10,590	—	149	—	—	149
Shares issued for long-term incentive awards net of shares withheld for taxes	25,306	—	(203)	—	—	(203)
Deferred tax adjustment for long-term incentive plan	—	—	(134)	—	—	(134)
Purchase of shares by Deferred Compensation Trust	—	—	(4)	(147)	—	(151)
Sale of shares by Deferred Compensation Trust	—	—	(561)	675	—	114
Net income	—	—	—	—	11,373	11,373

BALANCE at December 31, 2011	15,937,821	16	203,793	(2,199)	17,691	219,301
Stock compensation for options and long-term incentives	26,768	—	2,089	—	—	2,089
Director deferred shares for annual deferral elections	—	—	599	—	—	599
Exercise of stock options, including tax benefits of $146	61,165	—	913	—	—	913
Shares issued for long-term incentive awards net of shares withheld for taxes	33,190	—	(288)	—	—	(288)
Deferred tax adjustment for long-term incentive plan	—	—	(191)	—	—	(191)
Purchase of shares by Deferred Compensation Trust	—	—	—	(159)	—	(159)
Sale of shares by Deferred Compensation Trust	—	—	62	145	—	207
Net income	—	—	—	—	32,048	32,048

BALANCE at December 31, 2012	16,058,944	$16	$206,977	$(2,213)	$49,739	$254,519

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Operating Activities:
Net income	$32,048	$11,373	$1,957
Noncash items included in net income:
Depreciation and amortization	47,985	37,278	36,159
Provision for doubtful accounts	1,833	1,508	3,264
Deferred income taxes	(705)	8,331	(1,194)
Gain from property disposals, net	(487)	(165)	(277)
Stock-based compensation	2,687	1,795	1,892
Changes in operating assets and liabilities:
Accounts receivable	538	(14,376)	(10,326)
Accounts payable	3,362	2,026	(9,857)
Other working capital items, net	13,972	11,379	4,607
Claims, insurance and other	462	1,134	(1,006)
Other, net	(110)	(1,004)	(249)
Net investment in discontinued operations	(910)	(1,068)	(1,584)

Net cash provided by operating activities	100,675	58,211	23,386

Investing Activities:
Acquisition of property and equipment	(86,120)	(70,862)	(3,815)
Proceeds from disposal of property and equipment	3,305	2,963	560
Acquisition of business, net of cash received	(7,616)	—	—

Net cash used in investing activities	(90,431)	(67,899)	(3,255)

Financing Activities:
Repayment of revolving credit agreement	(344,867)	(32,422)	(136,967)
Borrowing of revolving credit agreement	354,857	32,422	136,967
Repayment of long-term debt	(22,143)	(17,143)	—
Payment of debt issuance costs	—	(1,046)	—
Proceeds on stock option exercises (including excess tax benefits)	913	149	168

Net cash (used in) provided by financing activities	(11,240)	(18,040)	168

Net (Decrease) Increase in Cash and Cash Equivalents	(996)	(27,728)	20,299
Cash and cash equivalents, beginning of year	1,317	29,045	8,746

Cash and cash equivalents, end of year	$321	$1,317	$29,045

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012, 2011 and 2010

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective October 1, 2012, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, Inc., formerly Robart Transportation, Inc., and Saia Logistics Services, LLC, formerly The RL Services Group, LLC.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

Management makes estimates and assumptions when preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during 2012 which have had or are expected to have a material impact on the consolidated financial statements.

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

Inventories, fuel and operating supplies:     Inventories are carried at average cost and included in other current assets. To mitigate the Company’s risk to rising fuel prices, the Company has implemented fuel surcharge programs and considers effects of these fuel surcharge programs in customer pricing negotiations.

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2012	2011
Land	$51,572	$51,572
Structures	112,127	111,090
Tractors	243,424	221,574
Trailers	169,859	159,597
Other revenue equipment	33,153	28,013
Technology equipment and software	52,565	44,988
Other	55,827	52,511

Total property and equipment, at cost	$718,527	$669,345

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2012, 2011 and 2010, the Company capitalized $1.0 million, $1.6 million and $0.6 million, respectively, of primarily payroll-related costs.

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

Risk retention amounts per occurrence during the three years ended December 31, 2012, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	300,000
Cargo loss and damage	250,000

The Company’s insurance accruals are presented net of amounts receivable from insurance companies that provide coverage above the Company’s retention.

Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As required by the income taxes Topic of Financial Accounting Standards Board (FASB) Accounting Standards Codification ASC 740, the Company follows this guidance which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. ASC 740 Income Taxes also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Revenue Recognition:    Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred.

Stock-Based Compensation:    The Company accounts for its employee stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. ASC 718 requires that all employee stock-based compensation is recognized as an expense in the financial statements and that for equity-classified awards such expenses are measured at the grant date fair value of the award.

Stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period using a Monte Carlo model to estimate fair value at the date the awards are granted.

Credit Risk:    The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 6.0 percent of consolidated operating revenue. Allowances for potential credit losses are based on historical loss experience, current economic environment, expected trends and customer specific factors.

Impairment of Long-Lived Assets:    As required by ASC 360, Property, Plant, and Equipment, long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as deemed necessary.

The Company has adopted Accounting Standards Update (“ASU”) 2011-08, “Testing Goodwill for Impairment.” In accordance with this ASU, codified in the “Intangibles, Goodwill, and Other” topic of the FASB Accounting Standards Codification, the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test required by the previous standard. The Company is not required to estimate the fair value of a reporting unit unless the Company determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $0.7 million, $0.8 million and $0.3 million in 2012, 2011 and 2010, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2012 and 2011, because of the relatively short maturity of these instruments. See Note 3 for fair value disclosures related to long-term debt.

2.    Related-Party Transactions

On September 30, 2002, YRC Worldwide, Inc. (Yellow) completed the spin-off of its 100 percent interest in the Company to Yellow stockholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal

Revenue Code. Subsequent to the Spin-off, Yellow continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit which Yellow must maintain for these insurance programs. Yellow allocated $1.7 million in letters of credit at December 31, 2012 and 2011, in connection with the Company’s insurance programs for which the Company pays quarterly Yellow’s cost plus 125 basis points.

3.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Credit Agreement with Banks, described below	$9,990	$—
Senior Notes under a Master Shelf Agreement, described below	50,715	72,857

Total debt	60,705	72,857
Less: current portion of long-term debt	22,143	22,143

Long-term debt, less current portion	$38,562	$50,714

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

At December 31, 2012, the Company had borrowings of $10.0 million and $49.1 million in letters of credit outstanding under the Restated Credit Agreement. At December 31, 2011, the Company had no borrowings and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

The Company paid cash for interest of $7.3 million, $9.0 million and $3.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The estimated fair value of total debt at December 31, 2012 and 2011 is $63.5 million and $76.5 million, respectively, based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2013	$22,143
2014	7,143
2015	7,143
2016	17,133
2017	7,143

Total	$60,705

4.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $17.7 million, $17.8 million and $17.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2013	$12,933
2014	10,235
2015	8,689
2016	7,167
2017	6,462
Thereafter	21,780

Total	$67,266

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $41 million at December 31, 2012. As of December 31, 2012 and 2011, the Company had $0.4 million and $0.6 million, respectively, of capital expenditures in accounts payable.

Other.    The Company is subject to legal proceedings that arise in the ordinary course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

5.    Acquisition

On July 2, 2012, Saia, Inc. acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies). The acquired Robart Companies provide customers with non-asset truckload full service and logistics solutions. The purchase price of the acquisition was $7.9 million ($7.6 million, net of $0.3 million cash received) plus an earnout subject to performance of the acquired companies in 2013 up to a maximum of $1.3 million. The Company believes the acquisition supports the strategic goal of diversifying Saia’s portfolio of service offerings.

During the third quarter of 2012, the Company allocated the purchase price in excess of net tangible assets between tax deductible goodwill and other identifiable intangible assets related to the acquisition of the Robart Companies. The cash purchase price has been allocated based on independent appraisals and management’s estimates as follows (in thousands):

Consideration:
Cash	$(7,934)
Contingent consideration arrangement	(1,162)

Fair value of total consideration transferred	$(9,096)

Acquisition related costs included in SG&A	150
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$2,082
Property and equipment	44
Customer lists	3,184
Current liabilities	(1,445)

Total identifiable net assets assumed	$3,865
Goodwill	5,231

Total	$9,096

6.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2010	—
No activity	—

December 31, 2011	—
Goodwill acquired	5,231

December 31, 2012	$5,231

The Company assesses goodwill for impairment on an annual basis in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company reviews other intangible assets, including customer relationships and non-compete agreements, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset group to the future undiscounted net cash flows expected to be generated by those assets. If such assets are considered to be impaired, the impairment charge recognized is the amount by which the carrying amounts of the assets exceeds the fair value of the assets.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2012		December 31, 2011
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$7,700	$3,595	$4,600	$3,150
Covenants not-to-compete (useful life of 4-6 years)	3,625	3,557	3,550	3,550

	$11,325	$7,152	$8,150	$6,700

Amortization expense for intangible assets was $0.5 million for 2012, $0.4 million for 2011 and $0.4 million for 2010. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2013	$615
2014	615
2015	615
2016	615
2017	317

Total	$2,777

7.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	Years Ended December 31,
	2012	2011	2010
Numerator:
Net income	$32,048	$11,373	$1,957

Denominator:
Denominator for basic earnings per share — weighted average common shares	15,882	15,789	15,713
Effect of dilutive stock options	120	39	42
Effect of other common stock equivalents	541	308	360

Denominator for diluted earnings per share — adjusted weighted average common shares	16,543	16,136	16,115

Basic Earnings Per Share	$2.02	$0.72	$0.12

Diluted Earnings Per Share	$1.94	$0.70	$0.12

In 2012 and 2011, options for 296,630, and 293,944 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

8.    Stockholders’ Equity

Deferred Compensation Trust

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) allows plan participants to make an irrevocable election to invest in the Company’s common stock. Upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years ended December 31,
	2012	2011	2010
Shares of common stock purchased	9,100	11,790	3,026
Aggregate purchase price of shares purchased	$158,883	$147,079	$39,000
Shares of common stock sold	9,921	41,810	4,010
Aggregate sale price of shares sold	$206,794	$675,151	$49,000

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 136,237 and 133,364 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2012 and 2011, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

9.    Stock-Based Compensation

The Company accounts for its employee stock-based compensation awards in accordance with ASC 718. ASC 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such costs are measured at the grant date fair value of the award. The Company uses a Black-Scholes-Merton model to estimate the fair value of stock options granted to employees and will continue to use this option valuation model under ASC 718.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2012, 2011 and 2010, cash flows from financing activities were increased by $0.1 million, $23 thousand and $0.2 million, respectively, for such excess tax deductions.

The stockholders of the Company approved the 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The Company had reserved 824,000 shares of its common stock under the 2003 Omnibus Plan. The 2011 Omnibus Plan has 600,000 shares reserved. Following stockholder approval of the 2011 Omnibus Plan, no additional grants have been made under the 2003 Omnibus Plan. By the terms of the 2003 Omnibus Plan, no new grants may be made under that plan after January 22, 2013.

The 2011 Omnibus Plan and the 2003 Omnibus Plan provide for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and performance unit awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date have cliff vesting at the end of three years of continuous service and have a seven-year contractual term. The non-employee director stock options issued under the 2003 Omnibus Plan expire ten years from the date of grant; are exercisable six months after the date of grant; and have an exercise price equal to the fair market value of the Company’s common stock on the date of grant. In addition, the 2003 Omnibus Plan was amended on January 27, 2011 to provide for the payment of non-employee director annual retainers in cash. Prior to that amendment, one-half of annual retainers paid to non-employee directors were paid in Company stock. No stock options have been granted to non-employee directors under the 2011 Omnibus Plan.

The 2011 Omnibus Plan and the 2003 Omnibus Plan provide for an annual grant to each non-employee director of no more than 4,000 shares and 3,000 shares, respectively, with the exact number of shares granted determined by the Compensation Committee of the Board. These share awards vest over three years for the 2011 Omnibus Plan, subject to acceleration of vesting upon leaving the Board or a change in control, and immediately upon grant for the 2003 Omnibus Plan. Shares issued to each non-employee director under this provision were 2,709, 1,680 and 2,280 for the years ended December 31, 2012, 2011 and 2010, respectively. Non-employee directors were also issued 26,932, 19,315 and 23,495 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012 and 2011, 449,713 and 580,049 shares, respectively, remain reserved and unissued under the provisions of the 2003 Omnibus Plan, substantially all of which are allocated to outstanding Performance Unit Awards and outstanding stock options described below. At December 31, 2012, 595,611 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, substantially all of which are allocated to outstanding Performance Unit Awards and outstanding stock options described below. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2012, 2011 and 2010 had stock option and restricted stock compensation expense of $1.1 million, $0.6 million and $0.6 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2012, there is unrecognized compensation expense of $2.0 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.6 years.

The following table summarizes the activity of stock options for the year ended December 31, 2012 for both employees and non-employee directors:

	Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2011	501,160	$16.64
Granted	117,890	—
Exercised	(65,370)	—
Expired	(26,310)	—

Outstanding at December 31, 2012	527,370	$16.64	3.8	$3,712

Exercisable at December 31, 2012	247,780	$18.31	2.1	$1,486

The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.1 million and $0.5 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2012, 2011 and 2010 was $8.36, $8.27 and $6.22, respectively. The weighted-average grant-date fair value per share of shares vested during the years ended December 31, 2012, 2011 and 2010 was $6.37, $6.92 and $8.40, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Risk free interest rate	0.84%	2.17%	2.37%
Expected life in years	5	5	5
Expected volatility	59.82%	57.99%	58.04%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2012 and changes during the year ended December 31, 2012:

	Options	Weighted average Grant-date Fair Value
Unvested at December 31, 2011	261,294	$6.92
Granted	117,890	8.36
Vested	(99,594)	6.37
Forfeited	—	—

Unvested at December 31, 2012	279,590	$7.72

In addition to stock options, the Company granted shares of restricted stock to two key executives in February 2008. The Company granted additional shares of restricted stock to certain key executives in February 2012. All of the shares of restricted stock will vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2012:

	Shares	Weighted average Grant-date Fair Value
Restricted Stock at December 31, 2011	25,500	$14.71
Granted	81,819	16.50
Vested	(8,500)	14.71
Forfeited	—	—

Restricted Stock at December 31, 2012	98,819	$16.19

Performance Unit Awards

Under the 2011 Omnibus Plan and the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2008-2010, 2009-2011, 2010-2012, February 2011 – February 2014 and 2012-2014, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three-year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results include expense for the performance unit awards of $1.0 million, $0.8 million and $0.8 million in 2012, 2011 and 2010, respectively. Shares earned under the performance unit awards will be issued in the first quarter of the year following the end of the performance period. There was an issuance of 100,256 shares for the 2010-2012 performance period in February 2013, 42,148 shares for the 2009-2011 performance period in February 2012, and 29,871 shares for the 2008-2010 performance period in February 2011. The issuance of shares related to these awards would range from zero to a maximum of 101,748 shares per year.

10.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company elected to temporarily suspend the Company match in February 2009. Effective April 1, 2011, the Company reinstated one-half of the 401(K) match. The Company’s total contributions included in operations for the years ended December 31, 2012, 2011 and 2010, were $2.1 million, $1.5 million and zero, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2012 and 2011, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 138,503 and 139,324 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried and clerical employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results include performance incentive accruals of $8.4 million, zero and zero in 2012, 2011 and 2010, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 9,220, 12,749 and 12,145 shares in the open market during 2012, 2011 and 2010, respectively.

Vacation Policy

Under the Company’s vacation policy, employees accrue vacation time proportionally throughout the year to be used in the same year it is earned.

11.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2012	2011
Depreciation	$74,365	$68,483
Other	3,276	3,327
Revenue	(656)	918

Gross deferred tax liabilities	76,985	72,728
Allowance for doubtful accounts	(1,525)	(1,503)
Equity-based compensation	(2,837)	(2,390)
Employee benefits	(6,310)	(2,995)
Claims and insurance	(19,319)	(18,646)
Other	(10,266)	(9,957)

Gross deferred tax assets	(40,257)	(35,491)

Net deferred tax liability	$36,728	$37,237

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2012 or 2011 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision consists of the following (in thousands):

	2012	2011	2010
Current:
U.S. federal	$16,837	$(2,404)	$767
State	2,959	430	403

Total current income tax provision	19,796	(1,974)	1,170

Deferred:
U.S. federal	(678)	7,880	(1,232)
State	(27)	451	39

Total deferred income tax (benefit) provision	(705)	8,331	(1,194)

Total income tax (benefit) provision	$19,091	$6,357	$(24)

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2012	2011	2010
Provision at federal statutory rate	$17,899	$6,206	$677
State income taxes, net	2,025	925	356
Nondeductible business expenses	503	406	321
Tax credits	(253)	(1,198)	(1,332)
Other, net	(1,083)	18	(46)

Total (benefit) provision	$19,091	$6,357	$(24)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2009-2012 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files vary by state. In general tax years 2004-2012 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2001 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

	2012	2011
Gross unrecognized tax benefits at beginning of year	$2,580	$2,860
Gross increases in tax positions for prior years
Gross decreases in tax positions for prior years	(303)	—
Gross increases in tax positions for current year	—	—
Settlements	(384)	—
Lapse of statute of limitations	(603)	(280)

Gross unrecognized tax benefits at end of year	$1,290	$2,580

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2012, 2011 and 2010, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million, $0.2 million and $0.1 million, respectively. The Company had approximately $1.4 million, $1.4 million and $1.3 million of accrued interest and penalties at December 31, 2012, 2011 and 2010, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.3 million and $2.6 million as of December 31, 2012 and 2011, respectively. The Company paid (received) cash for income taxes of $19.3 million, $(4.2) million and $(1.4) million in 2012, 2011 and 2010, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

As a result of legislation enacted in January 2013, the Company expects to recognize tax credits for 2012 alternative fuel usage of approximately $1.0 million in the first quarter of 2013.

12.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2012	March 31	June 30	September 30	December 31
Operating revenue	$268,690	$287,538	$278,024	$264,427
Operating income	11,048	21,192	16,416	10,078
Net income	5,535	11,851	9,256	5,406

Basic earnings per share	$0.35	$0.75	$0.58	$0.34

Diluted earnings per share	$0.34	$0.72	$0.56	$0.33

Three months ended, 2011	March 31	June 30	September 30	December 31
Operating revenue	$243,018	$265,901	$268,285	$253,020
Operating income	4,090	8,256	9,620	6,180
Net income	713	3,358	4,829	2,473

Basic earnings per share	$0.05	$0.21	$0.31	$0.16

Diluted earnings per share	$0.04	$0.21	$0.30	$0.15

13.    Discontinued Operations

On June 30, 2006, the Company completed the sale of all of the outstanding stock of Jevic Transportation, Inc. (Jevic), a hybrid LTL and truckload trucking carrier business, which was previously a reportable segment.

The Company was a guarantor under indemnity agreements, primarily with certain insurance underwriters with respect to Jevic’s self-insured retention (SIR) obligations for workers’ compensation, bodily injury, property damage and general liability claims against Jevic arising out of occurrences prior to the transaction date. Jevic filed bankruptcy in May 2008 and the Company recorded liabilities for all residual indemnification obligations in claims, insurance and other current liabilities, based on the current estimates of the indemnification obligations as of June 30, 2008.

In September 2008, the Company entered into a settlement agreement with the bankruptcy estate of Jevic, which was approved by the bankruptcy court, under which the Company assumed Jevic’s SIR obligation on the workers’ compensation, bodily injury and property damage, and general liability claims arising prior to the transaction date in exchange for the draw by the Company of the entire $13.2 million remaining on a Jevic letter of credit issued to secure the obligation and a payment by the Company to the bankruptcy estate of $750 thousand. In addition, the settlement agreement included a mutual release of claims, except for the Company’s responsibility to Jevic for certain outstanding tax liabilities in the states of New York and New Jersey for the periods prior to the transaction date and for any potential fraudulent conveyance claims.

14.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2012, 2011 and 2010

		Additions
Description	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions-(1)	Balance, end of period
	(in thousands)
Year ended December 31, 2012:
Deducted from asset account — Allowance for uncollectible accounts	$3,811	$1,836	$—	$(1,766)	$3,881
Year ended December 31, 2011:
Deducted from asset account — Allowance for uncollectible accounts	4,652	1,508	—	(2,349)	3,811
Year ended December 31, 2010:
Deducted from asset account — Allowance for uncollectible accounts	6,838	3,264	6	(5,456)	4,652

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2012 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

Management’s Report on Internal Control Over Financial Reporting

The management of Saia, Inc. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment the Company’s management used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012, which report appears on page 33 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
James A. Darby	Vice President and Chief Financial Officer (Principal Financial Officer)
Stephanie R. Maschmeier	Controller (Principal Accounting Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2013, and is incorporated herein by reference. Certain Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2013, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2013, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2013, and is incorporated herein by reference.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for the year ended December 31, 2012.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

By:	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

Date: March 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	March 1, 2013

/s/ James A. Darby James A. Darby	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	March 1, 2013

/s/ Stephanie R. Maschmeier Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	March 1, 2013

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	March 1, 2013

/s/ William F. Evans William F. Evans	Director	March 1, 2013

/s/ Linda J. French Linda J. French	Director	March 1, 2013

/s/ John J. Holland John J. Holland	Director	March 1, 2013

/s/ William F. Martin, Jr. William F. Martin, Jr.	Director	March 1, 2013

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	March 1, 2013

/s/ Douglas W. Rockel Douglas W. Rockel	Director	March 1, 2013

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	March 1, 2013

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).
3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).
4.1	Rights Agreement between Saia, Inc. and Mellon Investor Services LLC dated as of September 30, 2002 (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
4.2	Amendment to Rights Agreement between the Company and Computershare Trust Company, N.A, dated as of December 15, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).
10.1	Master Separation and Distribution Agreement between Yellow Corporation (n/k/a Yellow Worldwide Inc.) and Saia, Inc. dated as of September 30, 2002 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.2	Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10.3.1	Third Amended and Restated Credit Agreement dated as of June 26, 2009, by and among Saia, Inc., Bank of Oklahoma, N.A., as Lead Arranger, Administrative Agent and Collateral Agent, Bank of America, N.A., as Syndication Agent, U.S. Bank National Association, as Documentation Agent, and the banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 30, 2009).
10.3.2	First Amendment to the Third Amended and Restated Revolving Credit Agreement dated as of December 22, 2009, by and among Saia, Inc., the banks named therein and Bank of Oklahoma, N.A. (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.3.3	Fourth Amended and Restated Credit Agreement, dated as of November 30, 2011, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent, Collateral Agent and Joint Lead Arranger, SunTrust Bank, as Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.4.1	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10.4.2	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 26, 2005).
10.4.3	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on May 5, 2005).
10.4.4	Amendment No. 3 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).

Exhibit Number	Description of Exhibit
10.4.5	Amendment No. 4 to the Senior Notes Master Shelf Agreement dated as of June 4, 2008 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).
10.4.6	Amended and Restated Master Shelf Agreement dated as of June 26, 2009, between Saia, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49938) filed on June 30, 2009).
10.4.7	First Amendment to Amended and Restated Master Shelf Agreement dated as of December 22, 2009 between Saia Inc., The Prudential Insurance Company of America and the note holders named therein (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.4.8	Second Amendment to Amended and Restated Master Shelf Agreement, dated as of November 30, 2011, between Saia, Inc., The Prudential Insurance Company of America and other noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.5	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*
10.6.1	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*
10.6.2	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*
10.6.3	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*
10.6.4	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess, III (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.7.1	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*
10.7.2	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.7.3	Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).*
10.8.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*
10.8.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.9	Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).*

Exhibit Number	Description of Exhibit
10.10	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and James A. Darby (incorporated herein by reference to Exhibit 10.6 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.11	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Mark H. Robinson (incorporated herein by reference to Exhibit 10.7 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.12	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Sally R. Buchholz (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*
10.14.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*
10.14.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*
10.14.3	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).*
10.14.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).*
10.15	Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).*
10.16	Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).*
10.17.1	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).*
10.17.2	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).*
10.18	Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).*
10.19	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*
10.20	Form of Share Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.21	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.22.1	Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2011).*
10.22.2	Amendment to the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on January 31, 2012).*
10.23	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

Exhibit Number	Description of Exhibit
10.24	Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*
10.25	Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.25 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2011).*
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).
21.1	Subsidiaries of Registrant.
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).
32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010, and (v) the Notes to the Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

*	Management contract or compensatory plan or arrangement.