Form 10-Q
period 2013-03-31
SAIA INC
filed 2013-05-03
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 29, 2013
Common Stock, par value $.001 per share	16,186,591

SAIA, INC. AND SUBSIDIARIES

Page | 2

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$437	$321
Accounts receivable, net	126,597	106,814
Prepaid expenses and other	32,585	37,028

Total current assets	159,619	144,163
Property and Equipment, at cost	722,265	718,527
Less-accumulated depreciation	361,364	356,823

Net property and equipment	360,901	361,704
Goodwill and Identifiable Intangibles, net	9,250	9,404
Other Noncurrent Assets	5,284	4,417

Total assets	$535,054	$519,688

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$53,476	$43,706
Wages, vacation and employees’ benefits	26,848	30,842
Other current liabilities	44,721	44,609
Current portion of long-term debt	22,143	22,143

Total current liabilities	147,188	141,300
Other Liabilities:
Long-term debt, less current portion	36,613	38,562
Deferred income taxes	55,611	55,611
Claims, insurance and other	31,639	29,696

Total other liabilities	123,863	123,869
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 16,186,591 and 16,058,944 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	16	16
Additional paid-in-capital	207,258	206,977
Deferred compensation trust, 133,024 and 138,503 shares of common stock at cost at March 31, 2013 and December 31, 2012, respectively	(2,165)	(2,213)
Retained earnings	58,894	49,739

Total stockholders’ equity	264,003	254,519

Total liabilities and stockholders’ equity	$535,054	$519,688

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2013 and 2012

(unaudited)

	First Quarter
	2013	2012
	(in thousands, except per share data)
Operating Revenue	$273,795	$268,690
Operating Expenses:
Salaries, wages and employees’ benefits	136,854	131,700
Purchased transportation	16,771	19,309
Fuel, operating expenses and supplies	79,002	79,397
Operating taxes and licenses	9,579	9,866
Claims and insurance	5,595	6,174
Depreciation and amortization	11,634	11,415
Operating gains, net	(172)	(219)

Total operating expenses	259,263	257,642

Operating Income	14,532	11,048
Nonoperating Expenses:
Interest expense	1,528	1,964
Other, net	(66)	(95)

Nonoperating expenses, net	1,462	1,869

Income Before Income Taxes	13,070	9,179
Income Tax Provision	3,915	3,644

Net Income	$9,155	$5,535

Weighted average common shares outstanding – basic	15,990	15,833

Weighted average common shares outstanding – diluted	16,632	16,358

Basic Earnings Per Share	$0.57	$0.35

Diluted Earnings Per Share	$0.55	$0.34

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2013 and 2012

(unaudited)

	First Quarter
	2013	2012
	(in thousands)
Operating Activities:
Net income	$9,155	$5,535
Noncash items included in net income:
Depreciation and amortization	11,634	11,415
Other, net	1,431	(1,249)
Changes in operating assets and liabilities, net	(15,202)	8,348

Net cash provided by operating activities	7,018	24,049
Investing Activities:
Acquisition of property and equipment	(6,725)	(40,595)
Proceeds from disposal of property and equipment	710	1,358

Net cash used in investing activities	(6,015)	(39,237)
Financing Activities:
Repayment of revolving credit agreement	(58,496)	(62,927)
Borrowing of revolving credit agreement	56,551	76,522
Proceeds from stock option exercises	1,058	336

Net cash (used in) provided by financing activities	(887)	13,931

Net Increase (Decrease) in Cash and Cash Equivalents	116	(1,257)
Cash and cash equivalents, beginning of period	321	1,317

Cash and cash equivalents, end of period	$437	$60

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1) Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements include the financial position and results of operations of Robart Transportation, Inc. and its subsidiary, The RL Service Group, LLC (the Robart Companies) since its acquisition date of July 2, 2012 (See Note 5 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2013.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2013 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2013	2012
Numerator:
Net income	$9,155	$5,535

Denominator:
Denominator for basic earnings per share–weighted average common shares	15,990	15,833
Effect of dilutive stock options	202	72
Effect of other common stock equivalents	440	453

Denominator for diluted earnings per share–adjusted weighted average common shares	16,632	16,358

Basic Earnings Per Share	$0.57	$0.35

Diluted Earnings Per Share	$0.55	$0.34

For the quarter ended March 31, 2013 and 2012, respectively, options to purchase zero and 394,759 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company is subject to legal proceedings that arise in the ordinary course of its business. The Company believes that adequate provisions for the resolution of all contingencies, claims and pending litigation have been made for probable losses and that the ultimate outcome of these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2013 and December 31, 2012 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at March 31, 2013 and December 31, 2012 was $61.6 million and $63.5 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $58.7 million and $60.7 million at March 31, 2013 and December 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2012 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks; indemnification obligations associated with the 2006 sale of Jevic Transportation, Inc.; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue increased by 1.9 percent in first quarter of 2013 compared to the same period in 2012. The increase resulted primarily from effective yield management.

Consolidated operating income was $14.5 million for the first quarter of 2013 compared to consolidated operating income of $11.0 million in the first quarter of 2012. In the first quarter of 2013, LTL tonnage per workday was down 2.1 percent versus the prior year quarter. Diluted earnings per share were $0.55 in the first quarter of 2013, which included $0.06 per diluted share of impact from recording tax credits enacted in 2013 that were retroactive to 2012, compared to diluted earnings per share of $0.34 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 94.7 percent in the first quarter of 2013. This compares to 95.9 percent in the first quarter of 2012.

The Company had $7.0 million in cash provided by operating activities through the first three months of 2013 compared with cash provided in the amount of $24.0 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $6.0 million during the first three months of 2013 compared to $39.2 million in the first three months of 2012, which was primarily for the purchase of revenue equipment. The Company’s cash used in financing activities was $0.9 million through the first three months of 2013 compared to $13.9 million provided by financing activities in the prior year period. The Company had $8.0 million in net borrowings under its revolving credit agreement, outstanding letters of credit of $60.8 million and cash and cash equivalents balance of $0.4 million at March 31, 2013. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2013.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2013 and 2012

(unaudited)

			Percent
			Variance
	2013	2012	’13 v. ’12
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$273,795	$268,690	1.9
Operating Expenses:
Salaries, wages and employees’ benefits	136,854	131,700	3.9
Purchased transportation	16,771	19,309	(13.1)
Depreciation and amortization	11,634	11,415	1.9
Fuel and other operating expenses	94,004	95,218	(1.3)
Operating Income	14,532	11,048	31.5
Operating Ratio	94.7%	95.9%	1.2
Nonoperating Expense	1,462	1,869	(21.8)
Working Capital (as of March 31, 2013 and 2012)	12,431	6,222
Cash Flows provided by Operations (year to date)	7,018	24,049
Net Acquisitions of Property and Equipment (year to date)	6,015	39,237
Operating Statistics:
LTL Tonnage	896	929	(3.6)
LTL Shipments	1,520	1,599	(5.0)
LTL Revenue per hundredweight	$14.18	$13.45	5.4

Quarter ended March 31, 2013 vs. Quarter ended March 31, 2012

Revenue and volume

Consolidated revenue increased 1.9 percent to $273.8 million primarily as a result of effective yield management. Saia’s LTL revenue per hundredweight (a measure of yield) increased 5.4 percent to $14.18 per hundredweight for the first quarter of 2013 as a result of increased rates and the impact of higher fuel surcharge. Saia’s LTL tonnage decreased 2.1 percent on a per workday basis to 0.9 million tons. LTL shipments decreased 3.5 percent on a per workday basis to 1.5 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 17.4% of operating revenue for the quarter ended March 31, 2013 compared to 17.5% for the quarter ended March 31, 2012.

Operating expenses and margin

Consolidated operating income was $14.5 million in the first quarter of 2013 compared to operating income of $11.0 million in the prior year quarter. Overall, the operations were favorably impacted in 2013 by higher yield combined with continued cost optimization initiatives throughout our network. The first quarter 2013 operating ratio (operating expenses divided by operating revenue) was 94.7 percent compared to 95.9 percent for the same period in 2012.

Salaries, wages and benefits increased $5.2 million in the first quarter of 2013 compared to the prior year period largely due to a 2.5 percent wage increase in July 2012 and increased headcount. During the first quarter of 2013, claims and insurance expense was $0.6 million lower than the previous year quarter primarily due to decreased cargo claims expense. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation decreased $2.5 million from the first quarter of 2012 primarily due to network optimization and driving more in-house miles.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in first quarter 2013 was lower due to lower borrowings and a lower interest rate in 2013. The effective tax rate was 30.0 percent and 39.7 percent for the quarter ended March 31, 2013 and March 31, 2012. In January 2013, Congress enacted certain tax credits related to 2012 and 2013. The 2013 tax rate reflects the recognition of $1.0 million in tax credits in the first quarter of 2013 for 2012.

Net income was $9.2 million or $0.55 per diluted share in the first quarter of 2013, which included $0.06 per diluted share from recording tax credits enacted in 2013 that were retroactive to 2012, compared to a net income of $5.5 million, or $0.34 per diluted share, in the first quarter of 2012.

Working capital/capital expenditures

Working capital at March 31, 2013 was $12.4 million which increased from working capital at March 31, 2012 of $6.2 million.

Current assets increased by $9.6 million as compared to March 31, 2012 and include an increase in accounts receivable of $5.9 million along with increases in other assets. The increase in current assets was more than the increase in current liabilities of $3.4 million which was driven by an increase in accrued expenses. Cash flows provided by operating activities were $7.0 million for the three months ended March 31, 2013 versus $24.0 million provided by operating activities for the three months ended March 31, 2012. For the three months ended March 31, 2013, cash used in investing activities was $6.0 million versus $39.2 million in the prior year period. For the three months ended March 31, 2013, net cash used in financing activities was $0.9 million compared to $13.9 million of cash provided by financing activities in the prior year period. A significant portion of capital expenditures planned for 2013 are scheduled to be incurred in the last three quarters of the year compared to 2012 when a large portion were incurred in the first quarter. Capital expenditures are primarily for revenue equipment.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and 2012, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen. Regardless of possible future consolidations, the Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

In 2009, the Company implemented certain cost reduction measures including: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and a ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Despite these necessary reductions, the Company’s compensation philosophy remained committed to a market-based program. Based on the continued improvement in the Company’s operating results and the Company’s desire to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers, management began taking steps in April 2011 to reinstate certain compensation programs and amounts subject to the 2009 reductions. One half of the 401(k) match suspension was reinstated effective April 1, 2011. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. Effective July 1, 2012, the Company implemented a salary and wage increase for all its employees of approximately three percent. Also effective July 1, 2012, the Company increased Board of Director’s compensation to market levels. The Company has announced a salary and wage increase for all of its employees effective July 1, 2013. The impact of this increase is estimated to be $13 million annually which is expected to be partially offset by further productivity and efficiency gains.

If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2013 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

Financial Condition

The Company’s liquidity needs arise primarily from capital investments in new equipment, land and structures, information technology and letters of credit required under insurance programs as well as funding working capital requirements.

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

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $150 million expiring in November 2016. The Restated Credit Agreement also has an accordion feature that allows for additional $40 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 200 basis points to 300 basis points, base rate margins from zero to 75 basis points, letter of credit fee range from 212.5 basis points to 312.5 basis points and an unused portion fee from 25 basis points to 35 basis points based on the Company’s leverage ratio.

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

At March 31, 2013, the Company had borrowings of $8.0 million and $59.1 million in letters of credit outstanding under the Restated Credit Agreement. At March 31, 2012, the Company had borrowings of $13.6 million and $49.7 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. At March 31, 2013, the Company had borrowings of $50.7 million outstanding under the Restated Master Shelf Agreement.

Other

Projected net capital expenditures for 2013 are approximately $90 million. This represents an approximate $7 million increase from 2012 net capital expenditures of $82.8 million for property and equipment. Approximately $80 million of the 2013 capital budget was committed as of March 31, 2013. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $101.6 million for the year ended December 31, 2012, while net cash used in investing activities was $90.4 million. Cash flows provided by operating activities were $7.0 million for the three months ended March 31, 2013; $17.0 million lower than the prior year largely due to working capital fluctuations. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2013.

At March 31, 2013, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At March 31, 2013, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.2 million for 2013 and decreasing for each year thereafter based on borrowings outstanding at March 31, 2013.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of March 31, 2013 (in millions):

	Payments due by year
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$8.0	$—	$—	$8.0
Long-term debt	22.1	7.2	7.2	7.1	7.1	—	50.7
Operating leases	10.2	10.9	9.1	7.4	6.7	22.1	66.4
Purchase obligations (1)	85.0	—	—	—	—	—	85.0

Total contractual obligations	$117.3	$18.1	$16.3	$22.5	$13.8	$22.1	$210.1

(1)	Includes commitments of $80 million for capital expenditures.

	Amount of commitment expiration by year
	2013	2014	2015	2016	2017	Thereafter	Total
Other commercial commitments:
Available line of credit	$—	$—	$—	$82.8	$—	$—	$82.8
Letters of credit	60.8	—	—	—	—	—	60.8
Surety bonds	4.3	13.2	—	—	—	—	17.5

Total commercial commitments	$65.1	$13.2	$—	$82.8	$—	$—	$161.1

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of March 31, 2013. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

•

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2013. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date 2013
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$22.1	$7.2	$7.2	$7.1	$7.1	—	$50.7	$53.6
Average interest rate	6.98%	6.16%	6.16%	6.16%	6.16%	—
Variable rate debt	—	—	—	$8.0	—	—	$8.0	$8.0
Average interest rate	—	—	—	3.3%	—	—

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December  31, 2012 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2013 through January 31, 2013	—	(2)	$—	(2)	—	$—
February 1, 2013 through February 28, 2013	—	(3)	—	(3)	—	—
March 1, 2013 through March 31, 2013	1,600	(4)	33.91	(4)	—	—

Total	1,600				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 6,299 shares of Saia stock at an average price of $23.93 per share on the open market during the period of January 1, 2013 through January 31, 2013.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 780 shares of Saia stock at an average of $26.13 per share on the open market during the period of February 1, 2013 through February 28, 2013.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2013 through March 31, 2013.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: May 3, 2013	/s/ James A. Darby James A. Darby Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-1