Form 10-Q
period 2013-06-30
SAIA INC
filed 2013-08-07
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2013
Common Stock, par value $.001 per share	24,422,744

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2013	December 31, 2012
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$2,872	$321
Accounts receivable, net	130,929	106,814
Prepaid expenses and other	33,601	37,028

Total current assets	167,402	144,163
Property and Equipment, at cost	787,616	718,527
Less-accumulated depreciation	369,346	356,823

Net property and equipment	418,270	361,704
Goodwill and Identifiable Intangibles, net	9,098	9,404
Other Noncurrent Assets	5,747	4,417

Total assets	$600,517	$519,688

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,597	$43,706
Wages, vacation and employees’ benefits	31,925	30,842
Other current liabilities	41,480	44,609
Current portion of long-term debt	14,643	22,143

Total current liabilities	147,645	141,300
Other Liabilities:
Long-term debt, less current portion	84,378	38,562
Deferred income taxes	55,733	55,611
Claims, insurance and other	31,515	29,696

Total other liabilities	171,626	123,869
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,420,244 and 24,088,416 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	24	24
Additional paid-in-capital	211,054	206,969
Deferred compensation trust, 201,936 and 207,755 shares of common stock at cost at June 30, 2013 and December 31, 2012, respectively	(2,226)	(2,213)
Retained earnings	72,394	49,739

Total stockholders’ equity	281,246	254,519

Total liabilities and stockholders’ equity	$600,517	$519,688

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2013 and 2012

(unaudited)

	Second Quarter		Six Months
	2013	2012	2013	2012
	(in thousands, except per share data)
Operating Revenue	$292,557	$287,538	$566,352	$556,228
Operating Expenses:
Salaries, wages and employees’ benefits	144,309	140,239	281,163	271,939
Purchased transportation	19,338	21,052	36,109	40,361
Fuel, operating expenses and supplies	78,154	77,354	157,156	156,751
Operating taxes and licenses	9,330	9,750	18,909	19,616
Claims and insurance	5,883	6,102	11,478	12,276
Depreciation and amortization	12,386	11,951	24,020	23,366
Operating gains, net	(102)	(102)	(274)	(321)

Total operating expenses	269,298	266,346	528,561	523,988

Operating Income	23,259	21,192	37,791	32,240
Nonoperating Expenses:
Interest expense	1,618	2,195	3,146	4,159
Other, net	(29)	(3)	(95)	(98)

Nonoperating expenses, net	1,589	2,192	3,051	4,061

Income Before Income Taxes	21,670	19,000	34,740	28,179
Income Tax Provision	8,170	7,149	12,085	10,793

Net Income	$13,500	$11,851	$22,655	$17,386

Weighted average common shares outstanding — basic	24,163	23,827	24,073	23,789

Weighted average common shares outstanding — diluted	25,218	24,771	25,123	24,708

Basic Earnings Per Share	$0.56	$0.50	$0.94	$0.73

Diluted Earnings Per Share	$0.54	$0.48	$0.90	$0.70

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2013 and 2012

(unaudited)

	Six Months
	2013	2012
	(in thousands)
Operating Activities:
Net income	$22,655	$17,386
Noncash items included in net income:
Depreciation and amortization	24,020	23,366
Other, net	2,531	1,900
Changes in operating assets and liabilities, net	(17,224)	7,674

Net cash provided by operating activities	31,982	50,326

Investing Activities:
Acquisition of property and equipment	(72,092)	(71,442)
Proceeds from disposal of property and equipment	1,273	2,138

Net cash used in investing activities	(70,819)	(69,304)

Financing Activities:
Repayment of revolving credit agreement	(103,775)	(151,371)
Borrowing of revolving credit agreement	153,162	180,316
Proceeds from stock option exercises	3,658	613
Repayment of senior notes	(11,071)	(11,071)
Payment of debt issuance costs	(545)	—
Other financing activities	(41)	—

Net cash provided by financing activities	41,388	18,487

Net Increase (Decrease) in Cash and Cash Equivalents	2,551	(491)
Cash and cash equivalents, beginning of period	321	1,317

Cash and cash equivalents, end of period	$2,872	$826

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

(1)	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia). All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements include the financial position and results of operations of Robart Transportation, Inc. and its subsidiary, The RL Service Group, LLC (the Robart Companies) since the acquisition date of July 2, 2012 (See Note 5 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the quarter and six months ended June 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2013.

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

Common Stock Split

On May 16, 2013, the Company announced a three-for-two common stock split which was effected in the form of a 50 percent common stock dividend. The shares were distributed on June 13, 2013 to shareholders of record as of the close of business on the record date of May 31, 2013. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the Company’s common stock on the record date. All references in this report on Form 10-Q to common shares outstanding, weighted average common shares and earnings per share amounts have been retroactively restated to reflect this stock split.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2013 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2)	Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2013	2012	2013	2012
Numerator:
Net income	$13,500	$11,851	$22,655	$17,386

Denominator:
Denominator for basic earnings per share — weighted average common shares	24,163	23,827	24,073	23,789
Effect of dilutive stock options	294	178	298	151
Effect of other common stock equivalents	761	766	752	768

Denominator for diluted earnings per share — adjusted weighted average common shares	25,218	24,771	25,123	24,708

Basic Earnings Per Share	$0.56	$0.50	$0.94	$0.73

Diluted Earnings Per Share	$0.54	$0.48	$0.90	$0.70

For the quarter and six months ended June 30, 2013, respectively, options to purchase 102,105 and 51,335 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and six months ended June 30, 2012, respectively, options to purchase 162,045 and 166,040 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2013 and December 31, 2012 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at June 30, 2013 and December 31, 2012 was $100.6 million and $63.5 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $99.0 million and $60.7 million at June 30, 2013 and December 31, 2012.

(5)	Debt and Financing Arrangements

At June 30, 2013 and December 31, 2012, debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Agreement with Banks, described below	$59,377	$9,990
Senior Notes under a Master Shelf Agreement, described below	39,644	50,715

Total debt	99,021	60,705
Less: current portion of long-term debt	14,643	22,143

Long-term debt, less current portion	$84,378	$38,562

On June 28, 2013, the Company entered into the First Amendment to the Fourth Amended and Restated Credit Agreement with its banking group (as amended, the Restated Credit Agreement). The amendment increased the amount of the revolver from $150 million to $200 million and extended the term until June 2018. The amendment also reduced the interest rate pricing grid and, subject to the Company maintaining a specified leverage ratio, suspended the borrowing base. On June 28, 2013, the Company also entered into the Third Amendment to the Amended and Restated Master Shelf Agreement with its long term note holders (as amended, the Restated Master Shelf Agreement) that made changes to this agreement to conform with certain changes in the Restated Credit Agreement.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $200 million expiring in June 2018. The Restated Credit Agreement also has an accordion feature that allows for an additional $40 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 125 basis points to 250 basis points, base rate margins from minus 12.5 to plus 50 basis points, letter of credit fee range from 137.5 basis points to 262.5 basis points and an unused portion fee from 20 basis points to 32.5 basis points in each case based on the Company’s leverage ratio.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $200 million. If the Company’s leverage ratio exceeds a 3-to-1 ratio, the bank commitments become subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At June 30, 2013, the Company had borrowings of $59.4 million and $59.1 million in letters of credit outstanding under the Restated Credit Agreement. At December 31, 2012, the Company had borrowings of $10.0 million and $49.1 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The principal maturities of long-term debt (in thousands) are as follows:

Amount
2013	$11,071
2014	7,143
2015	7,143
2016	7,143
2017	7,143
Thereafter	59,378

Total	$99,021

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield along with volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented in 2010 and continued since then have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue increased by 1.7 percent in the second quarter of 2013 compared to the same period in 2012. The increase resulted primarily from effective yield management.

Consolidated operating income was $23.3 million for the second quarter of 2013 compared to consolidated operating income of $21.2 million in the second quarter of 2012. In the second quarter of 2013, LTL tonnage per workday was down 1.6 percent versus the prior year quarter. Diluted earnings per share were $0.54 in the second quarter of 2013, compared to diluted earnings per share of $0.48 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 92.0 percent in the second quarter of 2013. This compares to 92.6 percent in the second quarter of 2012.

The Company generated $32.0 million in cash provided by operating activities through the first six months of 2013 compared with cash provided in the amount of $50.3 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $70.8 million during the first six months of 2013 compared to $69.3 million in the first six months of 2012, which was primarily for the purchase of revenue equipment. The Company’s cash provided in financing activities was $41.4 million through the first six months of 2013 compared to $18.5 million provided by financing activities in the prior year period. The Company had $59.4 million in borrowings under its revolving credit agreement, outstanding letters of credit of $59.1 million and a cash and cash equivalents balance of $2.9 million at June 30, 2013. The Company was in compliance with the debt covenants under its debt agreements at June 30, 2013.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2013 and 2012

(unaudited)

			Percent Variance
	2013	2012	‘13 v. ‘12
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$292,557	$287,538	1.7
Operating Expenses:
Salaries, wages and employees’ benefits	144,309	140,239	2.9
Purchased transportation	19,338	21,052	(8.1)
Depreciation and amortization	12,386	11,951	3.6
Fuel and other operating expenses	93,265	93,104	0.2
Operating Income	23,259	21,192	9.8
Operating Ratio	92.0%	92.6%	0.6
Nonoperating Expense	1,589	2,192	(27.5)

Working Capital (as of June 30, 2013 and 2012)	19,757	9,812
Cash Flows provided by Operations (year to date)	31,982	50,326
Net Acquisitions of Property and Equipment (year to date)	(70,819)	(69,304)

Operating Statistics:
LTL Tonnage	955	970	(1.6)
LTL Shipments	1,642	1,656	(0.9)
LTL Revenue per hundredweight	$14.16	$13.71	3.2

Quarter and six months ended June 30, 2013 Compared to Quarter and six months ended June 30, 2012

Revenue and volume

Consolidated revenue increased 1.7 percent to $292.6 million primarily as a result of effective yield management. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.2 percent to $14.16 per hundredweight for the second quarter of 2013 as a result of increased rates. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 16.7% of operating revenue for the quarter ended June 30, 2013 compared to 17.4% for the quarter ended June 30, 2012.

For the six months ended June 30, 2013, operating revenues were $566.4 million up 1.8 percent from $556.2 million for the six months ended June 30, 2012, primarily due to higher yield, which reflects increases in rates and fuel surcharge, partially offset by a decrease in tonnage.

Operating expenses and margin

Consolidated operating income was $23.3 million in the second quarter of 2013 compared to operating income of $21.2 million in the prior year quarter. Overall, the operations were favorably impacted in 2013 by higher yield combined with continued cost optimization initiatives throughout our network. The second quarter 2013 operating ratio (operating expenses divided by operating revenue) was 92.0 percent compared to 92.6 percent for the same period in 2012.

Salaries, wages and benefits increased $4.1 million in the second quarter of 2013 compared to the prior year period largely due to a 3.0 percent wage increase in July 2012 and increased headcount. During the second quarter of 2013, claims and insurance expense was $0.2 million lower than the previous year quarter primarily due to decreased accident expense. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation decreased $1.7 million from the second quarter of 2012 primarily due to network optimization and driving more in-house miles.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in second quarter 2013 was lower due to lower average borrowings and a lower interest rate in 2013. The effective tax rate was 37.7 percent and 37.6 percent for the quarter ended June 30, 2013 and June 30, 2012, respectively. For the six months ended June 30, 2013, the effective tax rate was 34.8 percent compared to 38.3 percent for the six months ended June 2012. In January 2013, Congress enacted certain tax credits related to 2012 and 2013. The 2013 tax rate year to date reflects the recognition of $1.0 million in tax credits in the first quarter of 2013 for 2012.

Net income was $13.5 million or $0.54 per diluted share in the second quarter of 2013 compared to a net income of $11.9 million, or $0.48 per diluted share, in the second quarter of 2012.

Working capital/capital expenditures

Working capital at June 30, 2013 was $19.8 million which increased from working capital at June 30, 2012 of $9.8 million.

Current assets increased by $15.7 million as compared to June 30, 2012 and include an increase in accounts receivable of $7.2 million along with increases in other assets. The increase in current assets was more than the increase in current liabilities of $5.8 million, which was driven by an increase in accounts payable. Cash flows provided by operating activities were $32.0 million for the six months ended June 30, 2013 versus $50.3 million provided by operating activities for the six months ended June 30, 2012 largely due to increased accounts receivable as a result of seasonal growth in revenue during the second quarter. For the six months ended June 30, 2013, cash used in investing activities was $70.8 million versus $69.3 million in the prior year period. For the six months ended June 30, 2013, net cash provided in financing activities was $41.4 million compared to $18.5 million of cash provided by financing activities in the prior year period. A significant portion of capital expenditures planned for 2013 were incurred in the second quarter of 2013 compared to 2012 when a large portion were incurred in the first quarter. Capital expenditures are primarily for revenue equipment, information technology, land and structures.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and 2012, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen. Regardless of possible future consolidations, the Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include,but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On July 1, 2013, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 30 percent of Saia’s operating revenue. The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

In 2009, the Company implemented certain cost reduction measures including: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and a ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Despite these necessary reductions, the Company’s compensation philosophy remained committed to a market-based program. Based on the continued improvement in the Company’s operating results and the Company’s desire to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers, management began taking steps in April 2011 to reinstate certain compensation programs and amounts subject to the 2009 reductions. One half of the 401(k) match suspension was reinstated effective April 1, 2011. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. Effective July 1, 2012, the Company implemented a salary and wage increase for all its employees of approximately three percent. Also effective July 1, 2012, the Company increased Board of Director’s compensation to market levels. The Company has implemented a salary and wage increase for all of its employees effective July 1, 2013. The impact of this increase is estimated to be $13 million annually which is expected to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of June 30, 2013 that the Company believes would have a significant impact on its consolidated financial position or results of operations.

Financial Condition

The Company’s liquidity needs arise primarily from capital investments in new equipment, land and structures, information technology and letters of credit required under insurance programs as well as funding working capital requirements.

On June 28, 2013, the Company entered into the First Amendment to the Fourth Amended and Restated Credit Agreement with its banking group (as amended, the Restated Credit Agreement). The amendment increased the amount of the revolver from $150 million to $200 million and extended the term until June 2018. The amendment also reduced the interest rate pricing grid and, subject to the Company maintaining a specified leverage ratio, suspended the borrowing base. On June 28, 2013, the Company also entered into the Third Amendment to the Amended and Restated Master Shelf Agreement with its long term note holders (as amended, the Restated Master Shelf Agreement) that made changes to this agreement to conform with certain changes in the Restated Credit Agreement. See the full text of both amendments which were filed as Exhibits to the Company’s 8-K filed with the Securities and Exchange Commission on July 5, 2013.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $200 million expiring in June 2018. The Restated Credit Agreement also has an accordion feature that allows for an additional $40 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 125 basis points to 250 basis points, base rate margins from minus 12.5 to plus 50 basis points, letter of credit fee range from 137.5 basis points to 262.5 basis points and an unused portion fee from 20 basis points to 32.5 basis points in each case based on the Company’s leverage ratio.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $200 million. If the Company’s leverage ratio exceeds a 3-to-1 ratio, the bank commitments become subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At June 30, 2013, the Company had borrowings of $59.4 million and $59.1 million in letters of credit outstanding under the Restated Credit Agreement. At June 30, 2012, the Company had borrowings of $28.9 million and $55.6 million in letters of credit outstanding under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes have a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. At June 30, 2013, the Company had borrowings of $39.6 million outstanding under the Restated Master Shelf Agreement.

Other

Projected net capital expenditures for 2013 are approximately $90 million. This represents an approximate $7 million increase from 2012 net capital expenditures of $82.8 million for property and equipment. Approximately $11 million of the remaining 2013 capital budget was committed as of June 30, 2013. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows provided by operating activities were $32.0 million for the six months ended June 30, 2013, $18.3 million lower than the prior year largely due to working capital fluctuations, especially related to accounts receivable. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at June 30, 2013.

At June 30, 2013, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At June 30, 2013, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.2 million for the remainder of 2013 and decreasing for each year thereafter based on borrowings outstanding at June 30, 2013.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of June 30, 2013 (in millions):

	Payments due by year
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	—	$—	59.4	$59.4
Long-term debt	11.1	7.1	7.1	7.1	7.2	—	39.6
Operating leases	7.1	12.2	10.4	8.4	7.5	22.5	68.1
Purchase obligations (1)	13.1	—	—	—	—	—	13.1

Total contractual obligations	$31.3	$19.3	$17.5	$15.5	$14.7	$81.9	$180.2

(1)	Includes commitments of $10.9 million for capital expenditures.

	Amount of commitment expiration by year
	2013	2014	2015	2016	2017	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$81.5	$81.5
Letters of credit	—	60.7	—	—	—	—	60.7
Surety bonds	0.2	22.3	—	—	—	—	22.5

Total commercial commitments	$0.2	$83.0	$—	$—	$—	$81.5	$164.7

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of June 30, 2013. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2013. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2013
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$11.1	$7.2	$7.1	$7.1	$7.1	—	$39.6	$41.2
Average interest rate	6.98%	6.16%	6.16%	6.16%	6.16%	—
Variable rate debt	—	—	—	—	—	$59.4	$59.4	$59.4
Average interest rate	—	—	—	—	—	3.3%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2013 through April 30, 2013	—	(2)	$—	(2)	—	$—
May 1, 2013 through May 31, 2013	—	(3)	—	(3)	—	—
June 1, 2013 through June 30, 2013	1,950	(4)	31.16	(4)	—	—

Total	1,950				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2013 through April 30, 2013.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2013 through May 31, 2013.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2013 through June 30, 2013.

Item 3. Defaults Upon Senior Securities — None

Item 4. Mine Safety Disclosures — None

Item 5. Other Information — None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	First Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

10.2	Third Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: August 7, 2013	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	First Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

10.2	Third Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements. In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise this Exhibit 101 shall be deemed “furnished” and not “filed.”

E-1