Form 10-Q
period 2013-09-30
SAIA INC
filed 2013-11-07
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2013
Common Stock, par value $.001 per share	24,424,854

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$4,060	$321
Accounts receivable, net	127,542	106,814
Prepaid expenses and other	37,551	37,028

Total current assets	169,153	144,163
Property and Equipment, at cost	787,677	718,527
Less-accumulated depreciation	365,798	356,823

Net property and equipment	421,879	361,704
Goodwill and Identifiable Intangibles, net	8,943	9,404
Other Noncurrent Assets	5,700	4,417

Total assets	$605,675	$519,688

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$48,974	$43,706
Wages, vacation and employees’ benefits	35,338	30,842
Other current liabilities	44,286	44,609
Current portion of long-term debt	14,643	22,143

Total current liabilities	143,241	141,300
Other Liabilities:
Long-term debt, less current portion	76,863	38,562
Deferred income taxes	59,514	55,611
Claims, insurance and other	31,215	29,696

Total other liabilities	167,592	123,869
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,424,854 and 24,088,416 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	24	24
Additional paid-in-capital	211,762	206,969
Deferred compensation trust, 201,936 and 207,755 shares of common stock at cost at September 30, 2013 and December 31, 2012, respectively	(2,246)	(2,213)
Retained earnings	85,302	49,739

Total stockholders’ equity	294,842	254,519

Total liabilities and stockholders’ equity	$605,675	$519,688

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2013 and 2012

(unaudited)

	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in thousands, except per share data)
Operating Revenue	$293,087	$278,024	$859,439	$834,252
Operating Expenses:
Salaries, wages and employees’ benefits	147,305	138,532	428,468	410,471
Purchased transportation	18,914	18,810	55,023	59,171
Fuel, operating expenses and supplies	75,803	76,461	232,959	233,212
Operating taxes and licenses	9,074	9,445	27,983	29,061
Claims and insurance	6,607	6,133	18,085	18,409
Depreciation and amortization	13,745	12,315	37,765	35,681
Operating gains, net	(296)	(88)	(570)	(409)

Total operating expenses	271,152	261,608	799,713	785,596

Operating Income	21,935	16,416	59,726	48,656
Nonoperating Expenses:
Interest expense	1,760	1,941	4,906	6,100
Other, net	(85)	(44)	(180)	(142)

Nonoperating expenses, net	1,675	1,897	4,726	5,958

Income Before Income Taxes	20,260	14,519	55,000	42,698
Income Tax Provision	7,352	5,263	19,437	16,056

Net Income	$12,908	$9,256	$35,563	$26,642

Weighted average common shares outstanding – basic	24,220	23,850	24,123	23,810

Weighted average common shares outstanding – diluted	25,269	24,863	25,173	24,794

Basic Earnings Per Share	$0.53	$0.39	$1.47	$1.12

Diluted Earnings Per Share	$0.51	$0.37	$1.41	$1.07

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2013 and 2012

(unaudited)

	Nine Months
	2013	2012
	(in thousands)
Operating Activities:
Net income	$35,563	$26,642
Noncash items included in net income:
Depreciation and amortization	37,765	35,681
Other, net	2,909	1,895
Changes in operating assets and liabilities, net	(8,680)	13,207

Net cash provided by operating activities	67,557	77,425
Investing Activities:
Acquisition of property and equipment	(100,799)	(81,888)
Proceeds from disposal of property and equipment	3,058	2,609
Acquisition of business, net of cash	—	(7,616)

Net cash used in investing activities	(97,741)	(86,895)
Financing Activities:
Repayment of revolving credit agreement	(166,939)	(262,251)
Borrowing of revolving credit agreement	208,811	281,642
Proceeds from stock option exercises	3,708	637
Repayment of senior notes	(11,071)	(11,071)
Other financing activities	(586)	—

Net cash provided by financing activities	33,923	8,957

Net Increase (Decrease) in Cash and Cash Equivalents	3,739	(513)
Cash and cash equivalents, beginning of period	321	1,317

Cash and cash equivalents, end of period	$4,060	$804

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated statements of financial position, results of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the quarter and nine months ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2013.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2013 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2013	2012	2013	2012
Numerator:
Net income	$12,908	$9,256	$35,563	$26,642

Denominator:
Denominator for basic earnings per share–weighted average common shares	24,220	23,850	24,123	23,810
Effect of dilutive stock options	286	203	300	171
Effect of other common stock equivalents	763	810	750	813

Denominator for diluted earnings per share–adjusted weighted average common shares	25,269	24,863	25,173	24,794

Basic Earnings Per Share	$0.53	$0.39	$1.47	$1.12

Diluted Earnings Per Share	$0.51	$0.37	$1.41	$1.07

For the quarter and nine months ended September 30, 2013, respectively, options to purchase 148,647 and 84,129 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and nine months ended September 30, 2012, respectively, options to purchase 162,045 and 164,699 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Contingencies and Uncertainties

The Company is subject to legal proceedings that arise in the ordinary course of its business. In the opinion of management, the aggregate liability, if any, with respect to these actions will not have a material adverse effect on our consolidated financial position but could have a material adverse effect on the results of operations in a quarter or annual period.

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2013 and December 31, 2012 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar items and remaining maturities the estimated fair value of total debt at September 30, 2013 and December 31, 2012 was $93.2 million and $63.5 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $91.5 million at September 30, 2013 and was $60.7 million at December 31, 2012.

(5) Debt and Financing Arrangements

At September 30, 2013 and December 31, 2012, debt consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
Credit Agreement with Banks, described below	$51,863	$9,990
Senior Notes under a Master Shelf Agreement, described below	39,643	50,715

Total debt	91,506	60,705
Less: current portion of long-term debt	14,643	22,143

Long-term debt, less current portion	$76,863	$38,562

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

At September 30, 2013, the Company had borrowings of $51.9 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. At September 30, 2012, the Company had borrowings of $19.4 million and outstanding letters of credit of $58.6 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The principal maturities of long-term debt (in thousands) are as follows:

Amount
2013	$11,071
2014	7,143
2015	7,143
2016	7,143
2017	7,143
Thereafter	51,863

Total	$91,506

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

The Company’s operating revenue increased by 5.4 percent in the third quarter of 2013 compared to the same period in 2012. The increase resulted primarily from effective yield management plus one additional workday in the third quarter of 2013.

Consolidated operating income was $21.9 million for the third quarter of 2013 compared to consolidated operating income of $16.4 million in the third quarter of 2012. In the third quarter of 2013, LTL tonnage per workday was down 0.1 percent versus the prior year quarter. Diluted earnings per share were $0.51 in the third quarter of 2013, compared to diluted earnings per share of $0.37 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 92.5 percent in the third quarter of 2013. This compares to 94.1 percent in the third quarter of 2012.

The Company generated $67.6 million in cash provided by operating activities through the first nine months of 2013 compared with cash provided in the amount of $77.4 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $97.7 million during the first nine months of 2013 compared to $86.9 million in the first nine months of 2012, which was primarily for the purchase of revenue equipment. The Company’s cash provided by financing activities was $33.9 million through the first nine months of 2013 compared to $9.0 million provided by financing activities in the prior year period. The Company had $51.9 million in borrowings under its revolving credit agreement, outstanding letters of credit of $59.1 million and a cash and cash equivalents balance of $4.1 million at September 30, 2013. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2013.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2013 and 2012

(unaudited)

			Percent
			Variance
	2013	2012	‘13 v. ‘12
	(in thousands, except ratios and revenue
	per hundredweight)
Operating Revenue	$293,087	$278,024	5.4
Operating Expenses:
Salaries, wages and employees’ benefits	147,305	138,532	6.3
Purchased transportation	18,914	18,810	0.6
Depreciation and amortization	13,745	12,315	11.6
Fuel and other operating expenses	91,188	91,951	(0.8)
Operating Income	21,935	16,416	33.6
Operating Ratio	92.5%	94.1%	1.6
Nonoperating Expense	1,675	1,897	(11.7)
Working Capital (as of September 30, 2013 and 2012)	25,912	7,117
Cash Flows provided by Operations (year to date)	67,557	77,425
Net Acquisitions of Property and Equipment (year to date)	97,741	79,279
Operating Statistics:
LTL Tonnage	932	918	1.5
LTL Shipments	1,608	1,574	2.2
LTL Revenue per hundredweight	$14.54	$14.00	3.8

Quarter and nine months ended September 30, 2013 Compared to Quarter and nine months ended September 30, 2012

Revenue and volume

Consolidated revenue increased 5.4 percent to $293.1 million primarily as a result of effective yield management plus one additional workday in the third quarter of 2013. In the third quarter of 2013, LTL tonnage per workday was down 0.1 percent versus the prior year quarter. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.8 percent to $14.54 per hundredweight for the third quarter of 2013 as a result of increased rates. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On July 1, 2013, Saia implemented a 5.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 16.7% of operating revenue for the quarter ended September 30, 2013 compared to 16.9% for the quarter ended September 30, 2012.

For the nine months ended September 30, 2013, operating revenues were $859.4 million up 3.0 percent from $834.3 million for the nine months ended September 30, 2012, primarily due to higher yield, which reflects increases in rates and fuel surcharge, partially offset by a decrease in tonnage.

Operating expenses and margin

Consolidated operating income was $21.9 million in the third quarter of 2013 compared to operating income of $16.4 million in the prior year quarter. Overall, the operations were favorably impacted in 2013 by higher yield combined with continued cost optimization initiatives throughout our network. The third quarter 2013 operating ratio (operating expenses divided by operating revenue) was 92.5 percent compared to 94.1 percent for the same period in 2012.

Salaries, wages and benefits increased $8.8 million in the third quarter of 2013 compared to the prior year period largely due to a 3.0 percent wage increase in July 2012, increased headcount and increased healthcare cost. Maintenance costs increased $1.3 million compared to the third quarter of 2012 due to more costly routine maintenance and higher parts costs. During the third quarter of 2013, claims and insurance expense was $0.5 million higher than the previous year quarter due to increased accident expense. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation increased $0.1 million from the third quarter of 2012 primarily due to rate increases. Depreciation and amortization increased by $1.4 million as a result of capital expenditures during the first nine months of 2013.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in third quarter 2013 was lower due to a lower interest rate in 2013. The effective tax rate was 36.3 percent for the quarter ended September 30, 2013 and September 30, 2012. For the nine months ended September 30, 2013, the effective tax rate was 35.3 percent compared to 37.6 percent for the nine months ended September 2012. In January 2013, Congress enacted certain tax credits related to 2012 and 2013. The 2013 tax rate year to date reflects the recognition of $1.0 million in tax credits in the first quarter of 2013 for 2012.

Net income was $12.9 million or $0.51 per diluted share in the third quarter of 2013 compared to net income of $9.3 million, or $0.37 per diluted share, in the third quarter of 2012.

Working capital/capital expenditures

Working capital at September 30, 2013 was $25.9 million which increased from working capital at September 30, 2012 of $7.1 million.

Current assets increased by $12.4 million as compared to September 30, 2012 and include an increase in accounts receivable of $2.7 million along with increases in other assets. Current liabilities decreased by $6.4 million as compared to September 30, 2012 driven primarily by a decrease in the current portion of long term debt of $7.5 million and accounts payable of $3.5 million offset by increases in other liabilities. Cash flows provided by operating activities were $67.6 million for the nine months ended September 30, 2013 versus $77.4 million provided by operating activities for the nine months ended September 30, 2012 with the impact of higher net income being more than offset by the changes in working capital. For the nine months ended September 30, 2013, cash used in investing activities was $97.7 million versus $86.9 million in the prior year period. For the nine months ended September 30, 2013, net cash provided by financing activities was $33.9 million compared to $9.0 million of cash provided by financing activities in the prior year period. A significant portion of capital expenditures for 2013 were incurred in the second quarter and third quarter of 2013 compared to 2012 when a large portion were incurred in the first quarter. Capital expenditures are primarily for revenue equipment, information technology, land and structures.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2011 and 2012, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve industry capacity.

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

In 2009, the Company implemented certain cost reduction measures including: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and a ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Despite these necessary reductions, the Company’s compensation philosophy remained committed to a market-based program. Based on the continued improvement in the Company’s operating results and the Company’s desire to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers, management began taking steps in April 2011 to reinstate some or all of certain compensation programs and amounts subject to the 2009 reductions. One half of the 401(k) match suspension was reinstated effective April 1, 2011. The Company has announced the other half of the 401(k) match will be reinstated December 1, 2013. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. Effective July 1, 2012, the Company implemented a salary and wage increase for all its employees of approximately three percent and increased Board of Directors compensation to market levels. Effective July 1, 2013, the Company implemented an approximately three percent salary and wage increase for all of its employees. The impact of the July 2013 compensation increase is expected to be approximately $13 million annually. The Company anticipates the impact of the July 2013 compensation increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of September 30, 2013 that the Company believes would have a significant impact on its condensed consolidated financial statements.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $200 million in availability, subject to a borrowing base and expires in June 2018. The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement). The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

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

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $200 million subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At September 30, 2013, the Company had borrowings of $51.9 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. At September 30, 2012, the Company had borrowings of $19.4 million and outstanding letters of credit of $58.6 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

Projected net capital expenditures for 2013 are approximately $115 million. This represents an approximate $32 million increase from 2012 net capital expenditures of $82.8 million for property and equipment. Approximately $19 million of the remaining 2013 capital budget was committed as of September 30, 2013. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows provided by operating activities were $67.6 million for the nine months ended September 30, 2013, $9.8 million lower than the prior year largely due to working capital fluctuations, especially related to accounts receivable. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at September 30, 2013.

At September 30, 2013, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At September 30, 2013, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.1 million for the remainder of 2013 and decreasing for each year thereafter based on borrowings outstanding at September 30, 2013.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of September 30, 2013 (in millions):

	Payments due by year
	2013	2014	2015	2016	2017	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$51.9	$51.9
Long-term debt	11.1	7.1	7.1	7.1	7.2	—	39.6
Operating leases	3.7	13.4	11.6	9.3	8.2	24.4	70.6
Purchase obligations (1)	22.1	—	—	—	—	—	22.1

Total contractual obligations	$36.9	$20.5	$18.7	$16.4	$15.4	$76.3	$184.2

(1)	Includes commitments of $19.1 million for capital expenditures.

	Amount of commitment expiration by year
	2013	2014	2015	2016	2017	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$89.0	$89.0
Letters of credit	—	60.7	—	—	—	—	60.7
Surety bonds	0.1	22.4	—	—	—	—	22.5

Total commercial commitments	$0.1	$83.1	$—	$—	$—	$89.0	$172.2

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of September 30, 2013. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2013. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2013
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Fixed rate debt	$11.1	$7.1	$7.1	$7.1	$7.2	—	$39.6	$41.2
Average interest rate	6.98%	6.16%	6.16%	6.16%	6.16%	—
Variable rate debt	—	—	—	—	—	$51.9	$51.9	$51.9
Average interest rate	—	—	—	—	—	3.3%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2013 through
July 31, 2013	—	(2)	$—	(2)	—	$—
August 1, 2013 through
August 31, 2013	1,100	(3)	29.32	(3)	—	—
September 1, 2013 through
September 30, 2013	—	(4)	—	(4)	—	—

Total	1,100				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2013 through July 31, 2013.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of August 1, 2013 through August 31, 2013.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had sales of 1,100 shares of Saia stock at an average of $31.95 per share during the period of September 1, 2013 through September 30, 2013.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	First Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

10.2	Third Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: November 7, 2013	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated Bylaws of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	First Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

10.2	Third Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) the Notes to Condensed Consolidated Financial Statements.

E-1