Form 10-K
period 2013-12-31
SAIA INC
filed 2014-02-28
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Large accelerated filer  ☒     Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $718,817,151 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 26, 2014 was 24,478,544.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2013, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 24, 2014 have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc. through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia providing a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States.

We are a single segment company with four operating subsidiaries, Saia Motor Freight Line, LLC (Saia LTL Freight), Saia TL Plus, LLC (Saia TL Plus), Saia Sales, LLC (Saia Sales) and Saia Logistics Services, LLC (Saia Logistics Services) (Saia, Inc. together with its subsidiaries, the Company or Saia). We serve a wide variety of customers by offering regional and interregional LTL, truckload, guaranteed, expedited and logistics services. None of our approximately 8,400 employees is represented by a union. In 2013, Saia generated revenue of $1.14 billion and operating income of $74.4 million. In 2012, Saia generated revenue of $1.10 billion and operating income of $58.7 million.

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

As of December 31, 2013, Saia LTL Freight operated a network comprised of 150 service facilities. In 2013, the average Saia LTL Freight shipment weighed approximately 1,376 pounds and traveled an average distance of approximately 741 miles.

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

Over the last several years, there has been a blurring of the above subgroups as individual companies are increasingly serving multiple markets. For example, a number of companies are focusing on serving one- and two-day lanes, as well as serving three and more day markets between adjacent regions. Saia LTL Freight operates as a traditional LTL carrier with ability to focus in all three areas.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time making multiple delivery stops.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload participants is typically lower and more variable relative to LTL service providers. However, the lack of a network subjects their drivers to extended periods away from home thus resulting in high driver turnover and periodic shortages. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia LTL Freight participates in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia Sales’ sales representatives also sell truckload and expedited offerings of Saia TL Plus.

Capital requirements are significantly different in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 25,000 shipments per day, each of which has a shipper and consignee, and occasionally a third party, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest players in the national and regional markets. Driver turnover in the LTL sector is low relative to the TL sector. Midsize “niche” carriers serve the regional markets.

Business Strategy

Saia has grown historically through a combination of organic growth and the integration or “tuck-in” of smaller trucking and logistics companies. Saia integrated WestEx and Action Express in 2001. WestEx operated in California and the Southwest and Action Express operated in the Pacific Northwest and Rocky Mountain states. Saia acquired and integrated Clark Bros. in 2004, a Midwestern LTL carrier serving 11 states. Saia integrated this company which had contiguous regional coverage with minimal overlap. Saia acquired and integrated The Connection in 2006 which operated in Indiana, Kentucky, Michigan and Ohio which was contiguous and had no overlap. Saia acquired and integrated Madison Freight Systems in 2007. Madison Freight operated in all of Wisconsin with limited coverage in Illinois and Minnesota. In 2012, Saia acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies) which provide customers with non-asset truckload full service and logistics solutions. Effective October 1, 2012, the Company rebranded Robart Transportation, Inc. as Saia TL Plus and The RL Services Group, LLC as Saia Logistics Services, LLC. See Note 11 of the accompanying audited consolidated financial statements for further information on the acquisition of the Robart Companies.

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

Manage yields and business mix.

This element of our business strategy involves managing both the pricing process and the mix of customers’ freight in ways that allow our network to operate more profitably. Due to overcapacity in the industry, the pricing environment became very challenging in 2009 but eased gradually during 2010 as the economy showed early signs of recovery. The improvements in the economy coupled with the tightening of available capacity in the industry over the last several years allowed the Company to implement numerous pricing initiatives to increase yield significantly.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate the potential incremental profitability on growth in current markets can be 20 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from improvements in the general economy, industry consolidation and strategic acquisitions, as well as specific sales and marketing initiatives.

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

We believe it is also important to invest in technology capabilities and strategic real estate which are designed to position our Company for future growth to meet the increasing demands of the marketplace. We also believe it is important to invest in our tractor and trailer fleet to improve brand image, gain access to new technologies, lower maintenance expenses, achieve improved fuel economy and gain other operating efficiencies.

Expand geographic footprint.

While our immediate priority is to improve profitability in existing geography, we plan to pursue additional geographic expansion because it promotes profitability growth and improves our customer value proposition over time.

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

Saia focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and operational facilities associated with this coverage. The level of technology applications required and the ability to generate shipment densities that provide adequate labor and equipment utilization also make larger-scale entry into the LTL market difficult. To a lesser extent, Saia also competes with small package carriers, railroads and air freight carriers.

Regulation

The trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls, although federal and state authorities retain the right to require compliance with safety and insurance standards. The trucking industry remains subject to regulatory and legislative changes that can have a material adverse effect on our operations.

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

In February 2014, President Obama announced that the EPA and the U.S. Department of Transportation have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

Environmental Protection Agency.

The Environmental Protection Agency (EPA) issued regulations reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks.

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

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	52	Effective January 1, 2007, President and Chief Executive Officer, Saia, Inc. having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

James A. Darby	62	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2006 having served as Vice President of Finance & Administration for Saia LTL Freight since 2000.

Mark H. Robinson	55	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia LTL Freight since 1999.

Brian A. Balius	53	Vice President of Transportation and Linehaul of Saia LTL Freight since 2007.

Sally R. Buchholz	57	Vice President of Marketing and Customer Service of Saia LTL Freight since 1999.

Stephanie R. Maschmeier	41	Controller, Saia, Inc. since October 2007. Mrs. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

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

The engines in our newer tractors are subject to new emissions-control regulations which could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may adversely impact financial results.

Tractor engines that comply with the EPA emission-control design requirements have been generally less fuel-efficient in the past and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates, our financial condition and results of operations could be adversely affected.

Future strengthening of EPA or other regulatory requirements regarding fuel-efficiency of tractors could also result in increases in the cost of capital equipment and maintenance. While savings on fuel costs resulting from the use of more fuel-efficient equipment could mitigate these additional expenses in part, the impact of future regulations cannot be projected at this time.

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

In February 2014, President Obama announced that the EPA and the U.S. Department of Transportation have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business. We are also subject to increasing customer sensitivity to sustainability issues.

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

In addition, as climate change concerns become more prevalent, federal and local governments and our customers are increasingly sensitive to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is highly capital intensive. Our net capital expenditures for 2013 were approximately $122 million. Additionally, we anticipate net capital expenditures in 2014 of approximately $85 million. We depend on cash flows from operations, borrowings under our credit facilities and operating leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. Any of these could have a material adverse effect on our financial condition and results of operations.

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

Like other companies, we implemented certain salary and wage cost initiatives in 2009 in response to macro-economic challenges. Such initiatives have been reversed as our financial performance improved. If our salary and wages are not competitive, we may find it difficult to attract, retain and motivate employees and any such difficulty could materially adversely affect our business.

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

The Patient Protection and Affordable Care Act and regulations that interpret the law contain provisions which could materially impact the future healthcare costs of the Company. While the legislation’s ultimate impact is not yet known, it is possible that these changes could significantly increase our employee benefits costs which would adversely affect our results and cash flows. Expanded coverage for dependents and elimination of caps on individual maximum expenditures increased the Company’s costs starting in 2011 and in each year since.

We rely heavily on technology to operate our business and any disruption to our technology infrastructure could harm our operations.

Our ability to attract and retain customers and compete effectively depends in part upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption to our technology infrastructure (including services provided to us for use in our business by outside providers), including those impacting our computer systems and web site, could adversely impact our customer service and revenues and result in increased costs. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on us.

Our dependence on electronic data storage, automated systems and technology gives rise to cyber-security risks. Although we and our third-party providers have preventive systems and processes in place designed to protect against the risk of system failure and cyber attacks, a security breach of our systems or those of our third-party providers may cause a disruption of our business or the loss of information and could have a material adverse effect on our financial condition, reputation and results of operations.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2013, Saia owned 57 service facilities, including the Houma, Louisiana general office and leased 93 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 38 percent of its service facility locations, these locations account for 52 percent of its door capacity. This follows Saia’s strategy of owning strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2013, Saia owned approximately 3,580 tractors and 11,160 trailers.

The Company has pledged certain real property, tractors and trailers and personal property owned by the Company to secure the Company’s obligations under its revolving credit agreement and long-term note agreement. All service facilities listed in the table below denoted as owned by the Company are subject to liens pursuant to the agreements. See “Financial Condition” under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the revolving credit agreement and long-term note agreement.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2013

Location	Own/Lease	Doors
Atlanta, GA	Own	224
Dallas, TX	Own	174
Houston, TX	Own	158
Chicago, IL	Lease	154
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	113
Charlotte, NC	Own	107
New Orleans, LA	Own	86
Sacramento, CA	Lease	81
Los Angeles, CA	Lease	80
Jacksonville, FL	Own	80
Fontana, CA	Own	79
Cincinnati, OH	Lease	78
St. Louis, MO	Lease	74
Indianapolis, IN	Lease	68
Miami, FL	Own	68
Toledo, OH	Lease	61
Phoenix, AZ	Own	60

Item 3.	Legal Proceedings

The Company is subject to legal proceedings that arise in the ordinary course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable and estimable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Price Information

The Company effected a three-for-two common stock split in the form of a 50 percent stock dividend on June 13, 2013. All references in this report to common stock outstanding, weighted common shares outstanding, earnings per share amounts, and historical stock prices have been retroactively restated to reflect this stock split.

Saia’s common stock is listed under the symbol “SAIA” on the NASDAQ Global Select Market (NASDAQ). The following table sets forth, for the periods indicated, the high and low sale prices per share for the common stock as reported on NASDAQ.

	Low	High
Year Ended December 31, 2013
First Quarter	$15.17	$24.57
Second Quarter	$21.91	$33.31
Third Quarter	$27.95	$34.98
Fourth Quarter	$29.85	$35.31
Year Ended December 31, 2012
First Quarter	$8.47	$12.00
Second Quarter	$10.80	$15.45
Third Quarter	$12.03	$16.23
Fourth Quarter	$13.07	$15.50

Stockholders

As of January 31, 2014, there were 1,354 holders of record of our common stock.

Dividends

We have not paid a dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends is prohibited under our current debt agreements. However, there are no material restrictions on the ability of our subsidiaries to transfer funds to Saia, Inc. in the form of cash dividends, loans or advances. See Note 2 of the accompanying audited consolidated financial statements for more information on the debt agreements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	588,510	$14.76	1,366,407	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	588,510	$14.76	1,366,407

(1)	See Note 7 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance. The Saia, Inc. 2011 Omnibus Incentive Plan allows for the issuance of up to 150,000 shares of the amount remaining available to be issued in the form of restricted stock.

Issuer Purchases of Equity Securities

	Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
October 1, 2013 through October 31, 2013	—	(2)	—	(2)	—	$—
November 1, 2013 through November 30, 2013	—	(2)	—	(2)	—	—
December 1, 2013 through December 31, 2013	—	(2)	—	(2)	—	—

Total	—				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-103661) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of October 1, 2013 through December 31, 2013.

Item 6.	Selected Financial Data

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue	$1,139,094	$1,098,679	$1,030,224	$902,660	$849,141
Operating income (loss)(1)	74,418	58,734	28,146	12,100	(3,693)
Net income (loss)	43,627	32,048	11,373	1,957	(7,875)
Diluted earnings (loss) per share(2)	1.73	1.29	0.47	0.08	(0.39)
Other financial data:
Net cash provided by operating activities	101,312	100,675	58,211	23,386	14,089
Net cash used in investing activities(3)	(122,020)	(90,431)	(67,899)	(3,255)	(7,574)
Depreciation and amortization	51,564	47,985	37,278	36,159	39,342
Balance sheet data:
Cash and cash equivalents	159	321	1,317	29,045	8,746
Net property and equipment	432,226	361,704	324,455	290,938	323,360
Total assets	616,801	519,688	474,886	452,157	466,426
Total debt	76,883	60,705	72,857	90,000	90,000
Total stockholders’ equity(4)	304,792	254,519	219,301	206,358	202,681
Measurements:
Operating ratio(5)	93.5%	94.7%	97.3%	98.7%	100.4%

(1)	Operating expenses in 2009 includes a $12.3 million reduction in expense related to the change in vacation policy.

(2)	Per share data has been restated to reflect the three-for-two common stock split in 2013.

(3)	Net cash used in 2012 includes $7.6 million for the acquisition of The Robart Companies.

(4)	Saia sold 3,465,000 shares of its common stock in December 2009.

(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s operating revenue increased by 3.7 percent in 2013 over 2012. The increase resulted primarily from improved yield from pricing actions.

Consolidated operating income was $74.4 million for 2013 compared to consolidated operating income of $58.7 million in 2012. The 2013 operating income increase resulted primarily from improved yield from pricing and business mix actions along with savings in expenses realized from company initiatives.

The Company generated $101.3 million in cash provided by operating activities in 2013 versus $100.7 million in 2012. The Company used $122.0 million of net cash in investing activities during 2013 compared to $90.4 million during 2012.

On November 30, 2011, the Company entered into a Fourth Amended and Restated Credit Agreement with its banking group. The November 2011 amendment provides for a LIBOR rate margin from 200 basis points to 300 basis points, base rate margin from zero to 75 basis points, letter of credit fees from 212.5 basis points to 312.5 basis points and unused portion fees from 25 basis points to 35 basis points. The facility increases the revolving credit facility to $150 million in availability, subject to a borrowing base and extends the term to November 2016. On June 28, 2013, the Company entered into a First Amendment To Fourth Amended and Restated Credit Agreement with its banking group and a Third Amendment to Amended and Restated Master

Shelf Agreement with its long-term note holders. The June 2013 amendment increases the revolving credit facility to $200 million expiring in June 2018. The facility also has an accordion feature that allows for an additional $40 million availability, subject to lender approval. The facility provides for a LIBOR rate margin range from 125 basis points to 250 basis points, base rate margins from minus 12.5 to plus 50 basis points, letter of credit fee range from 137.5 basis points to 262.5 basis points and an unused portion fee from 20 basis points to 32.5 basis points in each case based on the Company’s leverage ratio.

The Company’s cash provided by financing activities during 2013 was $20.5 million compared to cash used in financing activities during 2012 of $11.2 million. The Company had a $38.3 million increase in net cash borrowings under its revolving credit agreement during 2013 and made scheduled principal payments of Senior Notes of $22.1 million during 2013. Outstanding letters of credit were $60.7 million and the cash and cash equivalents balance was $0.2 million as of December 31, 2013. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2013. See “Financial Condition” for a more complete discussion of these agreements.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2013, 2012 and 2011

(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2013	2012	2011	‘13 v. ‘12	‘12 v. ‘11
Operating Revenue	$1,139,094	$1,098,679	$1,030,224	3.7%	6.6%
Operating Expenses:
Salaries, wages and employees’ benefits	572,487	546,755	513,977	4.7	6.4
Purchased transportation	72,975	74,521	87,159	(2.1)	(14.5)
Depreciation and amortization	51,564	47,985	37,278	7.5	28.7
Other operating expenses	367,650	370,684	363,664	(0.8)	1.9
Operating Income	74,418	58,734	28,146	26.7	108.7
Operating Ratio	93.5%	94.7%	97.3%	(1.3)	(2.6)
Nonoperating Expenses	6,273	7,595	10,416	(17.4)	(27.1)
Working Capital	29,396	2,863	18,468	926.8	(84.5)
Net Acquisitions of Property and Equipment	122,020	82,815	67,899	47.3	22.0
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,670	3,680	3,688	(0.3)	(0.2)
Total Tonnage	4,378	4,384	4,397	(0.1)	(0.3)
LTL Shipments	6,260	6,294	6,487	(0.5)	(3.0)
Total Shipments	6,362	6,395	6,588	(0.5)	(2.9)
LTL Revenue Per Hundredweight	$14.33	$13.82	$12.93	3.7	6.9
Total Revenue Per Hundredweight	$12.96	$12.51	$11.71	3.6	6.8

Continuing Operations

Year ended December 31, 2013 as compared to year ended December 31, 2012

Revenue and volume

Consolidated revenue increased 3.7 percent to $1.14 billion as a result of increased yield due to measured pricing and mix management actions. Improvements in the economic environment that were evident during 2011 and parts of 2012 and 2013 permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.7 percent to $14.33 per hundredweight for 2013 primarily as a result of increased rates. Saia’s LTL tonnage decreased 0.3 percent to 3.7 million tons and LTL shipments decreased 0.5 percent to 6.3 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. On July 1, 2013, Saia implemented a 5.9 percent general rate increase for customers comprising this 30 percent of operating revenue. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 16.8% of operating revenue for the year ended December 31, 2013 compared to 17.3% for the year ended December 31, 2012.

Operating expenses and margin

Consolidated operating income was $74.4 million in 2013 compared to operating income of $58.7 million in 2012. Overall, the operations were favorably impacted in 2013 by higher yield combined with continued cost optimization initiatives throughout our network. The 2013 operating ratio (operating expenses divided by operating revenue) was 93.5 percent as compared to 94.7 percent for 2012.

Salaries, wages and benefit expense increased $25.7 million largely due to wage increases of approximately 3.0 percent in July 2013 and 2012, and higher health care costs. Claims and insurance in 2013 was $0.8 million higher than 2012 reflecting increased accident severity in 2013. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $3.6 million in 2013 compared to 2012 largely due to revenue equipment and technology investments in late 2012 and 2013. Purchased transportation expense decreased $1.5 million primarily due to network optimization.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2012 was lower due to lower borrowings and lower interest rates. The effective tax rate was 36.0 percent for the year ended December 31, 2013 compared to 37.3 percent in 2012 reflecting changes in the timing of recognition of certain income tax credits. The 2013 effective tax rate included approximately $1.0 million in alternative fuel tax credits enacted during 2013 that were retroactive to 2012. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2013 was $29.4 million which increased from working capital at December 31, 2012 of $2.9 million primarily due to an increase in current assets showing increased accounts receivable and higher income tax receivable. Cash flows from operating activities were $101.3 million for 2013 versus $100.7 million for 2012. For 2013, cash used in investing activities was $122.0 million versus $90.4 million in the prior year primarily due to higher revenue equipment purchases. Cash provided by financing activities was $20.5 million in 2013 versus $11.2 million for the prior year due to cash needed to fund the increased level of capital expenditures.

Year ended December 31, 2012 as compared to year ended December 31, 2011

Revenue and volume

Consolidated revenue increased 6.6 percent in 2012 to $1.1 billion as a result of increased yield due to measured pricing and mix management actions. Improvements in the economic environment that were evident during 2011 and the first half of 2012 permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 6.9 percent to $13.82 per hundredweight for 2012 as a result of increased rates and the impact of higher fuel surcharge. Saia’s LTL tonnage decreased 0.2 percent in 2012 to 3.7 million tons and LTL shipments decreased 3.0 percent to 6.3 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to a general rate increase which is typically taken once a year. Saia implemented two 6.9 percent general rate increases, the first on August 22, 2011 and the more recent on July 9, 2012. Competitive factors, customer turnover and mix changes, among other factors, impact the extent to which customer rate increases are retained over time.

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

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2012 and 2013, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry excess capacity conditions would likely improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity. The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On July 1, 2013, Saia implemented a 5.9 percent general rate increase impacting customers comprising approximately 30 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

In 2009, the Company implemented certain cost reduction measures including: the suspension of the Company’s 401(k) match; effective reduction in compensation equal to ten percent of salary for the Company’s leadership team and a five percent wage and salary reduction for hourly, linehaul and salaried employees in operations, maintenance and administration; and a ten percent reduction in the annual retainer and meeting fees paid to the non-employee members of the Company’s Board of Directors. Despite these necessary reductions, the Company’s compensation philosophy remained committed to a market-based program. Based on the continued improvement in the Company’s operating results and the Company’s desire to attract and retain employees needed for the Company to continue to deliver best-in-class service to customers, management began taking steps in April 2011 to reinstate some or all of certain compensation programs and amounts subject to the 2009 reductions. One half of the 401(k) match suspension was reinstated effective April 1, 2011. The Company reinstated the other half of the 401(k) match December 1, 2013. The Company implemented a two and one-half percent wage and salary increase for hourly, linehaul and salaried employees in operations, maintenance, administration and management effective December 1, 2011. Effective July 1, 2012, the Company implemented a salary and wage increase for all its employees of approximately three percent and increased Board of Directors compensation to market levels. Effective July 1, 2013, the Company implemented an approximately three percent salary and wage increase for all of its employees. The impact of the July 2013 compensation increase is expected to be approximately $13 million annually. The Company anticipates the impact of the July 2013 compensation increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during 2013 which have had or are expected to have a material impact on the Consolidated Financial Statements.

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

At December 31, 2013, the Company had borrowings of $48.3 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. At December 31, 2012, the Company had borrowings of $10.0 million and outstanding letters of credit of $49.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others.

Other

At December 31, 2013, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow stockholders in 2002, Saia pays Yellow’s actual cost plus 125 basis points for any collateral it provides to insurance underwriters in support of these claims. At December 31, 2013, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.

Projected net capital expenditures for 2014 are approximately $85 million. This represents an approximately $37 million decrease from 2013 net capital expenditures of $122.0 million for property and equipment. In the fourth quarter 2013, the Company took delivery of 170 tractors, costing approximately $18 million, which would normally have been a part of 2014 capital expenditures. Approximately $51 million of the 2014 capital budget was committed at December 31, 2013. Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected 2014 expenditures for revenue equipment include a normal annual level of replacement plus a portion of prior deferrals for trailers and continued investment in technology. The Company anticipates the increases in purchases of revenue equipment will reduce maintenance costs over time.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $90.6 million at December 31, 2013, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2013.

See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures are summarized in the following table (millions):

	Years ended
	2013	2012	2011
Land and structures:
Additions	$5.3	$2.2	$2.2
Sales	—	—	(2.7)
Revenue equipment, net	109.6	71.1	59.8
Technology and other	7.1	9.5	8.6

Total	$122.0	$82.8	$67.9

In addition to the amounts disclosed in the table above, the Company had an additional $1.6 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2013.

In the fourth quarter 2013, the Company took delivery of 170 tractors, costing approximately $18 million, which would normally have been a part of 2014 capital expenditures.

Common Stock Split

On May 16, 2013, the Company announced a three-for-two stock split which was effected in the form of a 50 percent stock dividend. The shares were distributed on June 13, 2013 to shareholders of record as of the close of business on the record date of May 31, 2013. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the Company’s common stock on the record date. All references in this report to common shares outstanding, weighted average common shares and earnings per share amounts have been retroactively restated to reflect this stock split.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.5 million for 2014 and decreasing for each year thereafter, based on borrowings outstanding at December 31, 2013.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2013 (in millions):

	Payments due by year
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$—	$48.3	$—	$48.3
Long-term debt(1)	7.1	7.1	7.2	7.2	—	—	28.6
Operating leases(2)	14.3	12.8	10.1	8.7	6.6	18.0	70.5
Purchase obligations(3)	56.2	—	—	—	—	—	56.2

Total contractual obligations	$77.6	$19.9	$17.3	$15.9	$54.9	$18.0	$203.6

(1)	See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

(3)	Includes $51.3 million of commitments for capital expenditures.

	Amount of commitment expiration by year
	2014	2015	2016	2017	2018	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$—	$92.6	$—	$92.6
Letters of credit	60.7	—	—	—	—	—	60.7
Surety bonds	23.1	—	—	—	—	—	23.1

Total commercial commitments	$83.8	$—	$—	$—	$92.6	$—	$176.4

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.6 million related to the unrecognized tax benefits as of December 31, 2013. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as deemed necessary.

•

Accounting for income taxes.    Significant management judgment is required to determine (i) the provision for income taxes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits related to uncertain tax positions. Income tax expense is equal to the current year’s liability for income taxes and a provision for deferred income taxes. Deferred tax assets and liabilities are recorded for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management’s judgment to determine the amount of valuation allowance required in any given period.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2013. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2013 with comparative information for December 31, 2012. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

	Expected maturity date						2013		2012
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$7.1	$7.1	$7.2	$7.2	—	—	$28.6	$29.7	$50.7	$53.5
Average interest rate	6.16%	6.16%	6.16%	6.16%	6.16%	—
Variable rate debt	—	—	—	—	$48.3	—	$48.3	$48.3	$10.0	$10.0
Average interest rate	—	—	—	—	3.30%	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited Saia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 28, 2014

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$159	$321
Accounts receivable, less allowances of $3,737 and $3,881 in 2013 and 2012	117,937	106,814
Prepaid expenses and other	13,156	11,540
Deferred income taxes	20,421	18,883
Income tax receivable	13,497	2,264
Other current assets	5,083	4,341

Total current assets	170,253	144,163
Property and Equipment, at cost	797,527	718,527
Less-accumulated depreciation	365,301	356,823

Net property and equipment	432,226	361,704
Goodwill	5,231	5,231
Identifiable Intangibles, net	3,558	4,173
Other Noncurrent Assets	5,533	4,417

Total assets	$616,801	$519,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$50,799	$43,706
Wages, vacations and employees’ benefits	35,248	30,842
Claims and insurance accruals	27,637	29,350
Other current liabilities	20,030	15,259
Current portion of long-term debt	7,143	22,143

Total current liabilities	140,857	141,300
Other Liabilities:
Long-term debt, less current portion	69,740	38,562
Deferred income taxes	69,916	55,611
Claims, insurance and other	31,496	29,696

Total other liabilities	171,152	123,869
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,478,544 and 24,088,416 shares issued and outstanding at December 31, 2013 and 2012, respectively	24	24
Additional paid-in-capital	213,648	206,969
Deferred compensation trust, 201,936 and 207,755 shares of common stock at cost at December 31, 2013 and 2012, respectively	(2,246)	(2,213)
Retained earnings	93,366	49,739

Total stockholders’ equity	304,792	254,519

Total liabilities and stockholders’ equity	$616,801	$519,688

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2013, 2012 and 2011

(in thousands, except per share data)

	2013	2012	2011
Operating Revenue	$1,139,094	$1,098,679	$1,030,224
Operating Expenses:
Salaries, wages and employees’ benefits	572,487	546,755	513,977
Purchased transportation	72,975	74,521	87,159
Fuel, operating expenses and supplies	306,364	308,176	293,534
Operating taxes and licenses	36,513	38,283	38,228
Claims and insurance	25,494	24,712	32,067
Depreciation and amortization	51,564	47,985	37,278
Operating gains, net	(721)	(487)	(165)

Total operating expenses	1,064,676	1,039,945	1,002,078

Operating Income	74,418	58,734	28,146
Nonoperating Expenses (Income):
Interest expense	6,490	7,807	10,468
Other, net	(217)	(212)	(52)

Nonoperating expenses, net	6,273	7,595	10,416

Income Before Income Taxes	68,145	51,139	17,730
Income Tax Expense	24,518	19,091	6,357

Net Income	$43,627	$32,048	$11,373

Weighted average common shares outstanding — basic	24,154	23,823	23,684

Weighted average common shares outstanding — diluted	25,205	24,815	24,204

Basic Earnings Per Share	$1.81	$1.35	$0.48

Diluted Earnings Per Share	$1.73	$1.29	$0.47

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2010	23,850,368	$24	$202,743	$(2,727)	$6,318	$206,358
Stock compensation for options and long-term incentives	2,520	—	1,451	—	—	1,451
Director deferred shares for annual deferral elections	—	—	344	—	—	344
Exercise of stock options, including tax benefits of $23	15,885	—	149	—	—	149
Shares issued for long-term incentive awards net of shares withheld for taxes	37,959	—	(203)	—	—	(203)
Deferred tax adjustment for long-term incentive plan	—	—	(134)	—	—	(134)
Purchase of shares by Deferred Compensation Trust	—	—	(4)	(147)	—	(151)
Sale of shares by Deferred Compensation Trust	—	—	(561)	675	—	114
Net income	—	—	—	—	11,373	11,373

BALANCE at December 31, 2011	23,906,732	24	203,785	(2,199)	17,691	219,301
Stock compensation for options and long-term incentives	40,152	—	2,089	—	—	2,089
Director deferred shares for annual deferral elections	—	—	599	—	—	599
Exercise of stock options, including tax benefits of $146	91,748	—	913	—	—	913
Shares issued for long-term incentive awards net of shares withheld for taxes	49,785	—	(288)	—	—	(288)
Deferred tax adjustment for long-term incentive plan	—	—	(191)	—	—	(191)
Purchase of shares by Deferred Compensation Trust	—	—	—	(159)	—	(159)
Sale of shares by Deferred Compensation Trust	—	—	62	145	—	207
Net income	—	—	—	—	32,048	32,048

BALANCE at December 31, 2012	24,088,417	24	206,969	(2,213)	49,739	254,519
Stock compensation for options and long-term incentives	16,499	—	2,227	—	—	2,227
Director deferred shares for annual deferral elections	—	—	674	—	—	674
3 for 2 Stock Split	(864)	—	(40)	—	—	(40)
Exercise of stock options, including tax benefits of $1,356	263,064	—	4,173	—	—	4,173
Shares issued for long-term incentive awards net of shares withheld for taxes	111,428	—	(1,162)	—	—	(1,162)
Deferred tax adjustment for long-term incentive plan	—	—	774	—	—	774
Purchase of shares by Deferred Compensation Trust	—	—	—	(158)	—	(158)
Sale of shares by Deferred Compensation Trust	—	—	33	125	—	158
Net income	—	—	—	—	43,627	43,627

BALANCE at December 31, 2013	24,478,544	$24	$213,648	$(2,246)	$93,366	$304,792

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2013, 2012 and 2011

(in thousands)

	2013	2012	2011

Operating Activities:
Net income	$43,627	$32,048	$11,373
Noncash items included in net income:
Depreciation and amortization	51,564	47,985	37,278
Provision for doubtful accounts	2,227	1,833	1,508
Deferred income taxes	12,098	(705)	8,331
Gain from property disposals, net	(721)	(487)	(165)
Stock-based compensation	2,902	2,687	1,795
Changes in operating assets and liabilities:
Accounts receivable	(13,350)	538	(14,376)
Accounts payable	5,479	3,362	2,026
Other working capital items, net	(5,213)	13,972	11,379
Claims, insurance and other	392	(448)	66
Other, net	2,307	(110)	(1,004)

Net cash provided by operating activities	101,312	100,675	58,211

Investing Activities:
Acquisition of property and equipment	(126,358)	(86,120)	(70,862)
Proceeds from disposal of property and equipment	4,338	3,305	2,963
Acquisition of business, net of cash received	—	(7,616)	—

Net cash used in investing activities	(122,020)	(90,431)	(67,899)

Financing Activities:
Repayment of revolving credit agreement	(223,798)	(344,867)	(32,422)
Borrowing of revolving credit agreement	262,125	354,857	32,422
Repayment of long-term debt	(22,143)	(22,143)	(17,143)
Other Financing Activity	(586)	—	(1,046)
Proceeds on stock option exercises (including excess tax benefits)	4,948	913	149

Net cash (used in) provided by financing activities	20,546	(11,240)	(18,040)

Net Decrease in Cash and Cash Equivalents	(162)	(996)	(27,728)
Cash and cash equivalents, beginning of year	321	1,317	29,045

Cash and cash equivalents, end of year	$159	$321	$1,317

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective December 31, 2013, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc., Saia Sales, LLC, and Saia Logistics Services, LLC, formerly The RL Services Group, LLC.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Common Stock Split

On May 16, 2013, the Company announced a three-for-two stock split which was effected in the form of a 50 percent stock dividend. The shares were distributed on June 13, 2013 to shareholders of record as of the close of business on the record date of May 31, 2013. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the Company’s common stock on the record date. All references in this report to common shares outstanding, weighted average common shares and earnings per share amounts have been retroactively restated to reflect this stock split.

Use of Estimates

Management makes estimates and assumptions when preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

New Accounting Pronouncements

There were no new accounting pronouncements issued or effective during 2013 which have had or are expected to have a material impact on the consolidated financial statements.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2013	2012
Land	$52,745	$51,572
Structures	115,874	112,127
Tractors	273,129	243,424
Trailers	202,173	169,859
Other revenue equipment	34,616	33,153
Technology equipment and software	58,957	52,565
Other	60,033	55,827

Total property and equipment, at cost	$797,527	$718,527

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management. Depreciation was $51.0 million, $47.5 million and $36.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2013, 2012, and 2011, the Company capitalized $2.1 million, $1.0 million, and $1.6 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former parent of Saia provides guarantees for claims in certain self-insured states that arose prior to September 30, 2002 (See Note 12 for more information regarding the guarantees).

Risk retention amounts per occurrence during the three years ended December 31, 2013, were as follows:

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

Stock options are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period using a Black-Sholes-Merton model to estimate the fair value of stock options granted to employees.

Stock-based performance unit awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period using a Monte Carlo model to estimate fair value at the date the awards are granted.

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $0.8 million, $0.7 million, and $0.8 million in 2013, 2012 and 2011, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2013 and 2012, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Credit Agreement with Banks, described below	$48,312	$9,990
Senior Notes under a Master Shelf Agreement, described below	28,571	50,715

Total debt	76,883	60,705
Less: current portion of long-term debt	7,143	22,143

Long-term debt, less current portion	$69,740	$38,562

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

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $200 million expiring in June 2018. The Restated Credit Agreement also has an accordion feature that allows for an additional $40 million of availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 125 basis points to 250 basis points, base rate margins from minus 12.5 to plus 50 basis points, letter of credit fee range from 137.5 basis points to 262.5 basis points and an unused portion fee from 20 basis points to 32.5 basis points in each case based on the Company’s leverage ratio.

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

At December 31, 2013, the Company had borrowings of $48.3 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. At December 31, 2012, the Company had borrowings of $10.0 million and outstanding letters of credit of $49.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made in December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others.

Other

The Company paid cash for interest of $6.1 million, $7.3 million, and $9.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The estimated fair value of total debt at December 31, 2013 and 2012 is $78.0 million and $63.5 million, respectively, based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2014	$7,143
2015	7,143
2016	7,143
2017	7,142
2018	48,312

Total	$76,883

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $17.9 million, $17.7 million, and $17.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2014	$14,339
2015	12,825
2016	10,060
2017	8,724
2018	6,552
Thereafter	17,963

Total	$70,463

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $51 million at December 31, 2013. As of December 31, 2013 and 2012, the Company had $1.6 million and $0.4 million, respectively, of capital expenditures in accounts payable.

Other.    The Company is subject to legal proceedings that arise in the ordinary course of its business. The Company believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable and estimable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

4.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2011	$—
Goodwill acquired	5,231

December 31, 2012	5,231
No Activity	—

December 31, 2013	$5,231

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2013		December 31, 2012
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$7,700	$4,195	$7,700	$3,595
Covenants not-to-compete (useful life of 4-6 years)	3,625	3,572	3,625	3,557

	$11,325	$7,767	$11,325	$7,152

Amortization expense for intangible assets was $0.6 million for 2013, $0.5 million for 2012, and $0.4 million for 2011. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2014	$615
2015	615
2016	615
2017	317
2018	310

Total	$2,472

5.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	Years Ended December 31,
	2013	2012	2011
Numerator:
Net income	$43,627	$32,048	$11,373

Denominator:
Denominator for basic earnings per share — weighted average common shares	24,154	23,823	23,684
Effect of dilutive stock options	297	180	59
Effect of other common stock equivalents	754	812	461

Denominator for diluted earnings per share — adjusted weighted average common shares	25,205	24,815	24,204

Basic Earnings Per Share	$1.81	$1.35	$0.48

Diluted Earnings Per Share	$1.73	$1.29	$0.47

In 2013 and 2012, options for 143,640, and 444,945 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

6.    Stockholders’ Equity

Share and per share amounts have been retroactively restated to reflect the three-for-two common stock split effected in 2013.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years ended December 31,
	2013	2012	2011
Shares of common stock purchased	5,900	13,650	17,685
Aggregate purchase price of shares purchased	$158,060	$158,883	$147,079
Shares of common stock sold	11,719	14,882	62,715
Aggregate sale price of shares sold	$158,060	$206,794	$670,831

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 228,546 and 204,355 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2013 and 2012, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

7.    Stock-Based Compensation

The Company accounts for its employee stock-based compensation awards in accordance with ASC 718. ASC 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards such costs are measured at the grant date fair value of the award. The Company uses a Black-Scholes-Merton model to estimate the fair value of stock options granted to employees and expects to continue to use this option valuation model under ASC 718.

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2013, 2012 and 2011, cash flows from financing activities were increased by $2.1 million, $0.1 million, and $23 thousand, respectively, for such excess tax deductions.

The stockholders of the Company approved the First Amended and Restated 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The Company had reserved 1,236,000 shares of its common stock under the 2003 Omnibus Plan. The 2011 Omnibus Plan has a total of 900,000 shares reserved. Following stockholder approval of the 2011 Omnibus Plan, no additional grants have been made under the 2003 Omnibus Plan. By the terms of the 2003 Omnibus Plan, no new grants may be made under that plan after January 22, 2013. On April, 30, 2013, 1,125,000 additional shares were reserved under the 2011 Omnibus Plan.

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

The 2011 Omnibus Plan and the 2003 Omnibus Plan provide for an annual grant to each non-employee director of no more than 12,000 shares and 4,500 shares, respectively, with the exact number of shares granted determined by the Compensation Committee of the Board. These share awards vest over three years for the 2011 Omnibus Plan, subject to acceleration of vesting upon leaving the Board or a change in control, and immediately upon grant for the 2003 Omnibus Plan. Shares issued to each non-employee director under this provision were 2,199, 4,063, and 2,520 for the years ended December 31, 2013, 2012 and 2011, respectively. Non-employee directors were also issued 24,191, 40,398, and 28,972 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013 and 2012, 158,700 and 674,570 shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan, all of which are allocated to outstanding Performance Unit Awards and outstanding stock options described below. At December 31, 2013, 1,796,217 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, substantially all of which are allocated to outstanding Performance Unit Awards and outstanding stock options described below. The Company has a policy of issuing new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2013, 2012 and 2011 had stock option and restricted stock compensation expense of $1.2 million, $1.1 million, and $0.6 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2013, there is unrecognized compensation expense of $2.7 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.9 years.

The following table summarizes the activity of stock options for the year ended December 31, 2013 for both employees and non-employee directors:

	Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2012	784,920	$11.04
Granted	149,865
Exercised	(295,515)
Forfeited	(19,545)
Expired	(31,215)

Outstanding at December 31, 2013	588,510	$14.76	4.5	$10,174

Exercisable at December 31, 2013	158,700	$10.36	2.5	$3,442

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $4.7 million, $0.4 million, and $0.1 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2013, 2012 and 2011 was $12.95, $5.57, and $5.51, respectively. The weighted-average grant-date fair value per share of shares vested during the years ended December 31, 2013, 2012 and 2011 was $4.15, $4.25, and $4.61, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Risk free interest rate	0.80%	0.84%	2.17%
Expected life in years	4.5	5	5
Expected volatility	58.50%	59.82%	57.99%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2013 and changes during the year ended December 31, 2013:

	Options	Weighted average Grant-date Fair Value
Unvested at December 31, 2012	419,385	$5.15
Granted	149,865	12.95
Vested	(119,895)	4.15
Forfeited	(19,545)	7.93

Unvested at December 31, 2013	429,810	$8.02

In addition to stock options, the Company granted shares of restricted stock to two key executives in February 2008. The Company granted additional shares of restricted stock to certain key executives in February 2013. All of the shares of restricted stock will vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2013:

	Shares	Weighted average Grant-date Fair Value
Restricted Stock at December 31, 2012	148,231	$10.79
Granted	—	—
Vested	(25,500)	9.81
Forfeited	—	—

Restricted Stock at December 31, 2013	122,731	$11.00

Performance Unit Awards

Under the 2011 Omnibus Plan and the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees. The performance periods for these awards are 2009-2011, 2010-2012, February 2011 — February 2014, 2012-2014 and January 2013 — January 2016, three years from the date of issuance of these awards. The criteria for payout of the awards is based on a comparison over three-year periods of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense for the performance unit awards of $1.0 million, $1.0 million, and $0.8 million in 2013, 2012 and 2011, respectively. Shares earned under the performance unit awards will be issued in the first quarter of the year following the end of the performance period. There was an issuance of 106,330 shares for the February 2011-February 2014 performance period in February 2014, 150,384 shares for the 2010-2012 performance period in February 2013, and 63,222 shares for the 2009-2011 performance period in February 2012. The issuance of shares related to these awards would range from zero to a maximum of 149,367 shares per year as of December 31, 2013.

8.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company elected to temporarily suspend the Company match in February 2009. Effective April 1, 2011, the Company reinstated one-half of the 401(K) match with the remainder of the match reinstated on December 1, 2013. The Company’s total contributions included in continuing operations for the years ended December 31, 2013, 2012 and 2011, were $2.5 million, $2.1 million, and $1.5 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2013 and 2012, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 201,936 and 207,755 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried and clerical employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of $8.8 million, $8.4 million, and zero in 2013, 2012 and 2011, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 6,711, 13,830, and 19,124 shares in the open market during 2013, 2012 and 2011, respectively.

9.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2013	2012
Depreciation	$88,522	$74,365
Other	3,548	3,276
Revenue	120	(656)

Gross deferred tax liabilities	92,190	76,985
Allowance for doubtful accounts	(1,467)	(1,525)
Equity-based compensation	(3,287)	(2,837)
Employee benefits	(6,996)	(6,310)
Claims and insurance	(19,374)	(19,319)
Other	(11,571)	(10,266)

Gross deferred tax assets	(42,695)	(40,257)

Net deferred tax liability	$49,495	$36,728

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2013 or 2012 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision for continuing operations consists of the following (in thousands):

	2013	2012	2011
Current:
U.S. federal	$9,924	$16,837	$(2,404)
State	2,496	2,959	430

Total current income tax provision	12,420	19,796	(1,974)

Deferred:
U.S. federal	11,822	(678)	7,880
State	276	(27)	451

Total deferred income tax (benefit) provision	12,098	(705)	8,331

Total income tax (benefit) provision	$24,518	$19,091	$6,357

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2013	2012	2011
Provision at federal statutory rate	$23,851	$17,899	$6,206
State income taxes, net	2,574	2,025	925
Nondeductible business expenses	675	503	406
Tax credits	(2,429)	(253)	(1,198)
Other, net	(153)	(1,083)	18

Total provision	$24,518	$19,091	$6,357

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

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

	2013	2012
Gross unrecognized tax benefits at beginning of year	$1,290	$2,580
Gross decreases in tax positions for prior years	—	(303)
Gross increases in tax positions for current year	—	—
Settlements	—	(384)
Lapse of statute of limitations	(9)	(603)

Gross unrecognized tax benefits at end of year	$1,281	$1,290

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2013, 2012 and 2011, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million, $0.1 million, and $0.2 million, respectively. The Company had approximately $1.6 million, $1.4 million, and $1.4 million of accrued interest and penalties at December 31, 2013, 2012 and 2011, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.3 million as of December 31, 2013 and 2012. The Company paid (received) cash for income taxes of $20.6 million, $19.3 million, and $(4.2) million in 2013, 2012 and 2011, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

As a result of legislation enacted in January 2013, the Company recognized tax credits for 2012 alternative fuel usage of approximately $1.0 million in the first quarter of 2013.

10.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2013	March 31	June 30	September 30	December 31
Operating revenue	$273,795	$292,557	$293,087	$279,655
Operating income	14,532	23,259	21,935	14,692
Net income	9,155	13,500	12,908	8,064

Basic earnings per share	$0.38	$0.56	$0.53	$0.33

Diluted earnings per share	$0.37	$0.54	$0.51	$0.32

Three months ended, 2012	March 31	June 30	September 30	December 31
Operating revenue	$268,690	$287,538	$278,024	$264,427
Operating income	11,048	21,192	16,416	10,078
Net income	5,535	11,851	9,256	5,406

Basic earnings per share	$0.23	$0.50	$0.39	$0.23

Diluted earnings per share	$0.23	$0.48	$0.37	$0.22

11.    Acquisition

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

12.    Related-Party Transactions

On September 30, 2002, YRC Worldwide, Inc. (Yellow) completed the spin-off of its 100 percent interest in the Company to Yellow stockholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off, Yellow continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit which Yellow must maintain for these insurance programs. Yellow allocated $1.6 million and $1.7 million in letters of credit at December 31, 2013 and 2012 respectively, in connection with the Company’s insurance programs for which the Company pays quarterly Yellow’s cost plus 125 basis points.

13.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands)

		Additions
Description	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions-(1)	Balance, end of period
Year ended December 31, 2013:
Deducted from asset account — Allowance for uncollectible accounts	$3,881	$2,227	$—	$(2,371)	$3,737
Year ended December 31, 2012:
Deducted from asset account — Allowance for uncollectible accounts	3,811	1,833	—	(1,763)	3,881
Year ended December 31, 2011:
Deducted from asset account — Allowance for uncollectible accounts	4,652	1,508	—	(2,349)	3,811

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2013 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment the Company’s management used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013, which report appears on page 33 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
James A. Darby	Vice President and Chief Financial Officer (Principal Financial Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2014, and is incorporated herein by reference. Certain Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2014, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2014, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2014, and is incorporated herein by reference.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for the year ended December 31, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

By:	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	February 28, 2014

/s/ James A. Darby James A. Darby	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 28, 2014

/s/ Stephanie R. Maschmeier Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 28, 2014

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 28, 2014

/s/ William F. Evans William F. Evans	Director	February 28, 2014

/s/ Linda J. French Linda J. French	Director	February 28, 2014

/s/ John J. Holland John J. Holland	Director	February 28, 2014

/s/ William F. Martin, Jr. William F. Martin, Jr.	Director	February 28, 2014

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	February 28, 2014

/s/ Douglas W. Rockel Douglas W. Rockel	Director	February 28, 2014

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	February 28, 2014

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).
3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).
10.1	Master Separation and Distribution Agreement between Yellow Corporation (n/k/a Yellow Worldwide Inc.) and Saia, Inc. dated as of September 30, 2002 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.2	Stock Purchase Agreement among Jevic Holding Corp., Saia Motor Freight Line, Inc. and SCS Transportation, Inc. dated as of June 30, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10.3.1	Fourth Amended and Restated Credit Agreement, dated as of November 30, 2011, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent, Collateral Agent and Joint Lead Arranger, SunTrust Bank, as Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.3.2	First Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).
10.4.1	Senior Notes Master Shelf Agreement dated as of September 20, 2002 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 2, 2002).
10.4.2	Amendment No. 1 to the Senior Notes Master Shelf Agreement dated as of April 21, 2005 and related Consent, Cover Page and Schedule 6C(2) (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on April 26, 2005).
10.4.3	Amendment No. 2 to the Senior Notes Master Shelf Agreement dated as of April 29, 2005 and related Consent (incorporated herein by reference to Exhibit 10.2 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on May 5, 2005).
10.4.4	Amendment No. 3 to the Senior Notes Master Shelf Agreement dated as of June 30, 2006 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).
10.4.5	Amendment No. 4 to the Senior Notes Master Shelf Agreement dated as of June 4, 2008 and related Consent and Partial Release of Guaranty (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).
10.4.6	Amended and Restated Master Shelf Agreement dated as of June 26, 2009, between Saia, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49938) filed on June 30, 2009).
10.4.7	First Amendment to Amended and Restated Master Shelf Agreement dated as of December 22, 2009 between Saia Inc., The Prudential Insurance Company of America and the note holders named therein (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).

Exhibit Number	Description of Exhibit
10.4.8	Second Amendment to Amended and Restated Master Shelf Agreement, dated as of November 30, 2011, between Saia, Inc., The Prudential Insurance Company of America and other noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.4.9	Third Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).
10.5	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*
10.6.1	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*
10.6.2	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*
10.6.3	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*
10.6.4	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess, III (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.7.1	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*
10.7.2	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.7.3	Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).*
10.8.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*
10.8.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.9	Executive Severance Agreement between Saia, Inc. and James A. Darby dated as of September 1, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on September 1, 2006).*
10.10	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and James A. Darby (incorporated herein by reference to Exhibit 10.6 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.11	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Mark H. Robinson (incorporated herein by reference to Exhibit 10.7 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.12	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Sally R. Buchholz (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

Exhibit Number	Description of Exhibit
10.13	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*
10.14.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*
10.14.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*
10.14.3	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).*
10.14.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).*
10.15	Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).*
10.16	Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).*
10.17.1	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).*
10.17.2	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).*
10.18	Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).*
10.19	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*
10.20	Form of Share Purchase Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.21	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.22	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*
10.23	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*
10.24	Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*
10.25	Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.25 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2011).*
14.1	Code of Business Conduct and Ethics (incorporated herein by reference to Exhibit 14 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2004).
21.1	Subsidiaries of Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).
32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.