Form 10-Q
period 2014-03-31
SAIA INC
filed 2014-04-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, GA	30097
(Address of principalexecutive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2014
Common Stock, par value $.001 per share	24,662,205

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$842	$159
Accounts receivable, net	141,917	117,937
Prepaid expenses and other	43,609	52,157

Total current assets	186,368	170,253
Property and Equipment, at cost	820,386	797,527
Less-accumulated depreciation	377,108	365,301

Net property and equipment	443,278	432,226
Goodwill and Identifiable Intangibles, net	8,635	8,789
Other Noncurrent Assets	5,564	5,533

Total assets	$643,845	$616,801

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$66,098	$50,799
Wages, vacation and employees’ benefits	29,816	35,248
Other current liabilities	52,812	47,667
Current portion of long-term debt	7,143	7,143

Total current liabilities	155,869	140,857
Other Liabilities:
Long-term debt, less current portion	72,576	69,740
Deferred income taxes	68,612	69,916
Claims, insurance and other	32,054	31,496

Total other liabilities	173,242	171,152
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,662,205 and 24,478,544 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	25	24
Additional paid-in-capital	215,002	213,648
Deferred compensation trust, 197,699 and 201,936 shares of common stock at cost at March 31, 2014 and December 31, 2013, respectively	(2,235)	(2,246)
Retained earnings	101,942	93,366

Total stockholders’ equity	314,734	304,792

Total liabilities and stockholders’ equity	$643,845	$616,801

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2014 and 2013

(unaudited)

	First Quarter
	2014	2013
	(in thousands, except per share data)
Operating Revenue	$299,730	$273,795
Operating Expenses:
Salaries, wages and employees’ benefits	150,222	136,854
Purchased transportation	21,991	16,771
Fuel, operating expenses and supplies	79,959	79,002
Operating taxes and licenses	8,975	9,579
Claims and insurance	9,518	5,595
Depreciation and amortization	13,841	11,634
Operating gains, net	(7)	(172)

Total operating expenses	284,499	259,263

Operating Income	15,231	14,532
Nonoperating Expenses:
Interest expense	1,316	1,528
Other, net	(30)	(66)

Nonoperating expenses, net	1,286	1,462

Income Before Income Taxes	13,945	13,070
Income Tax Provision	5,369	3,915

Net Income	$8,576	$9,155

Weighted average common shares outstanding – basic	24,382	23,985

Weighted average common shares outstanding – diluted	25,361	24,948

Basic Earnings Per Share	$0.35	$0.38

Diluted Earnings Per Share	$0.34	$0.37

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2014 and 2013

(unaudited)

	First Quarter
	2014	2013
	(in thousands)
Operating Activities:
Net income	$8,576	$9,155
Noncash items included in net income:
Depreciation and amortization	13,841	11,634
Other, net	2,048	1,431
Changes in operating assets and liabilities, net	(20,346)	(15,202)

Net cash provided by operating activities	4,119	7,018
Investing Activities:
Acquisition of property and equipment	(8,379)	(6,725)
Proceeds from disposal of property and equipment	156	710

Net cash used in investing activities	(8,223)	(6,015)
Financing Activities:
Repayment of revolving credit agreement	(116,297)	(58,496)
Borrowing of revolving credit agreement	119,128	56,551
Proceeds from stock option exercises	1,956	1,058

Net cash provided by (used in) financing activities	4,787	(887)

Net Increase in Cash and Cash Equivalents	683	116
Cash and cash equivalents, beginning of period	159	321

Cash and cash equivalents, end of period	$842	$437

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2014.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective December 31, 2013, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc., Saia Sales, LLC and Saia Logistics Services, LLC, formerly The RL Services Group, LLC.

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2014 that the Company believes would have a significant impact on its condensed consolidated financial statements.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2014	2013
Numerator:
Net income	$8,576	$9,155

Denominator:
Denominator for basic earnings per share–weighted average common shares	24,382	23,985
Effect of dilutive stock options	244	303
Effect of other common stock equivalents	735	660

Denominator for diluted earnings per share–adjusted weighted average common shares	25,361	24,948

Basic Earnings Per Share	$0.35	$0.38

Diluted Earnings Per Share	$0.34	$0.37

For the quarter ended March 31, 2014, options to purchase 259,880 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended March 31, 2013, options to purchase zero shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2014 and December 31, 2013 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities the estimated fair value of total debt at March 31, 2014 and December 31, 2013 was $80.9 million and $78.0 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $79.7 million and $76.9 million at March 31, 2014 and December 31, 2013.

(5) Debt and Financing Arrangements

At March 31, 2014 and December 31, 2013, debt consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
Credit Agreement with Banks, described below	$51,148	$48,312
Senior Notes under a Master Shelf Agreement, described below	28,571	28,571

Total debt	79,719	76,883
Less: current portion of long-term debt	7,143	7,143

Long-term debt, less current portion	$72,576	$69,740

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

At March 31, 2014, the Company had borrowings of $51.1 million and outstanding letters of credit of $45.1 million under the Restated Credit Agreement. At March 31, 2013, the Company had borrowings of $8.0 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The principal maturities of long-term debt (in thousands) are as follows:

Amount
2014	$7,143
2015	7,143
2016	7,143
2017	7,142
2018	51,148

Total	$79,719

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2013 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of healthcare reform legislation and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue increased by 9.5 percent in the first quarter of 2014 compared to the same period in 2013. The increase resulted primarily from increased tonnage as well as effective yield management.

Consolidated operating income was $15.2 million for the first quarter of 2014 compared to consolidated operating income of $14.5 million in the first quarter of 2013. In the first quarter of 2014, LTL tonnage per workday was up 5.7 percent versus the prior year quarter. Diluted earnings per share were $0.34 in the first quarter of 2014, compared to diluted earnings per share of $0.37 in the prior year quarter, which included $0.04 per diluted share of impact from recording tax credits enacted in 2013 that were retroactive to 2012. The operating ratio (operating expenses divided by operating revenue) was 94.9 percent in the first quarter of 2014. This compares to 94.7 percent in the first quarter of 2013.

The Company had $4.1 million in cash provided by operating activities through the first three months of 2014 compared with cash provided in the amount of $7.0 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $8.2 million during the first three months of 2014 compared to $6.0 million in the first three months of 2013, which was primarily for the purchase of revenue equipment. The Company’s cash provided by financing activities was $4.8 million through the first three months of 2014 compared to $0.9 million used in financing activities in the prior year period. The Company had $51.1 million in borrowings under its revolving credit agreement, outstanding letters of credit of $46.7 million and cash and cash equivalents balance of $0.8 million at March 31, 2014. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2014.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2014 and 2013

(unaudited)

			Percent Variance
	2014	2013	‘14 v. ‘13
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$299,730	$273,795	9.5
Operating Expenses:
Salaries, wages and employees’ benefits	150,222	136,854	9.8
Purchased transportation	21,991	16,771	31.1
Depreciation and amortization	13,841	11,634	19.0
Fuel and other operating expenses	98,445	94,004	4.7
Operating Income	15,231	14,532	4.8
Operating Ratio	94.9%	94.7%	(0.2)
Nonoperating Expense	1,286	1,462	(12.0)
Working Capital (as of March 31, 2014 and 2013)	30,499	12,431
Cash Flows provided by Operations (year to date)	4,119	7,018
Net Acquisitions of Property and Equipment (year to date)	8,223	6,015
Operating Statistics:
LTL Tonnage	947	896	5.7
LTL Shipments	1,586	1,520	4.4
LTL Revenue per hundredweight	$14.51	$14.18	2.3

Quarter ended March 31, 2014 vs. Quarter ended March 31, 2013

Revenue and volume

Consolidated revenue increased 9.5 percent to $299.7 million primarily as a result of increased tonnage as well as effective yield management. Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.3 percent to $14.51 per hundredweight for the first quarter of 2014 as a result of increased rates. Saia’s LTL tonnage increased 5.7 percent to 0.9 million tons. LTL shipments increased 4.4 percent to 1.6 million shipments. Approximately 70 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue is subject to an annual general rate increase. On July 1, 2013, Saia implemented a 5.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 17.1% of operating revenue for the quarter ended March 31, 2014 compared to 17.4% for the quarter ended March 31, 2013.

Operating expenses and margin

Consolidated operating income was $15.2 million in the first quarter of 2014 compared to operating income of $14.5 million in the prior year quarter. Overall, the operations were favorably impacted in 2014 by higher yield and volume combined with continued cost optimization initiatives throughout our network. The first quarter 2014 operating ratio (operating expenses divided by operating revenue) was 94.9 percent compared to 94.7 percent for the same period in 2013. Results in the first quarter of 2014 were negatively impacted by extreme weather conditions.

Salaries, wages and benefits increased $13.4 million in the first quarter of 2014 compared to the prior year period largely due to a 3 percent wage increase in July 2013 and higher wages associated with the increased tonnage. During the first quarter of 2014, claims and insurance expense was $3.9 million higher than the previous year quarter primarily due to increased severity of accident claims during the quarter. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation increased $5.2 million from the first quarter of 2013 primarily due to increased demand which led to higher utilization of more costly purchased transportation to meet customer needs.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in first quarter 2014 was lower due to lower total borrowings at a lower interest rate in 2014. The effective tax rate was 38.5 percent and 30.0 percent for the quarter ended March 31, 2014 and March 31, 2013. In January 2013, Congress enacted certain tax credits related to 2012 and 2013. The 2013 tax rate reflects the recognition of $1.0 million in tax credits in the first quarter of 2013 for 2012.

Net income was $8.6 million or $0.34 per diluted share in the first quarter of 2014 compared to a net income of $9.2 million, or $0.37 per diluted share, in the first quarter of 2013, which included $0.04 per diluted share from recording tax credits enacted in 2013 that were retroactive to 2012.

Working capital/capital expenditures

Working capital at March 31, 2014 was $30.5 million which increased from working capital at March 31, 2013 of $12.4 million.

Current assets increased by $26.7 million as compared to March 31, 2013 and include an increase in accounts receivable of $15.3 million along with increases in other current assets largely due to income tax receivables. The increase in current assets was more than the increase in current liabilities of $8.7 million which was driven by an increase in accounts payable. Cash flows provided by operating activities were $4.1 million for the three months ended March 31, 2014 versus $7.0 million provided by operating activities for the three months ended March 31, 2013. For the three months ended March 31, 2014, cash used in investing activities was $8.2 million versus $6.0 million in the prior year period. For the three months ended March 31, 2014, net cash provided by financing activities was $4.8 million compared to $0.9 million of cash used in financing activities in the prior year period. Capital expenditures are primarily for revenue equipment.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2012 and 2013, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen. Regardless of possible future consolidations, the Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On April 1, 2014, Saia implemented a 4.5 percent general rate increase for customers comprising approximately 25 percent of operating revenue. The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

On December 1, 2013, the Company increased the company match on the 401(k) from 25% to 50% of the employee contribution on the first 6%. Effective July 1, 2013, the Company implemented an approximately three percent salary and wage increase for all of its employees. The impact of the July 2013 compensation increase is expected to be approximately $13 million annually. The Company anticipates the impact of the July 2013 compensation increase to be partially offset by further productivity and efficiency gains. The Company intends to implement a mid-year salary and wage increase for all of its employees in keeping with its market-based compensation philosophy. The impact of this increase is estimated to be approximately $14 million annually which is expected to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

There are no new accounting pronouncements pending adoption as of March 31, 2014 that the Company believes would have a significant impact on its consolidated financial statements.

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

At March 31, 2014, the Company had borrowings of $51.1 million and outstanding letters of credit of $45.1 million under the Restated Credit Agreement. At March 31, 2013, the Company had borrowings of $8.0 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

Projected net capital expenditures for 2014 are approximately $110 million. This represents an approximate $12 million decrease from 2013 net capital expenditures of $122 million for property and equipment. Approximately $80.7 million of the 2014 capital budget was committed as of March 31, 2014. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $101.3 million for the year ended December 31, 2013, while net cash used in investing activities was $122.0 million. Cash flows provided by operating activities were $4.1 million for the three months ended March 31, 2014; $2.9 million lower than the prior year largely due to working capital fluctuations. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2014.

At March 31, 2014, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At March 31, 2014, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.6 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.7 million for the remainder of 2014 and decreasing for each year thereafter based on borrowings outstanding at March 31, 2014.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of March 31, 2014 (in millions):

	Payments due by year
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$51.1	$—	$51.1
Long-term debt	7.1	7.1	7.2	7.2	—	—	28.6
Operating leases	10.8	13.0	10.2	8.8	6.7	16.9	66.4
Purchase obligations (1)	89.3	—	—	—	—	—	89.3

Total contractual obligations	$107.2	$20.1	$17.4	$16.0	$57.8	$16.9	$235.4

(1)	Includes commitments of $80.7 million for capital expenditures.

	Amount of commitment expiration by year
	2014	2015	2016	2017	2018	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$103.8	$—	$103.8
Letters of credit	—	46.7	—	—	—	—	46.7
Surety bonds	4.4	18.7	—	—	—	—	23.1

Total commercial commitments	$4.4	$65.4	$—	$—	$103.8	$—	$173.6

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.6 million related to the unrecognized tax benefits as of March 31, 2014. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2014. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2014
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$7.1	$7.1	$7.2	$7.2	$—	$—	$28.6	$29.8
Average interest rate	6.16%	6.16%	6.16%	6.16%	—	—
Variable rate debt	$—	$—	$—	$—	$51.1	$—	$51.1	$51.1
Average interest rate	—	—	—	—	3.25%	—

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2014 through January 31, 2014	—	(2)	$—	(2)	—	$—
February 1, 2014 through February 28, 2014	—	(3)	—	(3)	—	—
March 1, 2014 through March 31, 2014	1,400	(4)	37.82	(4)	—	—

Total	1,400				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2014 through January 31, 2014.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2014 through February 28, 2014.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 5,637 shares of Saia stock at an average of $38.80 during the period of March 1, 2014 through March 31, 2014.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 30, 2014	/s/ James A. Darby
James A. Darby
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.