Form 10-Q
period 2014-06-30
SAIA INC
filed 2014-08-01
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2014
Common Stock, par value $.001 per share	24,691,680

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2014	2013
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$1,788	$159
Accounts receivable, net	148,850	117,937
Prepaid expenses and other	43,877	52,157

Total current assets	194,515	170,253
Property and Equipment, at cost	863,193	797,527
Less-accumulated depreciation	389,041	365,301

Net property and equipment	474,152	432,226
Goodwill and Identifiable Intangibles, net	8,481	8,789
Other Noncurrent Assets	5,543	5,533

Total assets	$682,691	$616,801

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$62,885	$50,799
Wages, vacation and employees’ benefits	34,502	35,248
Other current liabilities	48,922	47,667
Current portion of long-term debt	7,143	7,143

Total current liabilities	153,452	140,857
Other Liabilities:
Long-term debt, less current portion	88,597	69,740
Deferred income taxes	68,472	69,916
Claims, insurance and other	41,932	31,496

Total other liabilities	199,001	171,152
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,691,680 and 24,478,544 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	25	24
Additional paid-in-capital	216,926	213,648
Deferred compensation trust, 196,599 and 201,936 shares of common stock at cost at June 30, 2014 and December 31, 2013, respectively	(2,223)	(2,246)
Retained earnings	115,510	93,366

Total stockholders’ equity	330,238	304,792

Total liabilities and stockholders’ equity	$682,691	$616,801

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2014 and 2013

(unaudited)

	Second Quarter		Six Months
	2014	2013	2014	2013
	(in thousands, except per share data)
Operating Revenue	$330,399	$292,557	$630,129	$566,352
Operating Expenses:
Salaries, wages and employees’ benefits	160,204	144,309	310,426	281,163
Purchased transportation	27,926	19,338	49,917	36,109
Fuel, operating expenses and supplies	81,276	78,154	161,235	157,156
Operating taxes and licenses	8,993	9,330	17,968	18,909
Claims and insurance	14,177	5,883	23,695	11,478
Depreciation and amortization	15,087	12,386	28,928	24,020
Operating gains, net	(5)	(102)	(12)	(274)

Total operating expenses	307,658	269,298	592,157	528,561

Operating Income	22,741	23,259	37,972	37,791
Nonoperating Expenses:
Interest expense	1,177	1,618	2,493	3,146
Other, net	(35)	(29)	(65)	(95)

Nonoperating expenses, net	1,142	1,589	2,428	3,051

Income Before Income Taxes	21,599	21,670	35,544	34,740
Income Tax Provision	8,031	8,170	13,400	12,085

Net Income	$13,568	$13,500	$22,144	$22,655

Weighted average common shares outstanding – basic	24,484	24,163	24,434	24,073

Weighted average common shares outstanding – diluted	25,447	25,218	25,396	25,123

Basic Earnings Per Share	$0.55	$0.56	$0.91	$0.94

Diluted Earnings Per Share	$0.53	$0.54	$0.87	$0.90

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2014 and 2013

(unaudited)

	Six Months
	2014	2013
	(in thousands)
Operating Activities:
Net income	$22,144	$22,655
Noncash items included in net income:
Depreciation and amortization	28,928	24,020
Other, net	4,318	2,531
Changes in operating assets and liabilities, net	(8,515)	(17,224)

Net cash provided by operating activities	46,875	31,982
Investing Activities:
Acquisition of property and equipment	(67,077)	(72,092)
Proceeds from disposal of property and equipment	421	1,273

Net cash used in investing activities	(66,656)	(70,819)
Financing Activities:
Repayment of revolving credit agreement	(191,430)	(103,775)
Borrowing of revolving credit agreement	213,852	153,162
Proceeds from stock option exercises	2,559	3,658
Repayment of senior notes	(3,571)	(11,071)
Payment of debt issuance costs	—	(545)
Other financing activities	—	(41)

Net cash provided by financing activities	21,410	41,388

Net Increase in Cash and Cash Equivalents	1,629	2,551
Cash and cash equivalents, beginning of period	159	321

Cash and cash equivalents, end of period	$1,788	$2,872

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the quarter and six months ended June 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2014.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2014	2013	2014	2013
Numerator:
Net income	$13,568	$13,500	$22,144	$22,655

Denominator:
Denominator for basic earnings per share–weighted average common shares	24,484	24,163	24,434	24,073
Effect of dilutive stock options	232	294	235	298
Effect of other common stock equivalents	731	761	727	752

Denominator for diluted earnings per share–adjusted weighted average common shares	25,447	25,218	25,396	25,123

Basic Earnings Per Share	$0.55	$0.56	$0.91	$0.94

Diluted Earnings Per Share	$0.53	$0.54	$0.87	$0.90

For the quarter and six months ended June 30, 2014, options to purchase 114,976 and 92,376 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and six months ended June 30, 2013, respectively, options to purchase 102,105 and 51,335 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2014 and December 31, 2013 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities the estimated fair value of total debt at June 30, 2014 and December 31, 2013 was $96.9 million and $78.0 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $95.7 million and $76.9 million at June 30, 2014 and December 31, 2013.

(5) Debt and Financing Arrangements

At June 30, 2014 and December 31, 2013, debt consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
Credit Agreement with Banks, described below	$70,740	$48,312
Senior Notes under a Master Shelf Agreement, described below	25,000	28,571

Total debt	95,740	76,883
Less: current portion of long-term debt	7,143	7,143

Long-term debt, less current portion	$88,597	$69,740

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

At June 30, 2014, the Company had borrowings of $70.7 million and outstanding letters of credit of $47.1 million under the Restated Credit Agreement. At June 30, 2013, the Company had borrowings of $59.4 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due December 31, 2017. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others.

The principal maturities of long-term debt (in thousands) are as follows:

Amount
2014	$3,571
2015	7,143
2016	7,143
2017	7,143
2018	70,740

Total	$95,740

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

The Company’s operating revenue increased by 12.9 percent in the second quarter of 2014 compared to the same period in 2013. The increase resulted from increased tonnage and effective yield management.

Consolidated operating income was $22.7 million for the second quarter of 2014 compared to consolidated operating income of $23.3 million in the second quarter of 2013. In the second quarter of 2014, LTL tonnage per workday was up 6.9 percent versus the prior year quarter. Diluted earnings per share were $0.53 in the second quarter of 2014, compared to diluted earnings per share of $0.54 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 93.1 percent in the second quarter of 2014 compared to 92.0 percent in the second quarter of 2013 largely due to the increase in claims and insurance expense in 2014.

The Company had $46.9 million in cash provided by operating activities through the first six months of 2014 compared with cash provided in the amount of $32.0 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $66.7 million during the first six months of 2014 compared to $70.8 million in the first six months of 2013, which was primarily for the purchase of revenue equipment. The Company’s cash provided by financing activities was $21.4 million through the first six months of 2014 compared to $41.4 million provided by financing activities in the prior year period. The Company had $70.7 million in borrowings under its revolving credit agreement, outstanding letters of credit of $47.1 million and cash and cash equivalents balance of $1.8 million at June 30, 2014. The Company was in compliance with the debt covenants under its debt agreements at June 30, 2014.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2014 and 2013

(unaudited)

			Percent
			Variance
	2014	2013	‘14 v. ‘13
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$330,399	$292,557	12.9
Operating Expenses:
Salaries, wages and employees’ benefits	160,204	144,309	11.0
Purchased transportation	27,926	19,338	44.4
Depreciation and amortization	15,087	12,386	21.8
Fuel and other operating expenses	104,441	93,265	12.0
Operating Income	22,741	23,259	(2.2)
Operating Ratio	93.1%	92.0%	(1.1)
Nonoperating Expense	1,142	1,589	(28.1)
Working Capital (as of June 30, 2014 and 2013)	41,063	19,757
Cash Flows provided by Operations (year to date)	46,875	31,982
Net Acquisitions of Property and Equipment (year to date)	66,656	70,819
Operating Statistics:
LTL Tonnage	1,021	955	6.9
LTL Shipments	1,732	1,642	5.5
LTL Revenue per hundredweight	$14.85	$14.16	4.9

Quarter and six months ended June 30, 2014 Compared to Quarter and six months ended June 30, 2013

Revenue and volume

Consolidated revenue increased 12.9 percent to $330.4 million primarily as a result of increased tonnage and effective yield management. Saia’s LTL revenue per hundredweight (a measure of yield) increased 4.9 percent to $14.85 per hundredweight for the second quarter of 2014 as a result of increased rates. Saia’s LTL tonnage increased 6.9 percent to 1.0 million tons. LTL shipments increased 5.5 percent to 1.7 million shipments. Approximately 75 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue is subject to an annual general rate increase. On April 1, 2014, Saia implemented a 4.5 percent general rate increase for customers comprising this 25 percent of operating revenue. On July 1, 2013, Saia implemented a 5.9 percent general rate increase. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 17.0% of operating revenue for the quarter ended June 30, 2014 compared to 16.7% for the quarter ended June 30, 2013.

For the six months ended June 30, 2014, operating revenues were $630.1 million up 11.3 percent from $566.4 million for the six months ended June 30, 2013, primarily due to increased tonnage and effective yield management.

Operating expenses and margin

Consolidated operating income was $22.7 million in the second quarter of 2014 compared to operating income of $23.3 million in the prior year quarter. Overall, the operations were favorably impacted in 2014 by higher yield and volume. The second quarter 2014 operating ratio (operating expenses divided by operating revenue) was 93.1 percent compared to 92.0 percent for the same period in 2013. Results in the second quarter of 2014 were negatively impacted by increased accident severity.

Salaries, wages and benefits increased $15.9 million in the second quarter of 2014 compared to the prior year period largely due to a 3 percent wage increase in July 2013 and higher wages associated with the increased tonnage. During the second quarter of 2014, claims and insurance expense was $8.3 million higher than the previous year quarter primarily due to increased severity of accidents during the quarter. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation increased $8.6 million from the second quarter of 2013 primarily due to increased demand which led to higher utilization of more costly purchased transportation to meet customer needs.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the second quarter 2014 was lower due to a lower interest rate in 2014. The effective tax rate was 37.2 percent and 37.7 percent for the quarters ended June 30, 2014 and June 30, 2013, respectively. For the six months ended June 30, 2014, the effective tax rate was 37.7 percent compared to 34.8 percent for the six months ended June 30, 2013. The 2013 tax rate for the six months ended reflected the recognition of $1.0 million in tax credits enacted in the first quarter of 2013 for 2012.

Net income was $13.6 million or $0.53 per diluted share in the second quarter of 2014 compared to a net income of $13.5 million, or $0.54 per diluted share, in the second quarter of 2013.

Working capital/capital expenditures

Working capital at June 30, 2014 was $41.1 million which increased from working capital at June 30, 2013 of $19.8 million.

Current assets increased by $27.1 million as compared to June 30, 2013 and include an increase in accounts receivable of $17.9 million along with increases in other current assets largely due to income tax receivables. The increase in current assets was more than the increase in current liabilities of $5.8 million which was driven by an increase in claims and insurance reserves. Cash flows provided by operating activities were $46.9 million for the six months ended June 30, 2014 versus $32.0 million provided by operating activities for the six months ended June 30, 2013. For the six months ended June 30, 2014, cash used in investing activities was $66.7 million versus $70.8 million in the prior year period. For the six months ended June 30, 2014, net cash provided by financing activities was $21.4 million compared to $41.4 million of cash used in financing activities in the prior year period. Capital expenditures are primarily for revenue equipment.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2012 and 2013, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen. Regardless of possible future consolidations, the Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. In recent quarters, industry wide driver shortages and capacity constraints are creating cost pressures to recruit and retain drivers as well as maintain service quality. The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

On December 1, 2013, the Company reinstated the company match on the 401(k) to 50% of the employee contribution on the first 6%. Effective July 1, 2014, the Company implemented an approximately two and one-half percent salary and wage increase for all of its employees. The impact of the July 2014 compensation increase of approximately two and one-half to three percent is expected to be approximately $14 million annually. The Company anticipates the impact of the July 2014 compensation increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

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

At June 30, 2014, the Company had borrowings of $70.7 million and outstanding letters of credit of $47.1 million under the Restated Credit Agreement. At June 30, 2013, the Company had borrowings of $59.4 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Other

Projected net capital expenditures for 2014 are approximately $110 million. This represents an approximate $12 million decrease from 2013 net capital expenditures of $122 million for property and equipment. Approximately $30 million of the remaining 2014 capital budget was committed as of June 30, 2014. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $101.3 million for the year ended December 31, 2013, while net cash used in investing activities was $122.0 million. Cash flows provided by operating activities were $46.9 million for the six months ended June 30, 2014; $14.9 million higher than the prior year largely due to working capital fluctuations. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at June 30, 2014.

At June 30, 2014, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At June 30, 2014, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.7 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $0.7 million for the remainder of 2014 and decreasing for each year thereafter based on borrowings outstanding at June 30, 2014.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of June 30, 2014 (in millions):

	Payments due by year
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$70.7	$—	$70.7
Long-term debt	3.6	7.1	7.1	7.2	—	—	25.0
Operating leases	7.2	13.2	10.4	9.0	6.9	17.0	63.7
Purchase obligations (1)	34.9	—	—	—	—	—	34.9

Total contractual obligations	$45.7	$20.3	$17.5	$16.2	$77.6	$17.0	$194.3

(1)	Includes commitments of $29.9 million for capital expenditures.

	Amount of commitment expiration by year
	2014	2015	2016	2017	2018	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$82.2	$—	$82.2
Letters of credit	—	48.8	—	—	—	—	48.8
Surety bonds	2.9	19.6	—	—	—	—	22.5

Total commercial commitments	$2.9	$68.4	$—	$—	$82.2	$—	$153.5

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of June 30, 2014. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2014. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2014
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt	$3.6	$7.1	$7.1	$7.2	$—	$—	$25.0	$26.2
Average interest rate	6.16%	6.16%	6.16%	6.16%	—	—
Variable rate debt	$—	$—	$—	$—	$70.7	$—	$70.7	$70.7
Average interest rate	—	—	—	—	2.20%	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings —For a description of all material pending legal proceedings, see Note 3 “Commitments and Contingencies” of the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors —Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2014 through April 30, 2014	—	(2)	$—	(2)	—	$—
May 1, 2014 through May 31, 2014	—	(3)	—	(3)	—	—
June 1, 2014 through June 30, 2014	—	(4)	—	(4)	—	—

Total	—				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,100 shares of Saia stock at an average of $40.88 during the period of April 1, 2014 through April 30, 2014.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2014 through May 31, 2014.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2014 through June 30, 2014.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	Second Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

10.2	Fourth Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: August 1, 2014	/s/ James A. Darby
James A. Darby Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	Second Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

10.2	Fourth Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.