Form 10-Q
period 2014-09-30
SAIA INC
filed 2014-10-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 30, 2014
Common Stock, par value $.001 per share	24,757,065

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2014	December 31, 2013
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$7,244	$159
Accounts receivable, net	146,597	117,937
Prepaid expenses and other	39,619	52,157

Total current assets	193,460	170,253
Property and Equipment, at cost	869,573	797,527
Less-accumulated depreciation	397,458	365,301

Net property and equipment	472,115	432,226
Goodwill and Identifiable Intangibles, net	8,328	8,789
Other Noncurrent Assets	5,591	5,533

Total assets	$679,494	$616,801

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$57,460	$50,799
Wages, vacation and employees’ benefits	39,764	35,248
Other current liabilities	47,937	47,667
Current portion of long-term debt	8,120	7,143

Total current liabilities	153,281	140,857
Other Liabilities:
Long-term debt, less current portion	65,188	69,740
Deferred income taxes	69,422	69,916
Claims, insurance and other	42,500	31,496

Total other liabilities	177,110	171,152
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,757,065 and 24,478,544 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	25	24
Additional paid-in-capital	219,512	213,648
Deferred compensation trust, 196,599 and 201,936 shares of common stock at cost at September 30, 2014 and December 31, 2013, respectively	(2,222)	(2,246)
Retained earnings	131,788	93,366

Total stockholders’ equity	349,103	304,792

Total liabilities and stockholders’ equity	$679,494	$616,801

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2014 and 2013

(unaudited)

	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in thousands, except per share data)
Operating Revenue	$332,544	$293,087	$962,673	$859,439
Operating Expenses:
Salaries, wages and employees’ benefits	166,353	147,305	476,779	428,468
Purchased transportation	27,479	18,914	77,396	55,023
Fuel, operating expenses and supplies	80,206	75,803	241,441	232,959
Operating taxes and licenses	9,033	9,074	27,001	27,983
Claims and insurance	6,956	6,607	30,651	18,085
Depreciation and amortization	15,336	13,745	44,264	37,765
Operating (gain) loss, net	32	(296)	20	(570)

Total operating expenses	305,395	271,152	897,552	799,713

Operating Income	27,149	21,935	65,121	59,726
Nonoperating Expenses:
Interest expense	1,064	1,760	3,557	4,906
Other, net	16	(85)	(49)	(180)

Nonoperating expenses, net	1,080	1,675	3,508	4,726

Income Before Income Taxes	26,069	20,260	61,613	55,000
Income Tax Provision	9,791	7,352	23,191	19,437

Net Income	$16,278	$12,908	$38,422	$35,563

Weighted average common shares outstanding – basic	24,527	24,220	24,465	24,123

Weighted average common shares outstanding – diluted	25,505	25,269	25,436	25,173

Basic Earnings Per Share	$0.66	$0.53	$1.57	$1.47

Diluted Earnings Per Share	$0.64	$0.51	$1.51	$1.41

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2014 and 2013

(unaudited)

	Nine Months
	2014	2013
	(in thousands)
Operating Activities:
Net income	$38,422	$35,563
Noncash items included in net income:
Depreciation and amortization	44,264	37,765
Other, net	6,097	2,909
Changes in operating assets and liabilities, net	3,234	(8,680)

Net cash provided by operating activities	92,017	67,557
Investing Activities:
Acquisition of property and equipment	(79,773)	(100,799)
Proceeds from disposal of property and equipment	2,590	3,058

Net cash used in investing activities	(77,183)	(97,741)
Financing Activities:
Repayment of revolving credit agreement	(278,893)	(166,939)
Borrowing of revolving credit agreement	270,576	208,811
Proceeds from stock option exercises	4,159	3,708
Repayment of senior notes	(3,571)	(11,071)
Other financing activities	(20)	(586)

Net cash (used in) provided by financing activities	(7,749)	33,923

Net Increase in Cash and Cash Equivalents	7,085	3,739
Cash and cash equivalents, beginning of period	159	321

Cash and cash equivalents, end of period	$7,244	$4,060

Non Cash Investing Activities
Equipment financed with capital leases	$8,328	$—

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the quarter and nine months ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2014.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. The Company’s subsidiaries areas follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc., Saia Sales, LLC and Saia Logistics Services, LLC, formerly The RL Services Group, LLC.

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

(2)	Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2014	2013	2014	2013
Numerator:
Net income	$16,278	$12,908	$38,422	$35,563

Denominator:
Denominator for basic earnings per share–weighted average common shares	24,527	24,220	24,465	24,123
Effect of dilutive stock options	242	286	240	300
Effect of other common stock equivalents	736	763	731	750

Denominator for diluted earnings per share–adjusted weighted average common shares	25,505	25,269	25,436	25,173

Basic Earnings Per Share	$0.66	$0.53	$1.57	$1.47

Diluted Earnings Per Share	$0.64	$0.51	$1.51	$1.41

For the quarter and nine months ended September 30, 2014, options to purchase 87 and 98,385 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and nine months ended September 30, 2013, respectively, options to purchase 148,647 and 84,129 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2014 and December 31, 2013 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities the estimated fair value of total debt at September 30, 2014 and December 31, 2013 was $75.3 million and $78.0 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $73.3 million and $76.9 million at September 30, 2014 and December 31, 2013.

(5)	Debt and Financing Arrangements

At September 30, 2014 and December 31, 2013, debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit Agreement with Banks, described below	$40,000	$48,312
Senior Notes under a Master Shelf Agreement, described below	25,000	28,571
Capital Leases, desbribed below	8,308	—

Total debt	73,308	76,883
Less: current portion of long-term debt	8,120	7,143

Long-term debt, less current portion	$65,188	$69,740

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

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $200 million expiring in June 2018. The Restated Credit Agreement also has an accordion feature that allows for an additional $40 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 125 basis points to 250 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, letter of credit fee range from 137.5 basis points to 262.5 basis points and an unused portion fee from 20 basis points to 32.5 basis points in each case based on the Company’s leverage ratio.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $200 million, subject to specified leverage ratios. If the Company’s leverage ratio exceeds a 3-to-1 ratio, the bank commitments become subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At September 30, 2014, the Company had borrowings of $40.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. At September 30, 2013, the Company had borrowings of $51.9 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $8.3 million that expire in seven years. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at September 30, 2014 is 3.02%.

The principal maturities of long-term debt (in thousands) including minimum lease payments for capital leases associated with revenue equipment are as follows:

Amount
2014	$3,875
2015	8,358
2016	8,358
2017	8,358
2018	41,215
Thereafter	4,147

Total Payments	$74,311
Less: Amounts Representing Interest on Capital Leases	1,003

Total	$73,308

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). The pricing initiatives that were implemented then have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies, safety performance and improving Company image.

The Company’s operating revenue increased by 13.5 percent in the third quarter of 2014 compared to the same period in 2013. The increase resulted from increased tonnage and effective yield management. In the third quarter of 2014, LTL tonnage per workday increased 8.2 percent versus the prior year quarter.

Consolidated operating income was $27.1 million for the third quarter of 2014 compared to consolidated operating income of $21.9 million in the third quarter of 2013. Diluted earnings per share were $0.64 in the third quarter of 2014, compared to diluted earnings per share of $0.51 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 91.8 percent in the third quarter of 2014 compared to 92.5 percent in the third quarter of 2013 largely due to the impact of the increase in tonnage and yield in 2014.

The Company had $92.0 million in cash provided by operating activities through the first nine months of 2014 compared with cash provided in the amount of $67.6 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $77.2 million during the first nine months of 2014 compared to $97.7 million in the first nine months of 2013, which was primarily for the purchase of revenue equipment and real estate. The Company’s cash used in financing activities was $7.7 million through the first nine months of 2014 compared to $33.9 million provided by financing activities in the prior year period. The Company had $40.0 million in borrowings under its revolving credit agreement, outstanding letters of credit of $49.1 million and cash and cash equivalents balance of $7.2 million at September 30, 2014. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2014.

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

Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as discussed under “Forward Looking Statements” and Part II, Item 1A. “Risk Factors”. The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating assets and costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2014 and 2013

(unaudited)

			Percent Variance
	2014	2013	‘14 v. ‘13
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$332,544	$293,087	13.5
Operating Expenses:
Salaries, wages and employees’ benefits	166,353	147,305	12.9
Purchased transportation	27,479	18,914	45.3
Depreciation and amortization	15,336	13,745	11.6
Fuel and other operating expenses	96,227	91,188	5.5
Operating Income	27,149	21,935	23.8
Operating Ratio	91.8%	92.5%	0.7
Nonoperating Expense	1,080	1,675	(35.5)
Working Capital (as of September 30, 2014 and 2013)	40,179	25,912
Cash Flows provided by Operations (year to date)	92,017	67,557
Net Acquisitions of Property and Equipment (year to date)	77,183	97,741

Operating Statistics:
LTL Tonnage	1,008	932	8.2
LTL Shipments	1,730	1,608	7.6
LTL Revenue per hundredweight	$15.17	$14.54	4.3

Quarter and nine months ended September 30, 2014 Compared to Quarter and nine months ended September 30, 2013

Revenue and volume

Consolidated revenue for the three months ended September 30, 2014 increased 13.5 percent to $332.5 million as compared to three months ended September 30, 2013 primarily as a result of increased tonnage and effective yield management. Saia’s LTL revenue per hundredweight (a measure of yield) increased 4.3 percent to $15.17 per hundredweight for the third quarter of 2014 as a result of increased rates. Saia’s LTL tonnage increased 8.2 percent to 1.0 million tons. LTL shipments increased 7.6 percent to 1.7 million shipments. Approximately 75 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue is subject to an annual general rate increase. For customers subject to an annual general rate increase, on April 1, 2014, Saia implemented a 4.5 percent general rate increase. On July 1, 2013, Saia implemented a 5.9 percent general rate increase. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue was 16.7% of operating revenue for the quarters ended September 30, 2014 and September 30, 2013.

For the nine months ended September 30, 2014, operating revenues were $962.7 million up 12.0 percent from $859.4 million for the nine months ended September 30, 2013, primarily due to increased tonnage and effective yield management.

Operating expenses and margin

Consolidated operating income was $27.1 million in the third quarter of 2014 compared to operating income of $21.9 million in the prior year quarter. Overall, the operations were favorably impacted in 2014 by higher yield and volume. The third quarter 2014 operating ratio (operating expenses divided by operating revenue) was 91.8 percent compared to 92.5 percent for the same period in 2013.

Salaries, wages and benefits increased $19.0 million in the third quarter of 2014 compared to the prior year period largely due to a 3 percent wage increase in July 2014, higher wages associated with the increased tonnage and increased headcount. During the third quarter of 2014, claims and insurance expense was relatively flat compared to the previous year quarter. The Company can experience volatility in accident expense as a result of its self-insurance structure and its retention limits per occurrence of $2.0 million, plus a prorated portion of attorney’s fees and expenses. Purchased transportation increased $8.6 million from the third quarter of 2013 primarily due to increased demand, customer service needs and industry driver shortages causing increased rates for such services. Depreciation and amortization expense increased $1.6 million in the third quarter of 2014 compared to the prior year period reflecting our significant investment in tractors and trailers over the last twelve months.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the third quarter 2014 was lower primarily due to lower interest rates in 2014. The effective tax rate was 37.6 percent and 36.3 percent for the quarters ended September 30, 2014 and September 30, 2013, respectively. For the nine months ended September 30, 2014, the effective tax rate was 37.6 percent compared to 35.3 percent for the nine months ended September 30, 2013. The tax rate for the nine months ended September 30, 2013 reflected the recognition of $1.0 million in tax credits enacted in the first quarter of 2013 for 2012.

Net income was $16.3 million or $0.64 per diluted share in the third quarter of 2014 compared to a net income of $12.9 million, or $0.51 per diluted share, in the third quarter of 2013.

Working capital/capital expenditures

Working capital at September 30, 2014 was $40.2 million which increased from working capital at September 30, 2013 of $25.9 million.

Current assets increased by $24.3 million as compared to September 30, 2013 and include an increase in accounts receivable of $19.1 million. The increase in current assets was more than the $10 million increase in accounts payable and other current liabilities. Cash flows provided by operating activities were $92.0 million for the nine months ended September 30, 2014 versus $67.6 million provided by operating activities for the nine months ended September 30, 2013 largely due to increases in net income and working capital changes. For the nine months ended September 30, 2014, cash used in investing activities was $77.2 million versus $97.7 million in the prior year period due to the timing of capital expenditures of which $8.3 million was funded through capital leases. For the nine months ended September 30, 2014, net cash used in financing activities was $7.7 million compared to

$33.9 million of cash provided by financing activities in the prior year period largely due to the timing of revolver activity. Capital expenditures are primarily for revenue equipment, information technology and land and structures.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2013 and 2014, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen. Regardless of possible future consolidations, the Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

On December 1, 2013, the Company reinstated the Company match on the 401(k) to 50 percent of the employee contribution on the first six percent. Effective July 1, 2014, the Company implemented a salary and wage increase for all of its employees. The impact of the July 2014 compensation increase of approximately two and one-half to three percent is expected to be approximately $14 million annually. The Company anticipates the impact of the July 2014 compensation increase to be partially offset by further productivity and efficiency gains.

If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.” Industry-wide driver shortages and capacity constraints are creating cost pressures to recruit and retain drivers as well as maintain service quality.

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

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $200 million in availability, subject to specified leverage ratios and expires in June 2018. The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement). The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $200 million expiring in June 2018. The Restated Credit Agreement also has an accordion feature that allows for an additional $40 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 125 basis points to 250 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, letter of credit fee range from 137.5 basis points to 262.5 basis points and an unused portion fee from 20 basis points to 32.5 basis points in each case based on the Company’s leverage ratio.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio, a maximum leverage ratio and a minimum tangible net worth, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement. Total bank commitments under the Restated Credit Agreement are $200 million, subject to specified leverage ratios. If the Company’s leverage ratio exceeds a 3-to-1 ratio, the bank commitments become subject to a borrowing base calculated utilizing certain pledged property, equipment and accounts receivable as defined in the Restated Credit Agreement.

At September 30, 2014, the Company had borrowings of $40.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. At September 30, 2013, the Company had borrowings of $51.9 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $8.3 million that expire in seven years. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at September 30, 2014 is 3.02%.

Other

Projected net capital expenditures for 2014 are approximately $118 million. This represents an approximate $4 million decrease from 2013 net capital expenditures of $122 million for property and equipment. Approximately $19 million of the remaining 2014 capital budget was committed as of September 30, 2014. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $101.3 million for the year ended December 31, 2013, while net cash used in investing activities was $122.0 million. Cash flows provided by operating activities were $92.0 million for the nine months ended September 30, 2014; $24.5 million higher than the prior year largely due to an increase in net income and working capital fluctuations. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at September 30, 2014.

At September 30, 2014, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow for any collateral it provides to insurance underwriters in support of these claims at Yellow’s cost plus 125 basis points. At September 30, 2014, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.8 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $0.6 million for the remainder of 2014 and decreasing for each year thereafter based on borrowings outstanding at September 30, 2014.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of September 30, 2014 (in millions):

	Payments due by year
	2014	2015	2016	2017	2018	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$40.0	$—	$40.0
Long-term debt	3.6	7.1	7.1	7.2	—	—	25.0
Leases:
Operating leases	3.6	13.4	10.7	9.2	7.0	17.0	60.9
Capital leases, including interest	0.3	1.2	1.2	1.2	1.2	4.2	9.3
Purchase obligations (1)	21.9	—	—	—	—	—	21.9

Total contractual obligations	$29.4	$21.7	$19.0	$17.6	$48.2	$21.2	$157.1

(1)	Includes commitments of $19.0 million for capital expenditures.

	Amount of commitment expiration by year
	2014	2015	2016	2017	2018	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$112.7	$—	$112.7
Letters of credit	—	49.1	—	—	—	—	49.1
Surety bonds	0.1	22.4	—	—	—	—	22.5

Total commercial commitments	$0.1	$71.5	$—	$—	$112.7	$—	$184.3

(1)	Subject to the satisfaction of existing debt covenants and borrowing base requirements.

The Company has unrecognized tax benefits of approximately $1.3 million and accrued interest and penalties of $1.4 million related to the unrecognized tax benefits as of September 30, 2014. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•	Claims and Insurance Accruals. The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim, plus prorated attorney’s fees and expenses, for medical, workers’ compensation, auto liability, casualty and cargo claims. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

•	Revenue Recognition and Related Allowances. Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectability.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2014. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2014
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Fixed rate debt (1)	$3.9	$8.4	$8.4	$8.3	$1.2	$4.1	$34.3	$35.3
Average interest rate	5.38%	5.38%	5.38%	5.38%	3.05%	3.05%
Variable rate debt	$—	$—	$—	$—	$40.0	$—	$40.0	$40.0
Average interest rate	—	—	—	—	1.70%	—

(1)	Amounts includes capital leases with interest.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — For a description concerning pending legal proceedings, see Note 3 “Commitments and Contingencies” of the accompanying condensed consolidated financial statements.

Item 1A. Risk Factors — Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2014 through July 31, 2014	—	(2)	$—	(2)	—	$—
August 1, 2014 through August 31, 2014	—	(3)	—	(3)	—	—
September 1, 2014 through September 30, 2014	—	(4)	—	(4)	—	—

Total	—				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2014 through July 31, 2014.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of August 1, 2014 through August 31, 2014.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2014 through September 30, 2014.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 30, 2014	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) the Notes to Condensed Consolidated Financial Statements.