Form 10-K
period 2014-12-31
SAIA INC
filed 2015-02-27
CIK 1177702

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Large accelerated filer  ☒     Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,066,074,449 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 26, 2015 was 25,089,833.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2014, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 27, 2015 have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia providing a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States.

We are a single segment company with four operating subsidiaries, Saia Motor Freight Line, LLC (Saia LTL Freight), Saia TL Plus, LLC (Saia TL Plus), Saia Sales, LLC (Saia Sales) and Saia Logistics Services, LLC (Saia Logistics Services) (Saia, Inc. together with its subsidiaries, the Company or Saia). We serve a wide variety of customers by offering regional and interregional LTL, truckload, guaranteed, expedited and logistics services. None of our approximately 8,900 employees is represented by a union. In 2014, Saia generated revenue of $1.27 billion and operating income of $85.7 million. In 2013, Saia generated revenue of $1.14 billion and operating income of $74.4 million.

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

As of December 31, 2014, Saia LTL Freight operated a network comprised of 150 locations. In 2014, the average Saia LTL Freight shipment weighed approximately 1,405 pounds and traveled an average distance of approximately 763 miles.

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

LTL transportation providers consolidate numerous orders, generally ranging from 100 to 10,000 pounds, from businesses in different locations. Orders are consolidated from individual locations at carrier-operated service facilities within a certain radius and then typically transported from the origin location to the destination location and then to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•

Regional — Average distance is typically less than 1,200 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination location which increases service reliability and avoids costs associated with intermediate handling.

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

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” of smaller trucking and logistics companies. Saia integrated WestEx and Action Express in 2001, Clark Bros. in 2004, The Connection in 2006 and Madison Freight Systems in 2007. In 2012, Saia acquired Robart

Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies) which provide customers with non-asset truckload full service and logistics solutions. Effective October 1, 2012, the Company rebranded Robart Transportation, Inc. as Saia TL Plus and The RL Services Group, LLC as Saia Logistics Services, LLC. See Note 11 of the accompanying audited consolidated financial statements for further information on the acquisition of the Robart Companies.

In February 2015, Saia acquired LinkEx, Inc., a diversified, asset-light, third party logistics provider based in Dallas, Texas, for approximately $25 million, subject, in part, to meeting profit targets. The acquisition of LinkEx is intended to grow the Company’s existing portfolio of asset-light services.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continually emphasize the importance of safe operations and to reduce both the frequency and severity of injuries and accidents. This emphasis is not only appropriate to protect our employees and our communities but with the continued escalation of commercial insurance and health care costs, it is important to maintain and improve stockholder returns. Management expects governmental safety regulations and related enforcement initiatives to increase in the future.

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

Our primary focus within organizational development is maintaining strong relationships with our employees. We invest in our employees through internal communication, training programs, recognition programs and providing competitive wages and benefits.

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

Expand portfolio of services in the asset-light market

While our immediate priority is to improve profitability in our existing portfolio of services, we plan to pursue additional services in the asset-light market because it promotes profitability growth and improves our customer value proposition over time.

Expand geographic footprint.

While our immediate priority is to improve profitability in existing geography, we plan to evaluate additional geographic expansion because it promotes profitability growth and improves our customer value proposition over time.

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

Competition

Although there has been some tightening of capacity and some industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, price, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.

Saia focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and operational facilities associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. To a lesser extent, Saia also competes with small package carriers, railroads and air freight carriers.

Regulation

Over the past 35 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal and state governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, fuel efficiency and emissions standards, and the transportation and handling of hazardous materials.

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

Department of Transportation.

Motor carrier and freight brokerage operations are subject to safety, insurance and bonding requirements prescribed by the U.S. Department of Transportation (“DOT”) and various state agencies.

Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules including hours of service regulations that limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These rules could impact our operations, further tighten the market for qualified drivers and put additional upward pressure on driver wages and purchased transportation costs.

Additionally, the FMCSA’s Compliance Safety Accountability Program (CSA) could adversely affect our results and ability to maintain or grow our fleet. CSA is an enforcement and compliance model that involves assessments of a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators. The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. While the ultimate impact of CSA is not yet known, it is possible that these measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

In February 2014, President Obama announced that the U.S. Environmental Protection Agency (“EPA”) and the DOT have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency. The agencies are expected to issue a Notice of Proposed Rulemaking by March 2015 and to implement final rules by March 2016. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

Environmental Protection Agency.

The EPA has issued regulations reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks. Future environmental laws in this area could further increase our costs and impact our operations.

Our motor carrier operations are also subject to environmental laws and regulations, including laws and regulations dealing with underground fuel storage tanks, the handling, disposal, release and transportation of hazardous materials and other environmental matters. We maintain bulk fuel storage and fuel islands at several of our facilities. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. If hazardous materials are released into the environment while being transported by us, we may have liability for response costs and the remediation of such a release. We have established programs designed to monitor and control environmental risks and to comply with all applicable environmental regulations. As part of our safety and risk management program, we periodically perform environmental reviews to maintain environmental compliance and avoid environmental risk. We believe that we are currently in substantial compliance with applicable environmental laws and regulations and that the cost of compliance has not materially affected results of operations.

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules issued by the Food and Drug Administration (FDA) to provide for the security of food and foodstuffs throughout the supply chain. The Sanitary Food Transportation Act of 2005 (SFTA) shifted responsibility for the regulation of food transportation from the U.S. Department of Transportation to the FDA. In February 2014, the FDA published a proposed rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, record keeping and waivers. The proposed rule aims to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. For example, the proposed rule will require carriers to demonstrate to shippers and, upon request, to receivers that they have maintained appropriate temperature control and to provide information about previous cargoes hauled in bulk vehicles offered for the transportation of food and the intervening cleaning of such vehicles. Carriers would also be required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may incur additional expenses and affect our operations.

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

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	53	President and Chief Executive Officer, Saia, Inc. since January 1, 2007, having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Frederick J. Holzgrefe, III	47	Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 10, 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development since July 2012 for Golden Peanut Company, and Vice President and Chief Financial Officer for the same Company since 2006.

Mark H. Robinson	56	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia LTL Freight since 1999.

Brian A. Balius	53	Vice President of Transportation and Engineering of Saia LTL Freight since 2007.

Sally R. Buchholz	58	Vice President of Marketing and Customer Service of Saia LTL Freight since 1999.

Stephanie R. Maschmeier	42	Controller, Saia, Inc. since October 2007. Mrs. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

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

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facility. Our access to funds under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

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

There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our operating results. There is also significant competition for quality purchased transportation within the trucking industry. We may periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our operating results.

We are dependent on cost and availability of fuel.

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Historically, we have been able to obtain fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Volatility in fuel prices to the extent not offset by fuel surcharges or other customer price changes could also have a material adverse effect on operating results. Historically, we have been able to offset significant fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced cost increases in other operating costs as a result of volatility in fuel prices; however, the total impact of volatility in energy prices on other non-fuel related expenses is difficult to determine. A rapid and significant volatility in diesel fuel prices would reduce our profitability until we make the appropriate adjustments to our pricing strategy.

Limited supply and increased prices of new revenue equipment and real estate may adversely impact financial results and cash flows.

Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply, restrictions on the availability of capital and the price of such equipment may increase as a result of future regulations on newly manufactured diesel engines. Our business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of real estate or delays in construction due to difficulties in obtaining permits may require significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

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

The Food and Drug Administration (FDA) issues rules for carriers of foodstuffs like us to provide for the security of food and foodstuffs throughout the supply chain. The SFTA shifted responsibility for the regulation of food transportation from the U.S. Department of Transportation to the FDA. In February 2014, the FDA published a proposed rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, record keeping and waivers. The proposed rule aims to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. For example, the proposed rule will require carriers to demonstrate to shippers and, upon request, to receivers that they have maintained appropriate temperature control and to provide information about previous cargoes hauled in bulk vehicles offered for the transportation of food and the intervening cleaning of such vehicles. Carriers would also be required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may incur additional expenses and affect our operations.

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

In February 2014, President Obama announced that the EPA and the U.S. Department of Transportation have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency. The agencies are expected to issue a Notice of Proposed Rulemaking by March 2015 and to implement final rules by March 2016. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

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

CSA is an enforcement and compliance model that involves assessments of a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators.

The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. While the ultimate impact of CSA is not yet known, it is possible that these measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

Anti-terrorism measures may disrupt our business.

Federal, state and municipal authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our deliveries, we may fail to meet the requirement of our customers or incur increased expenses to do so. There can be no assurance that new anti-terrorism measures will not be implemented and that such measures will not have a material adverse effect on our operations.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

competition with many other transportation service providers of varying types including non-asset based logistics and freight brokerage companies, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•

transportation companies periodically reduce their prices to gain business, especially during economic recessions or times of reduced growth rates in the economy which may limit our ability to maintain or increase prices or achieve significant growth in our business;

•

many customers reduce the number of carriers they use by selecting approved transportation service providers or periodically accept bids from multiple carriers for their shipping needs, and these practices may depress prices or result in the loss of business;

•	the trend towards consolidation in the surface transportation industry may create other large carriers with greater financial resources than us and other competitive advantages due to their size; and

•	advances in technology require increased investments to remain competitive and our customers may not be willing to accept higher prices to cover the cost of these investments.

Our logistics and brokerage business faces risk from customer concentration and the loss of certain primary customers may have a material adverse effect on those operations.

Our subsidiaries, Saia TL Plus, LLC and LinkEx, Inc., are subject to the risk of customer concentration because of the relative importance of their largest customers and the ability of those customers to negotiate aggressive pricing and other customer-favorable terms, including termination for convenience. Many of our competitors in the logistics industry are subject to the same risk. Although we aim to broaden and diversify the customer base of our logistics and brokerage business, a significant portion of our revenue from these subsidiaries is derived from a small number of large and sophisticated customers and a loss of business from, the bankruptcy or insolvency of, or adverse performance by, these major customers may have a material adverse effect on our financial condition, results of operation and cash flows. Similarly, the renegotiation of these customer contracts may also have an adverse effect on us.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations.

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on the results of our operations. These factors include health of the economy, weather, excess capacity in the transportation industry, interest rates, fuel costs, fuel taxes, license and registration fees, health care costs and insurance premiums. Our results of operations may also be affected by seasonal factors. In particular, harsh weather can affect our operations by increasing operational costs, introducing infrastructure instability and disrupting advance route and load planning.

We have significant ongoing cash requirements that could limit our growth and affect profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

Our business is highly capital intensive. Our net capital expenditures for 2014 were approximately $112 million inclusive of equipment acquired with capital leases. Additionally, we anticipate net capital expenditures in 2015 of approximately $125 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and capital leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. Any of these could have a material adverse effect on our financial condition and results of operations.

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

We depend on the efforts and abilities of our senior management. The future success of our business will continue to depend in part, on our ability to retain our current management team and to attract and retain qualified personnel in the future. Competition for senior management is intense, and, with the exception of Mr. O’Dell, our senior management do not have employment agreements. The loss of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

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

Our dependence on electronic data storage, automated systems and technology gives rise to cyber-security risks. Although we and our third-party providers have preventive systems and processes in place designed to protect against the risk of system failure and cyber-attacks, a security breach of our systems or those of our third-party providers may cause a disruption of our business or the loss of information and could have a material adverse effect on our financial condition, reputation and results of operations.

Increased usage of social media poses reputational risks.

As use of social media becomes more prevalent, our susceptibility to risks related to social media increases. While we have implemented a social media policy to provide our employees with guidance for sharing information over social media in a way that is beneficial to us, the immediacy of social media precludes us from having real-time control over postings made regarding us via social media, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity for which we, like our competitors, do not have the ability to reverse. This unfavorable publicity could result in damage to our reputation and therefore negatively impact our operations and profitability.

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

We may make additional acquisitions in the future. However, there is no assurance that we will be successful in identifying, negotiating or consummating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

•	difficulty in integrating the operations and personnel of the acquired company or unanticipated costs to support new business lines or separate legal entities;

•	disruption of our ongoing business, distraction of our management and employees from other opportunities and challenges due to integration issues;

•	additional indebtedness or the issuance of additional equity to finance future acquisitions, which could be dilutive to our shareholders;

•	potential loss of key customers or employees of acquired companies;

•	temporary depression in prices we charge certain customers in order to match existing customer pricing in the acquired company’s markets;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses; and

•	potential failure of the due diligence processes to identify significant issues with legal and financial contingencies, among other things.

In the event that the integrations are not successfully completed, there could be a material adverse effect on us.

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation regarding a variety of issues, including without limitation, alleged violations of federal and state labor and employment laws and accidents involving our trucks and employees. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance and could have a material adverse effect on us.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2014, Saia owned 62 service facilities, including the Houma, Louisiana general office and leased 88 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 40 percent of its service facility locations, these locations account for 54 percent of its door capacity. This follows Saia’s strategy of owning strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2014, Saia owned approximately 3,780 tractors and 11,530 trailers.

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

Top 20 Saia Service Facilities by Number of Doors at December 31, 2014

Location	Own/Lease	Doors
Atlanta, GA	Own	224
Dallas, TX	Own	174
Houston, TX	Own	158
Chicago, IL	Lease	154
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	113
Charlotte, NC	Own	107
Toledo, OH	Own	87
New Orleans, LA	Own	86
Sacramento, CA	Lease	81
Los Angeles, CA	Lease	80
Jacksonville, FL	Own	80
Fontana, CA	Own	79
Cincinnati, OH	Lease	78
St. Louis, MO	Lease	74
El Paso, TX	Own	71
Indianapolis, IN	Lease	68
Miami, FL	Own	68

Item 3.	Legal Proceedings

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

	Low	High
Year Ended December 31, 2014
First Quarter	$29.32	$40.68
Second Quarter	$35.19	$46.74
Third Quarter	$42.25	$54.10
Fourth Quarter	$44.59	$57.60
Year Ended December 31, 2013
First Quarter	$15.17	$24.57
Second Quarter	$21.91	$33.31
Third Quarter	$27.95	$34.98
Fourth Quarter	$29.85	$35.31

Stockholders

As of January 31, 2015, there were 1,301 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends is prohibited under our current debt agreements. However, there are no material restrictions on the ability of our subsidiaries to transfer funds to Saia, Inc. in the form of cash dividends, loans or advances. See Note 2 of the accompanying audited consolidated financial statements for more information on the debt agreements.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	359,375	$22.03	1,257,996	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	359,375	$22.03	1,257,996

(1)	See Note 7 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance. The Saia, Inc. 2011 Omnibus Incentive Plan allows for the issuance of up to 150,000 shares of the amount remaining available to be issued in the form of restricted stock.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet be Purchased under the Plans or Programs
October 1, 2014 through October 31, 2014	—	(2)	—	(2)	—	$—
November 1, 2014 through November 30, 2014	—	(3)	—	(3)	—	—
December 1, 2014 through December 31, 2014	—	(4)	—	(4)	—	—

Total	—				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-103661) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of October 1, 2014 through October 31, 2014.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 2,992 shares of Saia stock at an average price of $53.53 during the period of November 1, 2014 through November 30, 2014.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold no shares of Saia stock on the open market during the period of December 1, 2014 through December 30, 2014.

Item 6.	Selected Financial Data

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

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands except per share data and percentages)
Statement of operations:
Operating revenue	$1,272,321	$1,139,094	$1,098,679	$1,030,224	$902,660
Operating income	85,693	74,418	58,734	28,146	12,100
Net income	51,991	43,627	32,048	11,373	1,957
Diluted earnings per share(1)	2.04	1.73	1.29	0.47	0.08
Other financial data:
Net cash provided by operating activities	102,170	101,312	100,675	58,211	23,386
Net cash used in investing activities(2)	(94,845)	(122,020)	(90,431)	(67,899)	(3,255)
Depreciation and amortization	59,022	51,564	47,985	37,278	36,159
Balance sheet data:
Cash and cash equivalents	4,367	159	321	1,317	29,045
Net property and equipment	483,640	432,226	361,704	324,455	290,938
Total assets	686,445	616,801	519,688	474,886	452,157
Total debt	83,035	76,883	60,705	72,857	90,000
Total stockholders’ equity	366,906	304,792	254,519	219,301	206,358
Measurements:
Operating ratio(3)	93.3%	93.5%	94.7%	97.3%	98.7%

(1)	Per share data has been restated to reflect the three-for-two common stock split in 2013.

(2)	Net cash used in 2012 includes $7.6 million for the acquisition of The Robart Companies.

(3)	The operating ratio is the calculation of operating expenses divided by operating revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Annual Report on Form 10-K and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; loss of a key customer; failure to achieve acquisition synergies; competitive initiatives and pricing pressures, including in connection with fuel surcharge; the Company’s need for capital and uncertainty of the current credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations and the FDA; changes in interpretation of accounting principles; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of recently-enacted healthcare reform legislation; social media risk; cyber security risk and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Part II, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

The Company’s operating revenue increased by 11.7 percent in 2014 over 2013. The increase resulted primarily from improved yield from pricing actions.

Consolidated operating income was $85.7 million for 2014 compared to consolidated operating income of $74.4 million in 2013. The 2014 operating income increase resulted primarily from improved yield from pricing and business mix actions along with savings in expenses realized from company initiatives.

The Company generated $102.2 million in cash provided by operating activities in 2014 versus $101.3 million in 2013. The Company used $94.8 million of net cash in investing activities during 2014 compared to $122.0 million during 2013.

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

The Company’s cash used in financing activities during 2014 was $3.1 million compared to cash provided by financing activities during 2013 of $20.5 million. The Company had a $3.3 million decrease in net cash borrowings under its revolving credit agreement during 2014 and made scheduled principal payments of Senior Notes of $7.1 million during 2014. Outstanding letters of credit were $49.1 million and the cash and cash equivalents balance was $4.4 million as of December 31, 2014. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2014. See “Financial Condition” for a more complete discussion of these agreements.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2014, 2013 and 2012

(in thousands, except ratios and revenue per hundredweight)

				Percent Variance
	2014	2013	2012	‘14 v. ‘13	‘13 v. ‘12
Operating Revenue	$1,272,321	$1,139,094	$1,098,679	11.7%	3.7%
Operating Expenses:
Salaries, wages and employees’ benefits	639,633	572,487	546,755	11.7	4.7
Purchased transportation	99,610	72,975	74,521	36.5	(2.1)
Depreciation and amortization	59,022	51,564	47,985	14.5	7.5
Other operating expenses	388,363	367,650	370,684	5.6	(0.8)
Operating Income	85,693	74,418	58,734	15.2	26.7
Operating Ratio	93.3%	93.5%	94.7%	(0.2)	(1.3)
Nonoperating Expenses	4,465	6,273	7,595	(28.8)	(17.4)
Working Capital	59,157	29,396	2,863	101.2	926.8
Net Acquisitions of Property and Equipment	94,845	122,020	82,815	(22.3)	47.3
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,902	3,670	3,680	6.3	(0.3)
Total Tonnage	4,755	4,378	4,384	8.6	(0.1)
LTL Shipments	6,646	6,260	6,294	6.2	(0.5)
Total Shipments	6,768	6,362	6,395	6.4	(0.5)
LTL Revenue Per Hundredweight	$14.96	$14.33	$13.82	4.4	3.7
Total Revenue Per Hundredweight	$13.33	$12.96	$12.51	2.9	3.6

Continuing Operations

Year ended December 31, 2014 as compared to year ended December 31, 2013

Revenue and volume

Consolidated revenue increased 11.7 percent to $1.3 billion as a result of increased yield due to measured pricing and mix management actions and increased tonnage. Improvements in the economic environment over the last couple of years permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 4.4 percent to $14.96 per hundredweight for 2014 primarily as a result of increased rates. Saia’s LTL tonnage increased 6.3 percent to 3.9 million tons and LTL shipments increased 6.2 percent to 6.6 million shipments. For 2014, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to an annual general rate increase, on April 1, 2014, Saia implemented a 4.5 percent general rate increase. On July 1, 2013, Saia implemented a 5.9 percent general rate increase. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 16.6% of operating revenue for the year ended December 31, 2014 compared to 16.8% for the year ended December 31, 2013.

Operating expenses and margin

Consolidated operating income was $85.7 million in 2014 compared to operating income of $74.4 million in 2013. In summary, the operations were favorably impacted in 2014 by higher yield and volume combined with continued cost optimization initiatives throughout our network, which more than offset compensation, purchased transportation, accident expense increases and other inflationary costs. The 2014 operating ratio (operating expenses divided by operating revenue) was 93.3 percent as compared to 93.5 percent for 2013.

Salaries, wages and benefit expense increased $67.1 million largely due to wage increases of approximately 3.0 percent in July 2014, higher wages associated with the increased tonnage, increased headcount and higher health care costs. Claims and insurance in 2014 was $12.1 million higher than 2013 largely due to increased accident severity in 2014. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $7.5 million in 2014 compared to 2013 primarily due to revenue equipment and technology investments in late 2013 and 2014. Purchased transportation expense increased $26.6 million primarily due to increased demand, customer service needs and industry driver shortages causing increased rates for such services.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2014 was lower due to lower borrowings and lower interest rates. The effective tax rate was 36.0 percent for the year ended December 31, 2014 and 2013. The 2013 effective tax rate included approximately $1.0 million in alternative fuel tax credits enacted during 2013 that were retroactive to 2012. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2014 was $59.2 million which increased from working capital at December 31, 2013 of $29.4 million primarily due to an increase in accounts receivable and a higher income tax receivable. Cash flows from operating activities were $102.2 million for 2014 versus $101.3 million for 2013. For 2014, cash used in investing activities was $94.8 million versus $122.0 million in the prior year primarily due to $16.6 million in revenue equipment purchases financed through capital leases in 2014. Cash used in financing activities was $3.1 million in 2014 versus cash provided by financing activities of $20.5 million for the prior year due to funding of portion of the capital expenditures with capital leases in 2014.

Year ended December 31, 2013 as compared to year ended December 31, 2012

Revenue and volume

Consolidated revenue increased 3.7 percent to $1.14 billion as a result of increased yield due to measured pricing and mix management actions. Improvements in the economic environment permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.7 percent to $14.33 per hundredweight for 2013 primarily as a result of increased rates. Saia’s LTL tonnage decreased 0.3 percent to 3.7 million tons and LTL shipments decreased 0.5 percent to 6.3 million shipments. For 2012 and 2013, approximately 70 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 30 percent of operating revenue was subject to a general rate increase which is typically taken once a year. On July 1, 2013, Saia implemented a 5.9 percent general rate increase for customers comprising this 30 percent of operating revenue. On July 9, 2012, Saia implemented a 6.9 percent general rate increase for customers comprising this 30 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

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

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2013 was lower due to lower borrowings and lower interest rates. The effective tax rate was 36.0 percent for the year ended December 31, 2013 compared to 37.3 percent in 2012 reflecting changes in the timing of recognition of certain income tax credits. The 2013 effective tax rate included approximately $1.0 million in alternative fuel tax credits enacted during 2013 that were retroactive to 2012. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2013 was $29.4 million which increased from working capital at December 31, 2012 of $2.9 million primarily due to increased accounts receivable and a higher income tax receivable. Cash flows from operating activities were $101.3 million for 2013 versus $100.7 million for 2012. For 2013, cash used in investing activities was $122.0 million versus $90.4 million in the prior year primarily due to higher revenue equipment purchases. Cash provided by financing activities was $20.5 million in 2013 versus $11.2 million for the prior year due to cash needed to fund the increased level of capital expenditures.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved through 2013 and 2014, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry capacity conditions would likely improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity. The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On January 5, 2015, Saia implemented a 4.9 percent general rate increase impacting customers comprising approximately 25 percent of Saia’s operating revenue. Saia revised its fuel surcharge program effective February 2, 2015. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2014, the Company implemented a salary and wage increase for all of its employees. The impact of the July 2014 compensation increase of approximately three percent is expected to be approximately $14 million annually. The Company anticipates the impact of the July 2014 compensation increase to be partially offset by further productivity and efficiency gains. The Company also anticipates market competitive wage increases in 2015.

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

At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. At December 31, 2013, the Company had borrowings of $48.3 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $16.6 million that expire in seven years. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at December 31, 2014 is 2.92%.

Other

At December 31, 2014, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow stockholders in 2002, Saia pays Yellow’s actual cost plus 125 basis points for any collateral it provides to insurance underwriters in support of these claims. At December 31, 2014, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.8 million.

Projected net capital expenditures for 2015 are approximately $125 million. This represents an approximately $13 million increase from 2014 net capital expenditures of $112 million for property and equipment inclusive of equipment acquired using capital leases. Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected 2015 expenditures for revenue equipment include a normal annual level of replacement and continued investment in technology.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $107.7 million at December 31, 2014, subject to the Company’s borrowing base and satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2014.

See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures, inclusive of equipment acquired using capital leases, are summarized in the following table (millions):

	Years ended
	2014	2013	2012
Land and structures:
Additions	$27.9	$5.3	$2.2
Sales	(1.7)	—	—
Revenue equipment, net	78.8	109.6	71.1
Technology and other	6.6	7.1	9.5

Total	$111.6	$122.0	$82.8

In addition to the amounts disclosed in the table above, the Company had an additional $0.2 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2014. Included in the revenue equipment expenditures are capital leases totaling $16.6 million.

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

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.8 million for 2015 and decreasing for each year thereafter, based on long-term debt and capital leases outstanding at December 31, 2014.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2014 (in millions):

	Payments due by year
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$45.0	$—	$—	$45.0
Long-term debt(1)	7.1	7.1	7.2	—	—	—	21.4
Leases:
Capital Leases(1)	1.9	2.1	2.1	2.2	2.2	6.1	16.6
Operating leases(2)	14.1	11.2	9.8	7.4	5.3	12.8	60.6
Purchase obligations(3)	78.0	—	—	—	—	—	78.0

Total contractual obligations	$101.1	$20.4	$19.1	$54.6	$7.5	$18.9	$221.6

(1)	See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

(3)	Includes $74.4 million of commitments for capital expenditures.

	Amount of commitment expiration by year
	2015	2016	2017	2018	2019	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	—	—	—	$107.7	—	—	$107.7
Letters of credit	49.1	—	—	—	—	—	49.1
Surety bonds	22.7	—	—	—	—	—	22.7

Total commercial commitments	$71.8	$—	$—	$107.7	$—	$—	$179.5

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $1.2 million and accrued interest and penalties of $1.3 million related to the unrecognized tax benefits as of December 31, 2014. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2014. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2014 with comparative information for December 31, 2013. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

	Expected maturity date						2014		2013
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$9.0	$9.2	$9.3	$2.2	$2.2	$6.1	$38.0	$38.7	$28.6	$29.7
Average interest rate	4.7%	4.7%	4.7%	4.7%	2.9%	2.9%
Variable rate debt	—	—	—	$45.0	—	—	$45.0	$45.0	$48.3	$48.3
Average interest rate	—	—	—	1.7%	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited Saia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2015

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,367	$159
Accounts receivable, less allowances of $3,868 in 2014, and $3,737 in 2013	128,367	117,937
Prepaid expenses and other	13,687	13,156
Deferred income taxes	19,460	20,421
Income tax receivable	18,335	13,497
Other current assets	5,420	5,083

Total current assets	189,636	170,253
Property and Equipment, at cost	891,145	797,527
Less-accumulated depreciation	407,505	365,301

Net property and equipment	483,640	432,226
Goodwill	5,231	5,231
Identifiable Intangibles, net	2,943	3,558
Other Noncurrent Assets	4,995	5,533

Total assets	$686,445	$616,801

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$42,388	$50,799
Wages, vacations and employees’ benefits	28,777	35,248
Claims and insurance accruals	29,314	27,637
Other current liabilities	20,862	20,030
Current portion of long-term debt	9,138	7,143

Total current liabilities	130,479	140,857
Other Liabilities:
Long-term debt, less current portion	73,897	69,740
Deferred income taxes	78,406	69,916
Claims, insurance and other	36,757	31,496

Total other liabilities	189,060	171,152
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 24,871,806 and 24,478,544 shares issued and outstanding at December 31, 2014 and 2013, respectively	25	24
Additional paid-in-capital	223,713	213,648
Deferred compensation trust, 193,607 and 201,936 shares of common stock at cost at December 31, 2014 and 2013, respectively	(2,189)	(2,246)
Retained earnings	145,357	93,366

Total stockholders’ equity	366,906	304,792

Total liabilities and stockholders’ equity	$686,445	$616,801

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2014, 2013 and 2012

(in thousands, except per share data)

	2014	2013	2012
Operating Revenue	$1,272,321	$1,139,094	$1,098,679
Operating Expenses:
Salaries, wages and employees’ benefits	639,633	572,487	546,755
Purchased transportation	99,610	72,975	74,521
Fuel, operating expenses and supplies	314,788	306,364	308,176
Operating taxes and licenses	36,028	36,513	38,283
Claims and insurance	37,563	25,494	24,712
Depreciation and amortization	59,022	51,564	47,985
Operating gains, net	(16)	(721)	(487)

Total operating expenses	1,186,628	1,064,676	1,039,945

Operating Income	85,693	74,418	58,734
Nonoperating Expenses (Income):
Interest expense	4,564	6,490	7,807
Other, net	(99)	(217)	(212)

Nonoperating expenses, net	4,465	6,273	7,595

Income Before Income Taxes	81,228	68,145	51,139
Income Tax Expense	29,237	24,518	19,091

Net Income	$51,991	$43,627	$32,048

Weighted average common shares outstanding — basic	24,505	24,154	23,823

Weighted average common shares outstanding — diluted	25,463	25,205	24,815

Basic Earnings Per Share	$2.12	$1.81	$1.35

Diluted Earnings Per Share	$2.04	$1.73	$1.29

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2014, 2013 and 2012

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2011	23,906,732	$24	$203,785	($2,199)	$17,691	$219,301
Stock compensation for options and long-term incentives	40,152	—	2,089	—	—	2,089
Director deferred shares for annual deferral elections	—	—	599	—	—	599
Exercise of stock options, including tax benefits of $23	91,748	—	913	—	—	913
Shares issued for long-term incentive awards net of shares withheld for taxes	49,785	—	(288)	—	—	(288)
Deferred tax adjustment for long-term incentive plan	—	—	(191)	—	—	(191)
Purchase of shares by Deferred Compensation Trust	—	—	—	(159)	—	(159)
Sale of shares by Deferred Compensation Trust	—	—	62	145	—	207
Net income	—	—	—	—	32,048	32,048

BALANCE at December 31, 2012	24,088,417	24	206,969	(2,213)	49,739	254,519
Stock compensation for options and long-term incentives	16,499	—	2,227	—	—	2,227
Director deferred shares for annual deferral elections	—	—	674	—	—	674
3 for 2 Stock Split	(864)	—	(40)	—	—	(40)
Exercise of stock options, including tax benefits of $1,356	263,064	—	4,173	—	—	4,173
Shares issued for long-term incentive awards net of shares withheld for taxes	111,428	—	(1,162)	—	—	(1,162)
Deferred tax adjustment for long-term incentive plan	—	—	774	—	—	774
Purchase of shares by Deferred Compensation Trust	—	—	—	(158)	—	(158)
Sale of shares by Deferred Compensation Trust	—	—	33	125	—	158
Net income	—	—	—	—	43,627	43,627

BALANCE at December 31, 2013	24,478,544	24	213,648	(2,246)	93,366	304,792
Stock compensation for options and long-term incentives	6,023	—	3,393	—	—	3,393
Director deferred shares for annual deferral elections	—	—	773	—	—	773
Exercise of stock options, including tax benefits of $2,984	318,321	1	6,651	—	—	6,652
Shares issued for long-term incentive awards net of shares withheld for taxes	68,918	—	(1,667)	—	—	(1,667)
Deferred tax adjustment for long-term incentive plan	—	—	971	—	—	971
Purchase of shares by Deferred Compensation Trust	—	—	—	(53)	—	(53)
Sale of shares by Deferred Compensation Trust	—	—	(56)	110	—	54
Net income	—	—	—	—	51,991	51,991

BALANCE at December 31, 2014	24,871,806	$25	$223,713	($2,189)	$145,357	$366,906

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2014, 2013 and 2012

(in thousands)

	2014	2013	2012
Operating Activities:
Net income	$51,991	$43,627	$32,048
Noncash items included in net income:
Depreciation and amortization	59,022	51,564	47,985
Provision for doubtful accounts	1,942	2,227	1,833
Deferred income taxes	9,462	12,098	(705)
Gain from property disposals, net	(17)	(721)	(487)
Stock-based compensation	4,166	2,902	2,687
Changes in operating assets and liabilities:
Accounts receivable	(12,372)	(13,350)	538
Accounts payable	(8,590)	5,479	3,362
Other working capital items, net	(11,215)	(5,213)	13,972
Claims, insurance and other	5,260	392	(448)
Other, net	2,521	2,307	(110)

Net cash provided by operating activities	102,170	101,312	100,675

Investing Activities:
Acquisition of property and equipment	(97,750)	(126,358)	(86,120)
Proceeds from disposal of property and equipment	2,905	4,338	3,305
Acquisition of business, net of cash received	—	—	(7,616)

Net cash used in investing activities	(94,845)	(122,020)	(90,431)

Financing Activities:
Repayment of revolving credit agreement	(340,540)	(223,798)	(344,867)
Borrowing of revolving credit agreement	337,223	262,125	354,857
Repayment of long-term debt	(7,143)	(22,143)	(22,143)
Other Financing Activity	(280)	(586)	—
Proceeds on stock option exercises (including excess tax benefits)	7,623	4,948	913

Net cash (used in) provided by financing activities	(3,117)	20,546	(11,240)

Net Increase (Decrease) in Cash and Cash Equivalents	4,208	(162)	(996)
Cash and cash equivalents, beginning of year	159	321	1,317

Cash and cash equivalents, end of year	$4,367	$159	$321

Non Cash Investing Activities
Equipment financed with capital leases	$16,886	$—	$—

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective December 31, 2014, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc., Saia Sales, LLC, and Saia Logistics Services, LLC, formerly The RL Services Group, LLC.

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

Cash and Cash Equivalents and Checks Outstanding:    Cash and cash equivalents in excess of current operating requirements are invested in short-term interest bearing instruments purchased with original maturities of three months or less and are stated at cost, which approximates market. Checks outstanding in excess of cash on deposit are classified in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	8 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2014	2013
Land	$53,632	$52,745
Structures	140,206	115,874
Tractors	290,717	273,129
Trailers	237,262	202,173
Other revenue equipment	37,220	34,616
Technology equipment and software	63,773	58,957
Other	68,334	60,033

Total property and equipment, at cost	$891,145	$797,527

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management. Depreciation was $58.4 million, $51.0 million and $47.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2014, 2013, and 2012, the Company capitalized $1.0 million, $2.1 million, and $1.0 million, respectively, of primarily payroll-related costs.

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

Risk retention amounts per occurrence during the three years ended December 31, 2014, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	350,000
Cargo loss and damage	250,000

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $1.9 million, $0.8 million, and $0.7 million in 2014, 2013 and 2012, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2014 and 2013, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Credit Agreement with Banks, described below	$45,000	$48,312
Senior Notes under a Master Shelf Agreement, described below	21,429	28,571
Capital Leases, described below	16,606	—

Total debt	83,035	76,883
Less: current portion of long-term debt	9,138	7,143

Long-term debt, less current portion	$73,897	$69,740

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

At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. At December 31, 2013, the Company had borrowings of $48.3 million and outstanding letters of credit of $59.1 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $16.6 million that expire in seven years. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at December 31, 2014 is 2.92%.

Other

The Company paid cash for interest of $4.5 million, $6.1 million, and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

The estimated fair value of total debt at December 31, 2014 and 2013 is $83.7 million and $78.0 million, respectively, based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2015	$9,504
2016	9,596
2017	9,596
2018	47,453
2019	2,453
Thereafter	6,330

Total	$84,932

Less: Amounts Representing Interest on Capital Leases	1,897

Total	$83,035

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $17.1 million, $17.9 million, and $17.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2015	$14,051
2016	11,215
2017	9,780
2018	7,460
2019	5,291
Thereafter	12,778

Total	$60,575

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $74.4 million at December 31, 2014. As of December 31, 2014 and 2013, the Company had $1.8 million and $1.6 million, respectively, of capital expenditures in accounts payable.

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

4.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2012	$5,231
No Activity	—
December 31, 2013	5,231
No Activity	—

December 31, 2014	$5,231

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2014		December 31, 2013
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-10 years)	$7,700	$4,795	$7,700	$4,195
Covenants not-to-compete (useful life of 4-6 years)	3,625	3,587	3,625	3,572

	$11,325	$8,382	$11,325	$7,767

Amortization expense for intangible assets was $0.6 million for 2014, $0.6 million for 2013, and $0.5 million for 2012. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2015	$615
2016	615
2017	317
2018	310
2019	310

Total	$2,167

5.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	Years Ended December 31,
	2014	2013	2012
Numerator:
Net income	$51,991	$43,627	$32,048

Denominator:
Denominator for basic earnings per share — weighted average common shares	24,505	24,154	23,823
Effect of dilutive stock options	239	297	180
Effect of other common stock equivalents	719	754	812

Denominator for diluted earnings per share — adjusted weighted average common shares	25,463	25,205	24,815

Basic Earnings Per Share	$2.12	$1.81	$1.35

Diluted Earnings Per Share	$2.04	$1.73	$1.29

In 2014 and 2013, options and restricted stock for 7,936, and 143,640 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years ended December 31,
	2014	2013	2012
Shares of common stock purchased	1,400	5,900	13,650
Aggregate purchase price of shares purchased	$52,961	$158,060	$158,883
Shares of common stock sold	9,729	11,719	14,882
Aggregate sale price of shares sold	$53,962	$158,060	$206,794

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 244,835 and 228,546 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2014 and 2013, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

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

ASC 718 also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2014, 2013 and 2012, cash flows from financing activities were increased by $4.0 million, $2.1 million, and $0.1 million, respectively, for such excess tax deductions.

The stockholders of the Company approved the First Amended and Restated 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to

allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The 2011 Omnibus Plan has a total of 2,025,000 shares reserved. The Company had reserved 1,236,000 shares of its common stock under the 2003 Omnibus Plan. Following stockholder approval of the 2011 Omnibus Plan, no additional grants have been made under the 2003 Omnibus Plan and by the terms of the Plan, no new grants may be made after January 22, 2013.

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

The 2011 Omnibus Plan provides for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 1,905, 2,199, and 4,063 for the years ended December 31, 2014, 2013 and 2012, respectively. Non-employee directors were also issued 16,561, 24,191 and 40,398 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014 and 2013, zero and 158,700 shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan, all of which are allocated to outstanding Performance Unit Awards and outstanding stock options described below. At December 31, 2014, 1,257,996 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards and outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2014, 2013 and 2012 had stock option and restricted stock compensation expense of $2.2 million, $1.2 million and $1.1 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2014, there is unrecognized compensation expense of $2.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes the activity of stock options for the year ended December 31, 2014 for both employees and non-employee directors:

	Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2013	588,510	$14.76
Granted	116,240
Exercised	(320,625)
Forfeited	(24,750)
Expired	—

Outstanding at December 31, 2014	359,375	$22.03	5.1	$11,975

Exercisable at December 31, 2014	—	$—	—	$—

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $9.9 million, $4.7 million, and $0.4 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2014, 2013 and 2012 was $12.12, $12.95, and $5.57, respectively. The weighted-average grant-date fair value per share of shares vested during the years ended December 31, 2014, 2013 and 2012 was $6.75, $4.15, and $4.25, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Risk free interest rate	1.58%	0.80%	0.84%
Expected life in years	4.5	4.5	5
Expected volatility	44.33%	58.50%	59.82%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2014 and changes during the year ended December 31, 2014:

	Options	Weighted average Grant-date Fair Value
Unvested at December 31, 2013	429,810	$8.02
Granted	116,240	12.12
Vested	(161,925)	6.75
Forfeited	(24,750)	9.46

Unvested at December 31, 2014	359,375	$9.82

The Company granted shares of restricted stock to certain key executives in February 2013. On September 10, 2014, the Company awarded Frederick J. Holzgrefe, III, 7,936 restricted shares under the 2011 Omnibus Plan, in connection with him joining Saia as Vice President of Finance and Chief Financial Officer. All of the shares of restricted stock issued to executives to date vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2014:

	Shares	Weighted average Grant-date Fair Value
Restricted Stock at December 31, 2013	122,731	$11.00
Granted	7,936	$50.40
Vested	(15,152)	$11.00
Forfeited	(7,576)	$11.00

Restricted Stock at December 31, 2014	107,939	$13.90

Performance Unit Awards

Under the 2011 Omnibus Plan and the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees.

The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense for the performance unit awards of $1.2 million in 2014, and $1.0 million 2013 and 2012. Shares earned under the performance unit awards will be issued in the first quarter of the year following the end of the performance period. There was an issuance of 146,052 shares for the 2012-2014 performance period in February 2015, 106,330 shares for the February 2011-February 2014 performance period in February 2014, and 150,384 shares for the 2010-2012 performance period in February 2013. The issuance of shares related to these awards would range from zero to a maximum of 68,200 shares per year as of December 31, 2014.

8.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company elected to temporarily suspend the Company match in February 2009. Effective April 1, 2011, the Company reinstated one-half of the 401(k) match with the remainder of the match reinstated on December 1, 2013. The Company’s total contributions included in continuing operations for the years ended December 31, 2014, 2013 and 2012, were $5.7 million, $2.5 million, and $2.1 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (the Capital Accumulation Plan) is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2014 and 2013, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 193,607 and 201,936 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried and clerical employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of $6.5 million, $8.8 million, and $8.4 million in 2014, 2013 and 2012, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 4,751, 6,711, and 13,830 shares in the open market during 2014, 2013 and 2012, respectively.

9.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2014	2013
Depreciation	100,607	$88,522
Other	(559)	3,548
Revenue	0	120

Gross deferred tax liabilities	100,048	92,190
Allowance for doubtful accounts	(1,511)	(1,467)
Equity-based compensation	(3,440)	(3,287)
Employee benefits	(7,024)	(6,996)
Claims and insurance	(22,019)	(19,374)
Other	(7,108)	(11,571)

Gross deferred tax assets	(41,102)	(42,695)

Net deferred tax liability	$58,946	$49,495

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2014 or 2013 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision for continuing operations consists of the following (in thousands):

	2014	2013	2012
Current:
U.S. federal	$18,085	$9,924	$16,837
State	1,690	2,496	2,959

Total current income tax provision	19,775	12,420	19,796

Deferred:
U.S. federal	9,547	11,822	(678)
State	(85)	276	(27)

Total deferred income tax (benefit) provision	9,462	12,098	(705)

Total income tax provision	$29,237	$24,518	$19,091

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows:

	2014	2013	2012
Provision at federal statutory rate	$28,430	$23,851	$17,899
State income taxes, net	2,426	2,574	2,025
Nondeductible business expenses	589	675	503
Tax credits	(1,434)	(2,429)	(253)
Other, net	(774)	(153)	(1,083)

Total provision	$29,237	$24,518	$19,091

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2012-2014 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files vary by state. In general, tax years 2005-2013 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2001 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows:

	2014	2013
Gross unrecognized tax benefits at beginning of year	$1,281	$1,290
Gross decreases in tax positions for prior years	—	—
Gross increases in tax positions for current year	202	—
Settlements	—	—
Lapse of statute of limitations	(318)	(9)

Gross unrecognized tax benefits at end of year	$1,165	$1,281

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2014, 2013 and 2012, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.3 million, $0.1 million, and $0.1 million, respectively. The Company had approximately $1.3 million, $1.6 million, and $1.4 million of accrued interest and penalties at December 31, 2014, 2013 and 2012, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.2 million and $1.3 million as of December 31, 2014 and 2013, respectively. The Company paid cash for income taxes of $20.8 million, $20.6 million, and $19.3 million in 2014, 2013 and 2012, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

As a result of legislation enacted in January 2013, the Company recognized tax credits for 2012 alternative fuel usage of approximately $1.0 million in the first quarter of 2013.

10.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2014	March 31	June 30	September 30	December 31
Operating revenue	$299,730	$330,399	$332,544	$309,648
Operating income	15,231	22,741	27,149	20,572
Net income	8,576	13,568	16,278	13,569

Basic earnings per share	$0.35	$0.55	$0.66	$0.55

Diluted earnings per share	$0.34	$0.53	$0.64	$0.53

Three months ended, 2013	March 31	June 30	September 30	December 31
Operating revenue	$273,795	$292,557	$293,087	$279,655
Operating income	14,532	23,259	21,935	14,692
Net income	9,155	13,500	12,908	8,064

Basic earnings per share	$0.38	$0.56	$0.53	$0.33

Diluted earnings per share	$0.37	$0.54	$0.51	$0.32

11.    Acquisition

On July 2, 2012, Saia, Inc. acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies). The acquired Robart Companies provide customers with non-asset truckload full service and logistics solutions. The purchase price of the acquisition was $7.9 million ($7.6 million, net of $0.3 million cash received) plus an earnout subject to performance of the acquired companies in 2013 up to a maximum of $1.3 million. The maximum earnout of $1.3 million was paid in February 2014. The Company believes the acquisition supports the strategic goal of diversifying Saia’s portfolio of service offerings.

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

12.    Related-Party Transactions

On September 30, 2002, YRC Worldwide, Inc. (Yellow) completed the spin-off of its 100 percent interest in the Company to Yellow stockholders (the Spin-off) in a tax-free distribution under Section 355 of the Internal Revenue Code. Subsequent to the Spin-off, Yellow continues to provide guarantees for certain pre-Spin-off workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit which Yellow must maintain for these insurance programs. Yellow allocated $1.8 million and $1.6 million in letters of credit at December 31, 2014 and 2013 respectively, in connection with the Company’s insurance programs for which the Company pays quarterly Yellow’s cost plus 125 basis points.

13.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands)

		Additions
Description	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions-(1)	Balance, end of period
Year ended December 31, 2014:
Deducted from asset account – Allowance for uncollectible accounts	$3,737	$1,942	—	($1,811)	$3,868
Year ended December 31, 2013:
Deducted from asset account – Allowance for uncollectible accounts	3,881	2,227	—	(2,371)	3,737
Year ended December 31, 2012:
Deducted from asset account – Allowance for uncollectible accounts	3,811	1,833	—	(1,763)	3,881

(1)	Primarily uncollectible accounts written off — net of recoveries.

14.    Subsequent Events

On February 2, 2015, subsequent to the end of the fourth quarter of 2014, the Company acquired LinkEx, Inc. The Company believes this acquisition is a future growth opportunity for its portfolio of services in the asset-light market. This acquisition fits into the Company’s strategic goal of diversifying Saia’s portfolio of service offerings. Pursuant to the terms of the purchase agreement, the Company paid a purchase price of approximately $25 million, subject, in part, to meeting profit targets.

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

During the fourth quarter of 2014 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment the Company’s management used the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014, which report appears on page 31 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
Frederick J. Holzgrefe, III	Vice President and Chief Financial Officer (Principal Financial Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors and Executive Officers

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2015, and is incorporated herein by reference. Certain Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2015, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2015, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2015, and is incorporated herein by reference.

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

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for the year ended December 31, 2014.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 27, 2015	By:	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	February 27, 2015

/s/ Frederick J. Holzgrefe, III Frederick J. Holzgrefe, III	Vice President of Finance and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 27, 2015

/s/ Stephanie R. Maschmeier Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 27, 2015

/s/ Herbert A. Trucksess, III Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 27, 2015

/s/ William F. Evans William F. Evans	Director	February 27, 2015

/s/ Linda J. French Linda J. French	Director	February 27, 2015

/s/ John J. Holland John J. Holland	Director	February 27, 2015

/s/ Bjorn E. Olsson Bjorn E. Olsson	Director	February 27, 2015

/s/ Douglas W. Rockel Douglas W. Rockel	Director	February 27, 2015

/s/ Jeffrey C. Ward Jeffrey C. Ward	Director	February 27, 2015

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).
3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).
3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).
10.1	Master Separation and Distribution Agreement between Yellow Corporation (n/k/a Yellow Worldwide Inc.) and Saia, Inc. dated as of September 30, 2002 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended September 30, 2002).
10.2.1	Fourth Amended and Restated Credit Agreement, dated as of November 30, 2011, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent, Collateral Agent and Joint Lead Arranger, SunTrust Bank, as Documentation Agent, SunTrust Robinson Humphrey, Inc., as Joint Lead Arranger, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.2.2	First Amendment To Fourth Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).
10.3.1	Amended and Restated Master Shelf Agreement dated as of June 26, 2009, between Saia, Inc., Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and the Purchasers named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49938) filed on June 30, 2009).
10.3.2	First Amendment to Amended and Restated Master Shelf Agreement dated as of December 22, 2009 between Saia Inc., The Prudential Insurance Company of America and the note holders named therein (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 22, 2009).
10.3.3	Second Amendment to Amended and Restated Master Shelf Agreement, dated as of November 30, 2011, between Saia, Inc., The Prudential Insurance Company of America and other noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on December 6, 2011).
10.3.4	Third Amendment to Amended and Restated Master Shelf Agreement, dated as of June 28, 2013, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 5, 2013).
10.4	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*
10.5.1	Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*
10.5.2	Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*
10.5.3	Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

Exhibit Number	Description of Exhibit
10.5.4	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess, III (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.6.1	Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*
10.6.2	Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.6.3	Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).*
10.7.1	Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*
10.7.2	Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.8	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Mark H. Robinson (incorporated herein by reference to Exhibit 10.7 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.9	Amendment to Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Sally R. Buchholz (incorporated herein by reference to Exhibit 10.8 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*
10.11.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*
10.11.2	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*
10.11.3	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).*
10.11.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).*
10.12	Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).*
10.13	Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).*
10.14.1	SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.13 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2006).*
10.14.2	First Amendment to the SCS Transportation, Inc. 2002 Substitute Option Plan (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 7, 2006).*
10.15	Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).*

Exhibit Number	Description of Exhibit
10.16	SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*
10.17	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*
10.18	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*
10.19	Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*
10.20	Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.25 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2011).*
10.21	Form of Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*
10.22	Employee Nonqualified Stock Option Agreement, dated as of February 3, 2015, between Saia, Inc., and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*
10.23	Employee Nonqualified Stock Option Agreement, dated as of February 3, 2015, between Saia, Inc., and Frederick J. Holzgrefe, III (incorporated herein by reference to Exhibit 10.3 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*
10.24	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*
10.25	Severance Agreement, dated as of February 3, 2015, between Saia, Inc., and Frederick J. Holzgrefe, III (incorporated herein by reference to Exhibit 10.5 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*
14.1	Code of Business Conduct and Ethics.
21.1	Subsidiaries of Registrant
23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).
32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.