Form 10-Q
period 2015-03-31
SAIA INC
filed 2015-04-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 30, 2015
Common Stock, par value $.001 per share	25,089,833

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2015	December 31, 2014
	(in thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$196	$4,367
Accounts receivable, net	140,330	128,367
Prepaid expenses and other	55,492	56,902

Total current assets	196,018	189,636
Property and Equipment, at cost	924,466	891,145
Less-accumulated depreciation	417,271	407,505

Net property and equipment	507,195	483,640
Goodwill and Identifiable Intangibles, net	30,987	8,174
Other Noncurrent Assets	5,323	4,995

Total assets	$739,523	$686,445

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$57,346	$42,388
Wages, vacation and employees’ benefits	33,187	28,777
Other current liabilities	46,948	50,176
Current portion of long-term debt	9,560	9,138

Total current liabilities	147,041	130,479
Other Liabilities:
Long-term debt, less current portion	98,076	73,897
Deferred income taxes	76,853	78,406
Claims, insurance and other	38,300	36,757

Total other liabilities	213,229	189,060
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,089,833 and 24,871,806 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	25	25
Additional paid-in-capital	223,846	223,713
Deferred compensation trust, 202,407 and 193,607 shares of common stock at cost at March 31, 2015 and December 31, 2014, respectively	(2,580)	(2,189)
Retained earnings	157,962	145,357

Total stockholders’ equity	379,253	366,906

Total liabilities and stockholders’ equity	$739,523	$686,445

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2015 and 2014

(unaudited)

	First Quarter
	2015	2014
	(in thousands, except per share data)
Operating Revenue	$293,022	$299,730
Operating Expenses:
Salaries, wages and employees’ benefits	157,729	150,222
Purchased transportation	17,714	21,991
Fuel, operating expenses and supplies	67,145	79,959
Operating taxes and licenses	9,096	8,975
Claims and insurance	4,837	9,518
Depreciation and amortization	15,199	13,841
Operating losses (gains), net	69	(7)

Total operating expenses	271,789	284,499

Operating Income	21,233	15,231
Nonoperating Expenses:
Interest expense	1,019	1,316
Other, net	(51)	(30)

Nonoperating expenses, net	968	1,286

Income Before Income Taxes	20,265	13,945
Income Tax Provision	7,660	5,369

Net Income	$12,605	$8,576

Weighted average common shares outstanding – basic	24,803	24,382

Weighted average common shares outstanding – diluted	25,513	25,361

Basic Earnings Per Share	$0.51	$0.35

Diluted Earnings Per Share	$0.49	$0.34

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2015 and 2014

(unaudited)

	First Quarter
	2015	2014
	(in thousands)
Operating Activities:
Net income	$12,605	$8,576
Noncash items included in net income:
Depreciation and amortization	15,199	13,841
Other, net	2,060	2,048
Changes in operating assets and liabilities, net	(3,704)	(20,346)

Net cash provided by operating activities	26,160	4,119

Investing Activities:

Acquisition of business	(23,080)	—
Acquisition of property and equipment	(30,064)	(8,379)
Proceeds from disposal of property and equipment	294	156

Net cash used in investing activities	(52,850)	(8,223)

Financing Activities:
Repayment of revolving credit agreement	(72,277)	(116,297)
Borrowing of revolving credit agreement	93,854	119,128
Proceeds from stock option exercises	1,842	1,956
Other Financing Activities	(900)	—

Net cash provided by financing activities	22,519	4,787

Net (Decrease) Increase in Cash and Cash Equivalents	(4,171)	683

Cash and cash equivalents, beginning of period	4,367	159

Cash and cash equivalents, end of period	$196	$842

Non Cash Investing Activities

Equipment financed with capital leases	$3,471	$—

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2015.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective February 2, 2015, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc., Saia Sales, LLC, Saia Logistics Services, LLC, formerly The RL Services Group, LLC, Saia MetroGo, LLC, formed on January 22, 2015 and LinkEx, Inc. acquired on February 2, 2015.

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

(2)	Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2015	2014

Numerator:
Net income	$12,605	$8,576

Denominator:
Denominator for basic earnings per share–weighted average common shares	24,803	24,382
Effect of dilutive stock options	155	244
Effect of other common stock equivalents	555	735

Denominator for diluted earnings per share–adjusted weighted average common shares	25,513	25,361

Basic Earnings Per Share	$0.51	$0.35

Diluted Earnings Per Share	$0.49	$0.34

For the quarter ended March 31, 2015, options to purchase 74,480 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter ended March 31, 2014, options to purchase 259,880 shares of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated fair value as of March 31, 2015 and December 31, 2014 because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities the estimated fair value of total debt at March 31, 2015 and December 31, 2014 was $108.3 million and $83.7 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $107.6 million and $83.0 million at March 31, 2015 and December 31, 2014, respectively.

(5)	Debt and Financing Arrangements

At March 31, 2015 and December 31, 2014, debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Credit Agreement with Banks, described below	$66,577	$45,000
Senior Notes under a Master Shelf Agreement, described below	21,429	21,429
Capital Leases, described below	19,630	16,606

Total debt	107,636	83,035
Less: current portion of long-term debt	9,560	9,138

Long-term debt, less current portion	$98,076	$73,897

On March 6, 2015, the Company entered into the Fifth Amended and Restated Credit Agreement with its banking group (as amended, the Restated Credit Agreement). The amendment increased the amount of the revolver from $200 million to $250 million and extended the term until March 2020. The amendment also reduced the interest rate pricing grid, eliminated both the borrowing base and the minimum tangible net worth covenant. On the same date, the Company also entered into the Second Amended and Restated Master Shelf Agreement with its long term note holders (as amended, the Restated Master Shelf Agreement) that made changes to this agreement to conform with certain changes in the Restated Credit Agreement.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points in each case based on the Company’s leverage ratio.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement.

At March 31, 2015, the Company had borrowings of $66.6 million and outstanding letters of credit of $41.3 million under the Restated Credit Agreement. At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment due December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $19.6 million with a seven year term. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at March 31, 2015 is 2.90%.

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2015	$9,358
2016	10,097
2017	10,097
2018	2,955
2019	2,955
Thereafter	74,355

Total	$109,817
Less: Amounts Representing Interest on Capital Leases	2,181

Total	$107,636

(6)	Acquisitions

On February 2, 2015, the Company acquired LinkEx, Inc., an asset-light third party logistics business based in Dallas, Texas. The Company believes this acquisition is a future growth opportunity for its portfolio of services in the asset-light market. This acquisition fits into the Company’s strategic goal of diversifying Saia’s portfolio of service offerings. Pursuant to the terms of the purchase agreement, the Company paid a purchase price of approximately $25 million, subject, in part, to meeting profit targets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2014 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; failure to achieve acquisition synergies; competitive initiatives and pricing pressures, including in connection with fuel surcharge; loss of significant customers; the Company’s need for capital and uncertainty of the credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks; the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, changes in interpretation of accounting principles and Homeland Security; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of healthcare reform legislation; social media risks; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings. These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue decreased by 2.2 percent in the first quarter of 2015 compared to the same period in 2014. The decrease resulted primarily from decreased tonnage and fuel surcharges largely offset by effective yield management.

Consolidated operating income was $21.2 million for the first quarter of 2015 compared to consolidated operating income of $15.2 million in the first quarter of 2014. In the first quarter of 2015, LTL tonnage per workday was down 6.6 percent versus the prior year quarter. Diluted earnings per share were $0.49 in the first quarter of 2015, compared to diluted earnings per share of $0.34 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 92.8 percent in the first quarter of 2015. This compares to 94.9 percent in the first quarter of 2014.

The Company had $26.2 million in cash provided by operating activities through the first three months of 2015 compared with cash provided in the amount of $4.1 million in the prior-year period largely due to working capital fluctuations. The Company had net cash used in investing activities of $52.9 million during the first three months of 2015 compared to $8.2 million in the first three months of 2014, which was primarily for the purchase of revenue equipment and the acquisition of LinkEx, Inc. The Company’s cash provided by financing activities was $22.5 million through the first three months of 2015 compared to $4.8 million provided by financing activities in the prior year period. The Company had $66.6 million in borrowings under its revolving credit agreement, outstanding letters of credit of $43.1 million and cash and cash equivalents balance of $0.2 million at March 31, 2015. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2015.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2015 and 2014

(unaudited)

			Percent Variance
	2015	2014	‘15 v. ‘14
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$293,022	$299,730	(2.2)
Operating Expenses:
Salaries, wages and employees’ benefits	157,729	150,222	5.0
Purchased transportation	17,714	21,991	(19.4)
Depreciation and amortization	15,199	13,841	9.8
Fuel and other operating expenses	81,147	98,445	(17.6)
Operating Income	21,233	15,231	39.4
Operating Ratio	92.8%	94.9%	2.1
Nonoperating Expense	968	1,286	(24.7)

Working Capital (as of March 31, 2015 and 2014)	48,977	30,499
Cash Flows provided by Operations (year to date)	26,160	4,119
Net Acquisitions of Property and Equipment (year to date)	29,770	8,223

Operating Statistics:
LTL Tonnage	884	947	(6.6)

LTL Shipments	1,542	1,586	(2.8)

LTL Revenue per hundredweight	$15.17	$14.51	4.6

Quarter ended March 31, 2015 vs. Quarter ended March 31, 2014

Revenue and volume

Consolidated revenue decreased 2.2 percent to $293.0 million primarily as a result of decreased tonnage and fuel surcharges which were largely offset by effective yield management. Saia’s LTL revenue per hundredweight (a measure of yield) increased 4.6 percent to $15.17 per hundredweight for the first quarter of 2015 as a result of increased rates partially offset by decreased fuel surcharges. Saia’s LTL tonnage decreased 6.6 percent to 0.88 million tons. LTL shipments decreased 2.8 percent to 1.5 million shipments. Approximately 75 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue is subject to an annual general rate increase. On January 5, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising this 25 percent of operating revenue. Saia revised its fuel surcharge program effective February 2, 2015. On April 1, 2014, Saia implemented a 4.5 percent general rate increase for customers comprising this 25 percent of operating revenue. Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 12.7% of operating revenue for the quarter ended March 31, 2015 compared to 17.1% for the quarter ended March 31, 2014, as a result of lower fuel prices.

Operating expenses and margin

Consolidated operating income was $21.2 million in the first quarter of 2015 compared to operating income of $15.2 million in the prior year quarter. Overall, the operations were favorably impacted in 2015 by higher yield combined with continued network optimization initiatives. The first quarter 2015 operating ratio (operating expenses divided by operating revenue) was 92.8 percent compared to 94.9 percent for the same period in 2014. Results in the first quarter of 2015 were negatively impacted by adverse weather conditions as compared to 2014.

Salaries, wages and benefits increased $7.5 million in the first quarter of 2015 compared to the prior year period largely due to a 3 percent wage increase in July 2014 and higher wages associated with increased headcount. Fuel, operating expenses and supplies decreased $12.8 million in the first quarter of 2015 compared to the prior year period largely due to lower fuel costs and improved fuel efficiency partially offset by increased costs of other operating expenses and supplies. During the first quarter of 2015, claims and insurance expense was $4.7 million lower than the previous year quarter primarily due to decreased severity of accident claims during the quarter. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Purchased transportation decreased $4.3 million compared to the first quarter of 2014 primarily due to increased utilization of the Company’s drivers and lower utilization of more costly purchased transportation.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in first quarter 2015 was lower due to lower total borrowings at a lower interest rate in 2015. The effective tax rate was 37.8 percent and 38.5 percent for the quarter ended March 31, 2015 and March 31, 2014.

Net income was $12.6 million, or $0.49 per diluted share, in the first quarter of 2015 compared to net income of $8.6 million, or $0.34 per diluted share, in the first quarter of 2014.

Working capital/capital expenditures

Working capital at March 31, 2015 was $49.0 million which increased from working capital at March 31, 2014 of $30.5 million.

Current assets increased by $9.7 million as compared to March 31, 2014 and include an increase in other current assets of $11.9 million largely due to an increase in prepaid assets and income tax receivables. The increase in current assets was in addition to the decrease in current liabilities of $8.8 million primarily from a decrease in accounts payable. Cash flows provided by operating activities were $26.2 million for the three months ended March 31, 2015 versus $4.1 million provided by operating activities for the three months ended March 31, 2014. For the three months ended March 31, 2015, cash used in investing activities was $52.9 million versus $8.2 million in the prior year period. The increase in cash used in investing activities is driven by the timing of net capital expenditures for revenue equipment and the acquisition of LinkEx, Inc. For the three months ended March 31, 2015, net cash provided by financing activities was $22.5 million compared to $4.8 million of cash used in financing activities in the prior year period. Capital expenditures are primarily for revenue equipment.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. While improved in recent years, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially change the excess industry capacity. The Company continues to pursue revenue and cost initiatives to improve profitability. On January 5, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 25 percent of operating revenue. Saia revised its fuel surcharge program effective February 2, 2015. The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2014, the Company implemented a market competitive salary and wage increase for all of its employees. The impact of the July 2014 compensation increase of approximately three percent is expected to be approximately $14 million annually. The Company anticipates the impact of the July 2014 compensation increase to be partially offset by further productivity and efficiency gains. The Company also anticipates market competitive salary and wage increases in 2015.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $250 million in availability, and expires in March 2020. The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement). The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Restated Credit Agreement.

At March 31, 2015, the Company had borrowings of $66.6 million and outstanding letters of credit of $41.3 million under the Restated Credit Agreement. At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent. Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made December 2013. The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $19.6 million with a seven year term. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at March 31, 2015 is 2.90%.

Other

Projected net capital expenditures for 2015 are approximately $125 million. This represents an approximate $13 million increase from 2014 net capital expenditures of $112 million for property and equipment. Approximately $34.4 million of the 2015 capital budget was committed as of March 31, 2015. Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. Cash flows from operating activities were $102.2 million for the year ended December 31, 2014, while net cash used in investing activities was $94.8 million. Cash flows provided by operating activities were $26.2 million for the three months ended March 31, 2015; $22.0 million higher than the prior year largely due to working capital fluctuations. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at March 31, 2015.

At March 31, 2015, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000. Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points. At March 31, 2015, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.8 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.1 million for the remainder of 2015 and decreasing for each year thereafter based on borrowings outstanding at March 31, 2015.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of March 31, 2015 (in millions):

	Payments due by year
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$66.6	$66.6
Long-term debt	7.1	7.1	7.2	—	—	—	21.4
Leases:
Capital Leases	1.8	2.5	2.5	2.6	2.7	7.5	19.6
Operating leases	10.6	11.7	10.3	7.9	5.9	13.7	60.1
Purchase obligations (1)	36.5	—	—	—	—	—	36.5

Total contractual obligations	$56.0	$21.3	$20.0	$10.5	$8.6	$87.8	$204.2

(1)	Includes commitments of $34.4 million for capital expenditures.

	Amount of commitment expiration by year
	2015	2016	2017	2018	2019	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$142.1	$142.1
Letters of credit	41.3	—	—	—	—	—	41.3
Surety bonds	4.4	18.3	—	—	—	—	22.7

Total commercial commitments	$45.7	$18.3	$—	$—	$—	$142.1	$206.1

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $1.2 million and accrued interest and penalties of $1.3 million related to the unrecognized tax benefits as of March 31, 2015. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2015. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2015
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value

Fixed rate debt	$8.9	$9.6	$9.7	$2.6	$2.7	$7.5	$41.0	$41.7
Average interest rate	4.6%	4.6%	4.6%	2.9%	2.9%	2.9%
Variable rate debt	—	—	—	$66.6	—	—	$66.6	$66.6
Average interest rate	—	—	—	1.6%	—	—

Item 4.	Controls and Procedures

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2015 through January 31, 2015	1,000	(2)	$45.36	(2)	—	$—
February 1, 2015 through February 28, 2015	7,800	(3)	44.37	(3)	—	—
March 1, 2015 through March 31, 2015	—	(4)	—	(4)	—	—

Total	8,800				—

(1)	Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.
(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2015 through January 31, 2015.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2015 through February 28, 2015.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2015 through March 31, 2015.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 6, 2015, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 9, 2015).

10.2	Second Amended and Restated Master Shelf Agreement, dated as of March 6, 2015, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 9, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 30, 2015	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
Vice President of Finance and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc. as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.3	Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	Fifth Amended and Restated Credit Agreement, dated as of March 6, 2015, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 9, 2015).

10.2	Second Amended and Restated Master Shelf Agreement, dated as of March 6, 2015, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 9, 2015).

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1