Form 10-Q
period 2015-06-30
SAIA INC
filed 2015-07-31
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 31, 2015
Common Stock, par value $.001 per share	25,128,631

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2015	December 31, 2014
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$3,663	$4,367
Accounts receivable, net	146,202	128,367
Prepaid expenses and other	44,132	56,902
Total current assets	193,997	189,636
Property and Equipment, at cost	957,345	891,145
Less-accumulated depreciation	429,698	407,505
Net property and equipment	527,647	483,640
Goodwill and Identifiable Intangibles, net	29,420	8,174
Other Noncurrent Assets	5,275	4,995
Total assets	$756,339	$686,445
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,939	$42,388
Wages, vacation and employees’ benefits	38,844	28,777
Other current liabilities	49,017	50,176
Current portion of long-term debt	11,215	9,138
Total current liabilities	149,015	130,479
Other Liabilities:
Long-term debt, less current portion	97,419	73,897
Deferred income taxes	74,224	78,406
Claims, insurance and other	34,689	36,757
Total other liabilities	206,332	189,060
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,128,631 and 24,871,806 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in-capital	226,891	223,713
Deferred compensation trust, 170,413 and 193,607 shares of common stock at cost at June 30, 2015 and December 31, 2014, respectively	(3,133)	(2,189)
Retained earnings	177,209	145,357
Total stockholders’ equity	400,992	366,906
Total liabilities and stockholders’ equity	$756,339	$686,445

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2015 and 2014

(unaudited)

	Second Quarter		Six Months
	2015	2014	2015	2014
	(in thousands, except per share data)
Operating Revenue	$323,480	$330,399	$616,502	$630,129
Operating Expenses:
Salaries, wages and employees’ benefits	170,465	160,204	328,194	310,426
Purchased transportation	20,184	27,926	37,898	49,917
Fuel, operating expenses and supplies	69,165	81,276	136,310	161,235
Operating taxes and licenses	9,411	8,993	18,507	17,968
Claims and insurance	6,361	14,177	11,198	23,695
Depreciation and amortization	16,561	15,087	31,760	28,928
Operating losses (gains), net	52	(5)	121	(12)
Total operating expenses	292,199	307,658	563,988	592,157
Operating Income	31,281	22,741	52,514	37,972
Nonoperating Expenses:
Interest expense	1,074	1,177	2,093	2,493
Other, net	(14)	(35)	(65)	(65)
Nonoperating expenses, net	1,060	1,142	2,028	2,428
Income Before Income Taxes	30,221	21,599	50,486	35,544
Income Tax Provision	10,974	8,031	18,634	13,400
Net Income	$19,247	$13,568	$31,852	$22,144

Weighted average common shares outstanding – basic	24,936	24,484	24,870	24,434
Weighted average common shares outstanding – diluted	25,561	25,447	25,526	25,396

Basic Earnings Per Share	$0.77	$0.55	$1.28	$0.91
Diluted Earnings Per Share	$0.75	$0.53	$1.25	$0.87

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2015 and 2014

(unaudited)

	Six Months
	2015	2014
	(in thousands)
Operating Activities:
Net income	$31,852	$22,144
Noncash items included in net income:
Depreciation and amortization	31,760	28,928
Other, net	(27)	4,318
Changes in operating assets and liabilities, net	3,460	(8,515)
Net cash provided by operating activities	67,045	46,875
Investing Activities:
Acquisition of business	(22,238)	—
Acquisition of property and equipment	(56,466)	(67,077)
Proceeds from disposal of property and equipment	517	421
Net cash used in investing activities	(78,187)	(66,656)
Financing Activities:
Repayment of revolving credit agreement	(131,504)	(191,430)
Borrowing of revolving credit agreement	144,504	213,852
Proceeds from stock option exercises	2,629	2,559
Repayment of senior notes	(3,571)	(3,571)
Payment of capital lease obligations	(1,165)	—
Payment of debt issuance costs	(455)	—
Other Financing Activities	—	—
Net cash provided by financing activities	10,438	21,410
Net (Decrease) Increase in Cash and Cash Equivalents	(704)	1,629
Cash and cash equivalents, beginning of period	4,367	159
Cash and cash equivalents, end of period	$3,663	$1,788
Non Cash Investing Activities
Equipment financed with capital leases	$17,336	$—

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the quarter and six months ended are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2015.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries.  Effective February 2, 2015, the Company’s subsidiaries were as follows:  Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc.; Saia Sales, LLC; Saia Logistics Services, LLC, formerly The RL Services Group, LLC; Saia MetroGo, LLC, formed on January 22, 2015 and LinkEx, Inc. acquired on February 2, 2015.

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018.  Early application is permitted for the Company on January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to classify all debt issuance costs as a deduction from the corresponding liability on the balance sheet.  The new standard is effective for the Company on January 1, 2016 and requires retrospective application.  Early application is permitted.  The Company is evaluating the effect that ASU No. 2015-03 will have on its consolidated financial statements and related disclosures.  The Company has not yet completed its evaluation of the effect of the standard on its ongoing financial reporting.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2015	2014	2015	2014
Numerator:
Net income	$19,247	$13,568	$31,852	$22,144
Denominator:
Denominator for basic earnings per share–weighted average common shares	24,936	24,484	24,870	24,434
Effect of dilutive stock options	128	232	143	235
Effect of other common stock equivalents	497	731	513	727
Denominator for diluted earnings per share–adjusted weighted average common shares	25,561	25,447	25,526	25,396

Basic Earnings Per Share	$0.77	$0.55	$1.28	$0.91

Diluted Earnings Per Share	$0.75	$0.53	$1.25	$0.87

For the quarter and six months ended June 30, 2015, options to purchase 125,536 and 117,600 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2014, options to purchase 114,976 and 92,376 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated fair value as of June 30, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities the estimated fair value of total debt at June 30, 2015 and December 31, 2014 was $109.3 million and $83.7 million, respectively, based upon level two in the fair value hierarchy.  The carrying value of the debt was $108.6 million and $83.0 million at June 30, 2015 and December 31, 2014, respectively.

(5) Debt and Financing Arrangements

At June 30, 2015 and December 31, 2014, debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Credit Agreement with Banks, described below	$58,000	$45,000
Senior Notes under a Master Shelf Agreement, described below	17,857	21,429
Capital Leases, described below	32,777	16,606
Total debt	108,634	83,035
Less: current portion of long-term debt	11,215	9,138
Long-term debt, less current portion	$97,419	$73,897

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

At June 30, 2015, the Company had borrowings of $58.0 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent.  Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made in December 2013.  The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $32.8 million with seven year terms.  Amortization of assets held under the capital leases is included in depreciation expense.  The weighted average interest rate for the capital leases at June 30, 2015 is 2.88%.

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2015	$6,053
2016	12,106
2017	12,106
2018	4,964
2019	4,964
Thereafter	72,034
Total	$112,227
Less: Amounts Representing Interest on Capital Leases	3,593
Total	$108,634

(6) Acquisitions

On February 2, 2015, the Company acquired LinkEx, Inc., an asset-light third party logistics business based in Dallas, Texas.   The Company believes this acquisition is a future growth opportunity for its portfolio of services in the asset-light market. This acquisition fits into the Company’s strategic goal of diversifying Saia’s portfolio of service offerings.  Pursuant to the terms of the purchase agreement, the Company paid a purchase price of up to approximately $25 million, subject, in part, to meeting profit targets.  The accounting for this acquisition is considered preliminary, as we expect to finalize the valuation of identifiable intangible assets and goodwill (both on a book basis and tax basis) during the fourth quarter of 2015.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; the creditworthiness of our customers and their ability to pay for services; failure to achieve acquisition synergies; competitive initiatives and pricing pressures, including in connection with fuel surcharge; loss of significant customers; the Company’s need for capital and uncertainty of the credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks;  the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations and the Food and Drug Administation (FDA); changes in interpretation of accounting principles; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; effectiveness of Company-specific performance improvement initiatives; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of healthcare reform legislation; social media risks; cyber-security risk; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.  These factors and risks are described in Part II, Item 1A. “Risk Factors“ of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy.  The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography.  The Company’s business is labor intensive, capital intensive and service sensitive.  The Company looks for opportunities to improve cost effectiveness, safety and asset utilization.  Pricing initiatives have had a positive impact on yield and profitability.  The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction.  Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue decreased by 2.1 percent in the second quarter of 2015 compared to the same period in 2014.  The decrease resulted primarily from a decline in shipments, tonnage and fuel surcharge revenue partially offset by effective yield management.

Consolidated operating income was $31.3 million for the second quarter of 2015 compared to consolidated operating income of $22.7 million for the second quarter of 2014.  In the second quarter of 2015, LTL tonnage per workday was down 6.0 percent versus the prior year quarter.  Diluted earnings per share were $0.75 in the second quarter of 2015, compared to diluted earnings per share of $0.53 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 90.3 percent in the second quarter of 2015. This compares to 93.1 percent in the second quarter of 2014.

The Company had $67.0 million in cash provided by operating activities through the first six months of 2015 compared with cash provided in the amount of $46.9 million in the prior year period largely due to working capital fluctuations and a significant increase in operating income for the six months ended June 30, 2015.  The Company had net cash used in investing activities of $78.1 million during the first six months of 2015 compared to $66.7 million in the first six months of 2014, which was primarily for the purchase of revenue equipment and the acquisition of LinkEx, Inc.  The Company’s cash provided by financing activities was $10.4 million through the first six months of 2015 compared to $21.4 million in the prior year period. The Company had $58.0 million in borrowings under its revolving credit agreement, outstanding letters of credit of $44.8 million and cash and cash equivalents balance of $3.7 million at June 30, 2015.  The Company was in compliance with the debt covenants under its debt agreements at June 30, 2015.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2015 and 2014

(unaudited)

			Percent
			Variance
	2015	2014	'15 v. '14
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$323,480	$330,399	(2.1)
Operating Expenses:
Salaries, wages and employees’ benefits	170,465	160,204	6.4
Purchased transportation	20,184	27,926	(27.7)
Depreciation and amortization	16,561	15,087	9.8
Fuel and other operating expenses	84,989	104,441	(18.6)
Operating Income	31,281	22,741	37.6
Operating Ratio	90.3%	93.1%	2.8
Nonoperating Expense	1,060	1,142	(7.2)

Working Capital (as of June 30, 2015 and 2014)	44,982	41,063
Cash Flows provided by Operations (year to date)	67,045	46,875
Net Acquisitions of Property and Equipment (year to date)	55,949	66,656

Operating Statistics:
LTL Tonnage	960	1,021	(6.0)

LTL Shipments	1,683	1,732	(2.9)

LTL Revenue per hundredweight	$15.42	$14.85	3.9

Quarter and six months ended June 30, 2015 compared to Quarter and six months ended June 30, 2014

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2015 decreased 2.1 percent to $323.5 million primarily as a result of decreased tonnage, shipments and fuel surcharges which were partially offset by effective yield management.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.9 percent to $15.42 per hundredweight for the second quarter of 2015 as a result of increased rates partially offset by decreased fuel surcharges.  Saia’s LTL tonnage decreased 6.0 percent to 1.0 million tons.  LTL shipments decreased 2.9 percent to 1.7 million shipments.  Approximately 75 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year.  The remaining 25 percent of operating revenue is subject to an annual general rate increase.  On January 5, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising this 25 percent of operating revenue.  On April 1, 2014, Saia implemented a 4.5 percent general rate increase for customers comprising this 25 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa.  Saia revised its fuel surcharge program effective February 2, 2015.  Fuel surcharge revenue decreased to 12.3% of operating revenue for the quarter ended June 30, 2015 compared to 17.0% for the quarter ended June 30, 2014, as a result of lower fuel prices.

For the six months ended June 30, 2015, operating revenues were $616.5 million, down 2.2 percent from $630.1 million for the six months ended June 30, 2014, primarily due to decreased tonnage, shipments and fuel surcharges, partially offset by effective yield management.  Fuel surcharge revenue decreased to 12.4% of operating revenue for the six months ended June 30, 2014 compared to 17.0% for the six months ended June 30, 2014, as a result of lower fuel prices.

Operating expenses and margin

Consolidated operating income was $31.3 million in the second quarter of 2015 compared to operating income of $22.7 million in the prior year quarter.  Overall, the operations were favorably impacted in 2015 by higher yield combined with continued network optimization initiatives and improved safety and cargo claims results.  The second quarter 2015 operating ratio (operating expenses divided by operating revenue) was 90.3 percent compared to 93.1 percent for the same period in 2014.

Salaries, wages and benefits increased $10.3 million in the second quarter of 2015 compared to the prior year period largely due to a 3 percent wage increase in July 2014 and higher wages associated with increased headcount. Fuel, operating expenses and supplies decreased $12.1 million in the second quarter of 2015 compared to the prior year period largely due to lower fuel costs and improved fuel efficiency partially offset by increased costs of other operating expenses and supplies.  During the second quarter of 2015, claims and insurance expense was $7.8 million lower than the previous year quarter primarily due to decreased severity of accident claims during the quarter along with decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation decreased $7.7 million compared to the second quarter of 2014 primarily due to increased utilization of the Company’s drivers and lower utilization of more costly purchased transportation.

For the six months ended June 30, 2015 operating income was $52.5 million, up 38.3 percent compared to $38.0 million for the six months ended June 30, 2014.

Salaries, wages and benefits increased $17.8 million during the first six months of 2015 compared to the prior year period largely due to a 3 percent wage increase in July 2014 and higher wages associated with increased headcount. Fuel, operating expenses and supplies decreased $24.9 million during the first six months of 2015 compared to the prior year period largely due to lower fuel costs and improved fuel efficiency partially offset by increased costs of other operating expenses and supplies.  During the first six months of 2015, claims and insurance expense was $12.5 million lower than the prior year period primarily due to decreased severity of accident claims during the period along with decreased cargo claims. Purchased transportation decreased $12.0 million compared to the first six months of 2014 primarily due to increased utilization of the Company’s drivers and lower utilization of more costly purchased transportation.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in second quarter 2015 was lower due to lower interest rates in 2015. The effective tax rate was 36.3 percent and 37.2 percent for the quarter ended June 30, 2015 and June 30, 2014, respectively.  For the six months ended June 30, 2015, the effective tax rate was 36.9 percent compared to 37.7 percent for the six months ended June 30, 2014.

Net income was $19.2 million, or $0.75 per diluted share, in the second quarter of 2015 compared to net income of $13.6 million, or $0.53 per diluted share, in the second quarter of 2014.  Net income was $31.9 million, or $1.25 per diluted share, for the first six months of 2015 compared to net income of $22.1 million, or $0.87 per diluted share, for the first six months of 2014.

Working capital/capital expenditures

Working capital at June 30, 2015 was $45.0 million which increased from working capital at June 30, 2014 of $41.1 million.

Current assets decreased by $0.5 million as compared to June 30, 2014 and include a $2.6 million decrease in accounts receivable.  The decrease in current assets was less than the $4.4 million decrease in current liabilities largely due to a decrease in accounts payable.  Cash flows provided by operating activities were $67.0 million for the six months ended June 30, 2015 versus $46.9 million provided by operating activities for the six months ended June 30, 2014.  For the six months ended June 30, 2015, cash used in investing activities was $78.1 million versus $66.7 million in the prior year period.  The increase in cash used in investing activities is driven by the timing of net capital expenditures for revenue equipment and the acquisition of LinkEx, Inc.  For the six months ended June 30, 2015, net cash provided by financing activities was $10.4 million compared to $21.4 million in the prior year period.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  While improved in recent years, there remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  If significant competitors were to cease operations and their capacity leave the market, current industry conditions could improve.  However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially change the industry capacity.  The Company continues to pursue revenue and cost initiatives to improve profitability.  On January 5, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 25 percent of operating revenue.  Saia revised its fuel surcharge program effective February 2, 2015.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2015, the Company implemented a market competitive salary and wage increase for all of its employees.  The impact of the July 2015 compensation increase is expected to be approximately $20 million annually.  The Company anticipates the impact of the July 2015 compensation increase to be partially offset by further productivity and efficiency gains.

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

New Accounting Pronouncements

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018.  Early application is permitted for the Company on January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to classify all debt issuance costs as a deduction from the corresponding liability on the balance sheet.  The new standard is effective for the Company on January 1, 2016 and requires retrospective application.  Early application is permitted.  The Company is evaluating the effect that ASU No. 2015-03 will have on its consolidated financial statements and related disclosures.  The Company has not yet completed its evaluation of the effect of the standard on its ongoing financial reporting.

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

At June 30, 2015, the Company had borrowings of $58.0 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $32.8 million with seven year terms.  Amortization of assets held under the capital leases is included in depreciation expense.  The weighted average interest rate for the capital leases at June 30, 2015 is 2.88%.

Other

Projected net capital expenditures for 2015 are approximately $125 million. This represents an approximate $13 million increase from 2014 net capital expenditures of $112 million for property and equipment.  Approximately $13.3 million of the 2015 capital budget was committed as of June 30, 2015.  Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements.  Cash flows from operating activities were $102.2 million for the year ended December 31, 2014, while net cash used in investing activities was $94.8 million.  Cash flows provided by operating activities were $67.0 million for the six months ended June 30, 2015; $20.1 million higher than the prior year largely due to both improved profitability and changes in working capital.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at June 30, 2015.

At June 30, 2015, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000.  Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points.  At June 30, 2015, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.8 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the "Contractual Obligations" table below.  See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.  In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.1 million for the remainder of 2015 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2015.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of June 30, 2015 (in millions):

	Payments due by year
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$58.0	$58.0
Long-term debt	3.6	7.1	7.2	—	—	—	17.9
Leases:
Capital Leases	2.5	4.9	5.0	5.0	5.0	13.9	36.3
Operating leases	7.3	12.3	10.7	8.4	6.3	14.7	59.7
Purchase obligations (1)	15.6	—	—	—	—	—	15.6
Total contractual obligations	$29.0	$24.3	$22.9	$13.4	$11.3	$86.6	$187.5

(1)	Includes commitments of $13.3 million for capital expenditures.

	Amount of commitment expiration by year
	2015	2016	2017	2018	2019	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$147.2	$147.2
Letters of credit	—	44.4	0.4	—	—	—	44.8
Surety bonds	2.9	19.8	—	—	—	—	22.7
Total commercial commitments	$2.9	$64.2	$0	$—	$—	$147.2	$214.7

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $1.2 million and accrued interest and penalties of $1.0 million related to the unrecognized tax benefits as of June 30, 2015.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  The Company has self-insured retention limits generally ranging from $250,000 to $2.0 million per claim for medical, workers' compensation, auto liability, casualty and cargo claims.  The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, past experience and other assumptions.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2015.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2015
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$5.6	$11.2	$11.5	$4.4	$4.5	$13.5	$50.7	$51.3
Average interest rate	4.6%	4.6%	4.6%	2.9%	2.9%	2.9%
Variable rate debt	—	—	—	—	—	$58.0	$58.0	$58.0
Average interest rate	—	—	—	—	—	1.7%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2015 through
April 30, 2015	38,785	(2)	$40.42	(2)	—	$—
May 1, 2015 through
May 31, 2015	2,300	(3)	41.50	(3)	—	—
June 1, 2015 through
June 30, 2015	—	(4)	—	(4)	—	—
Total	41,085				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)

The Saia, Inc. Executive Capital Accumulation Plan sold 73,079 shares of Saia stock at an average price of $42.70 per share on the open market during the period of April 1, 2015 through April 30, 2015.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2015 through May 31, 2015.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2015 through June 30, 2015.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 31, 2015	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

E-1