Form 10-Q
period 2015-09-30
SAIA INC
filed 2015-10-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 29, 2015
Common Stock, par value $.001 per share	25,136,476

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2015	December 31, 2014
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$4,540	$4,367
Accounts receivable, net	139,041	128,367
Prepaid expenses and other	42,156	56,902
Total current assets	185,737	189,636
Property and Equipment, at cost	975,874	891,145
Less-accumulated depreciation	443,330	407,505
Net property and equipment	532,544	483,640
Goodwill and Identifiable Intangibles, net	27,381	8,174
Other Noncurrent Assets	5,325	4,995
Total assets	$750,987	$686,445
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,504	$42,388
Wages, vacation and employees’ benefits	32,463	28,777
Other current liabilities	50,495	50,176
Current portion of long-term debt	12,031	9,138
Total current liabilities	154,493	130,479
Other Liabilities:
Long-term debt, less current portion	69,163	73,897
Deferred income taxes	77,775	78,406
Claims, insurance and other	35,728	36,757
Total other liabilities	182,666	189,060
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,136,476 and 24,871,806 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	25	25
Additional paid-in-capital	228,015	223,713
Deferred compensation trust, 172,266 and 193,607 shares of common stock at cost at September 30, 2015 and December 31, 2014, respectively	(3,198)	(2,189)
Retained earnings	188,986	145,357
Total stockholders’ equity	413,828	366,906
Total liabilities and stockholders’ equity	$750,987	$686,445

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2015 and 2014

(unaudited)

	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in thousands, except per share data)
Operating Revenue	$317,199	$332,544	$933,701	$962,673
Operating Expenses:
Salaries, wages and employees’ benefits	177,623	166,353	505,817	476,779
Purchased transportation	19,314	27,479	57,212	77,396
Fuel, operating expenses and supplies	65,122	80,206	201,432	241,441
Operating taxes and licenses	9,258	9,033	27,765	27,001
Claims and insurance	9,146	6,956	20,344	30,651
Depreciation and amortization	16,765	15,336	48,525	44,264
Operating losses, net	126	32	247	20
Total operating expenses	297,354	305,395	861,342	897,552
Operating Income	19,845	27,149	72,359	65,121
Nonoperating Expenses:
Interest expense	1,033	1,064	3,126	3,557
Other, net	46	16	(19)	(49)
Nonoperating expenses, net	1,079	1,080	3,107	3,508
Income Before Income Taxes	18,766	26,069	69,252	61,613
Income Tax Provision	6,989	9,791	25,623	23,191
Net Income	$11,777	$16,278	$43,629	$38,422

Weighted average common shares outstanding – basic	24,963	24,527	24,901	24,465
Weighted average common shares outstanding – diluted	25,555	25,505	25,525	25,436

Basic Earnings Per Share	$0.47	$0.66	$1.75	$1.57
Diluted Earnings Per Share	$0.46	$0.64	$1.71	$1.51

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

(unaudited)

	Nine Months
	2015	2014
	(in thousands)
Operating Activities:
Net income	$43,629	$38,422
Noncash items included in net income:
Depreciation and amortization	48,525	44,264
Other, net	5,538	6,097
Changes in operating assets and liabilities, net	16,346	3,234
Net cash provided by operating activities	114,038	92,017
Investing Activities:
Acquisition of business	(22,238)	—
Acquisition of property and equipment	(68,835)	(79,773)
Proceeds from disposal of property and equipment	665	2,590
Net cash used in investing activities	(90,408)	(77,183)
Financing Activities:
Repayment of revolving credit agreement	(217,906)	(278,893)
Borrowing of revolving credit agreement	197,906	270,576
Proceeds from stock option exercises	2,816	4,159
Repayment of senior notes	(3,571)	(3,571)
Repayment of capital lease obligations	(2,247)	(20)
Payment of debt issuance costs	(455)	—
Net cash used in financing activities	(23,457)	(7,749)
Net Increase in Cash and Cash Equivalents	173	7,085
Cash and cash equivalents, beginning of period	4,367	159
Cash and cash equivalents, end of period	$4,540	$7,244

Non Cash Investing Activities
Equipment financed with capital leases	$23,979	$8,328

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  Operating results for the quarter and nine months ended are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2015.

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

Accounting Pronouncements Adopted During 2015

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to retrospectively classify debt issuance costs as a deduction from the corresponding liability on the balance sheet. In August 2015, the FASB issued ASU 2015-15 to clarify that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  The Company adopted ASU 2015-03 as of September 30, 2015, which did not have an impact on our comparative consolidated balance sheets as the Company’s unamortized debt issuance costs at the time of adoption are related to line-of-credit arrangements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018.  Early application is permitted for the Company on January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2015	2014	2015	2014
Numerator:
Net income	$11,777	$16,278	$43,629	$38,422
Denominator:
Denominator for basic earnings per share–weighted average common shares	24,963	24,527	24,901	24,465
Effect of dilutive stock options	87	242	113	240
Effect of other common stock equivalents	505	736	511	731
Denominator for diluted earnings per share–adjusted weighted average common shares	25,555	25,505	25,525	25,436

Basic Earnings Per Share	$0.47	$0.66	$1.75	$1.57

Diluted Earnings Per Share	$0.46	$0.64	$1.71	$1.51

For the quarter and nine months ended September 30, 2015, options to purchase 125,536 and 111,320 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and nine months ended September 30, 2014, options to purchase 87 and 98,385 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and other current liabilities approximated fair value as of September 30, 2015 and December 31, 2014 because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities the estimated fair value of total debt at September 30, 2015 and December 31, 2014 was $81.9 million and $83.7 million, respectively, based upon level two in the fair value hierarchy.  The carrying value of the debt was $81.2 million and $83.0 million at September 30, 2015 and December 31, 2014, respectively.

(5) Debt and Financing Arrangements

At September 30, 2015 and December 31, 2014, debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Credit Agreement with Banks, described below	$25,000	$45,000
Senior Notes under a Master Shelf Agreement, described below	17,857	21,429
Capital Leases, described below	38,337	16,606
Total debt	81,194	83,035
Less: current portion of long-term debt	12,031	9,138
Long-term debt, less current portion	$69,163	$73,897

On March 6, 2015, the Company entered into the Fifth Amended and Restated Credit Agreement with its banking group (as amended, the Restated Credit Agreement).  The amendment increased the amount of the revolver from $200 million to $250 million and extended the term until March 2020.  The amendment also reduced the interest rate pricing grid and eliminated both the borrowing base and the minimum tangible net worth covenant.  On the same date, the Company also entered into the Second Amended and Restated Master Shelf Agreement with its long term note holders (as amended, the Restated Master Shelf Agreement) that made changes to this agreement to conform with certain changes in the Restated Credit Agreement.

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

At September 30, 2015, the Company had borrowings of $25.0 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates.  The Company issued an additional $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $38.3 million with seven year terms.  Amortization of assets held under the capital leases is included in depreciation expense.  The weighted average interest rate for the capital leases at September 30, 2015 is 2.87%.

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2015	$5,052
2016	13,066
2017	13,066
2018	5,923
2019	5,923
Thereafter	42,243
Total	$85,273
Less: Amounts Representing Interest on Capital Leases	4,079
Total	$81,194

(6) Acquisitions

On February 2, 2015, the Company acquired LinkEx, Inc., an asset-light third party logistics business based in Dallas, Texas.   The Company believes this acquisition is a future growth opportunity for its portfolio of services in the asset-light market. This acquisition fits into the Company’s strategic goal of diversifying Saia’s portfolio of service offerings.  Pursuant to the terms of the purchase agreement, the Company paid $23.1 million at the acquisition date with a potential earn-out of up to $3 million subject to meeting profit targets.  The Company concluded that LinkEx, Inc. will not likely meet these profit targets and, thus, has not recorded a liability related to contingent consideration as of the acquisition date.

The accounting for this acquisition is considered preliminary, as the Company expects to finalize the valuation of identifiable intangible assets and goodwill (both on a book basis and tax basis) during the fourth quarter of 2015.

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, assumptions and uncertainties include, but are not limited to, general economic conditions including downturns in the business cycle; effectiveness of Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels; the creditworthiness of our customers and their ability to pay for services; failure to achieve acquisition synergies; failure to operate and grow acquired businesses in a manner that supports the value allocated to these acquired businesses, including their goodwill; competitive initiatives and pricing pressures, including in connection with fuel surcharge; loss of significant customers; the Company’s need for capital and uncertainty of the credit markets; the possibility of defaults under the Company’s debt agreements (including violation of financial covenants); possible issuance of equity which would dilute stock ownership; integration risks;  the effect of litigation including class action lawsuits; cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets; governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations and the Food and Drug Administration (FDA); changes in interpretation of accounting principles; dependence on key employees; inclement weather; labor relations, including the adverse impact should a portion of the Company’s workforce become unionized; terrorism risks; self-insurance claims and other expense volatility; increased costs as a result of healthcare reform legislation; social media risks; cyber-security risk; and other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.  These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue decreased by 4.6 percent in the third quarter of 2015 compared to the same period in 2014.  The decrease resulted primarily from a decline in shipments, tonnage and fuel surcharge revenue partially offset by effective yield management.

Consolidated operating income was $19.8 million for the third quarter of 2015 compared to $27.1 million for the third quarter of 2014.  In the third quarter of 2015, LTL shipments and tonnage per workday were down 4.2 and 6.7 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.46 in the third quarter of 2015, compared to diluted earnings per share of $0.64 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 93.7 percent in the third quarter of 2015. This compares to 91.8 percent in the third quarter of 2014.

The Company generated $114.0 million in cash provided by operating activities through the first nine months of 2015 compared with $92.0 million in the prior year period largely due to working capital fluctuations, an increase in operating income, along with an increase in non-cash items included in net income for the nine months ended September 30, 2015.  The Company had net cash used in investing activities of $90.4 million during the first nine months of 2015 compared to $77.2 million in the first nine months of 2014 and was primarily for the purchase of revenue equipment and the acquisition of LinkEx, Inc.  The Company’s cash used in financing activities was $23.4 million through the first nine months of 2015 compared to $7.7 million in the prior year period.  The Company had $25.0 million in borrowings under its revolving credit agreement, outstanding letters of credit of $44.8 million and cash and cash equivalents balance of $4.5 million at September 30, 2015.  The Company was in compliance with the debt covenants under its debt agreements at September 30, 2015.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2015 and 2014

(unaudited)

			Percent
			Variance
	2015	2014	'15 v. '14
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$317,199	$332,544	(4.6)
Operating Expenses:
Salaries, wages and employees’ benefits	177,623	166,353	6.8
Purchased transportation	19,314	27,479	(29.7)
Depreciation and amortization	16,765	15,336	9.3
Fuel and other operating expenses	83,652	96,227	(13.1)
Operating Income	19,845	27,149	(26.9)
Operating Ratio	93.7%	91.8%	(1.9)
Nonoperating Expense	1,079	1,080	(0.1)

Working Capital (as of September 30, 2015 and 2014)	31,244	40,179
Cash Flows provided by Operations (year to date)	114,038	92,017
Net Acquisitions of Property and Equipment (year to date)	68,170	77,183

Operating Statistics:
LTL Tonnage	940	1,008	(6.7)

LTL Shipments	1,658	1,730	(4.2)

LTL Revenue per hundredweight	$15.51	$15.17	2.2

Quarter and nine months ended September 30, 2015 compared to Quarter and nine months ended September 30, 2014

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2015 decreased 4.6 percent to $317.2 million primarily as a result of decreased tonnage, shipments and fuel surcharges which were partially offset by effective yield management.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.2 percent to $15.51 per hundredweight for the third quarter of 2015 as a result of increased rates largely offset by decreased fuel surcharges.  Saia’s LTL tonnage decreased 6.7 percent to 0.9 million tons.  LTL shipments decreased 4.2 percent to 1.7 million shipments.  Approximately 75 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year.  The remaining 25 percent of operating revenue is subject to an annual general rate increase.  On January 5, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising this 25 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa.  Saia revised its fuel surcharge program effective February 2, 2015.  Fuel surcharge revenue decreased to 11.4% of operating revenue for the quarter ended September 30, 2015 compared to 16.7% for the quarter ended September 30, 2014, as a result of lower fuel prices.

For the nine months ended September 30, 2015, operating revenues were $933.7 million, down 3.0 percent from $962.7 million for the nine months ended September 30, 2014, primarily due to decreased tonnage, shipments and fuel surcharges, partially offset by effective yield management.  Fuel surcharge revenue decreased to 12.1% of operating revenue for the nine months ended September 30, 2015 compared to 16.9% for the nine months ended September 30, 2014, as a result of lower fuel prices.

Operating expenses and margin

Consolidated operating income was $19.8 million in the third quarter of 2015 compared to operating income of $27.1 million in the prior year quarter.  Overall, the operations were unfavorably impacted in the third quarter 2015 by declining shipments and tonnage, salary and wage increases, and increased accident severity partially offset by higher yield and continued network optimization initiatives.  The third quarter 2015 operating ratio (operating expenses divided by operating revenue) was 93.7 percent compared to 91.8 percent for the same period in 2014.

Salaries, wages and benefits increased $11.3 million in the third quarter of 2015 compared to the prior year period largely due to a 4 percent wage increase in July 2015 and increased headcount. Fuel, operating expenses and supplies decreased $15.1 million in the third quarter of 2015 compared to the prior year period largely due to lower fuel costs and improved fuel efficiency partially offset by increased costs of other operating expenses and supplies.  During the third quarter of 2015, claims and insurance expense was $2.2 million higher than the previous year quarter primarily due to increased frequency and severity of accident claims during the quarter partially offset by decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation decreased $8.2 million compared to the third quarter of 2014 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of the Company’s drivers.

For the nine months ended September 30, 2015 consolidated operating income was $72.4 million, up 11.1 percent compared to $65.1 million for the nine months ended September 30, 2014.

Salaries, wages and benefits increased $29.0 million during the first nine months of 2015 compared to the prior year period largely due to a 4 percent wage increase in July 2015 and increased headcount. Fuel, operating expenses and supplies decreased $40.0 million during the first nine months of 2015 compared to the prior year period largely due to lower fuel costs and improved fuel efficiency partially offset by increased costs of other operating expenses and supplies.  During the first nine months of 2015, claims and insurance expense was $10.3 million lower than the prior year period primarily due to decreased frequency and severity of accident claims during the period along with decreased cargo claims. Purchased transportation decreased $20.2 million compared to the first nine months of 2014 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of the Company’s drivers.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in third quarter 2015 was lower due to lower interest rates in 2015. The effective tax rate was 37.2 percent and 37.6 percent for the quarter ended September 30, 2015 and September 30, 2014, respectively.  For the nine months ended September 30, 2015, the effective tax rate was 37.0 percent compared to 37.6 percent for the nine months ended September 30, 2014.

Net income was $11.8 million, or $0.46 per diluted share, in the third quarter of 2015 compared to net income of $16.3 million, or $0.64 per diluted share, in the third quarter of 2014.  Net income was $43.6 million, or $1.71 per diluted share, for the first nine months of 2015 compared to net income of $38.4 million, or $1.51 per diluted share, for the first nine months of 2014.

Working capital/capital expenditures

Working capital at September 30, 2015 was $31.2 million which decreased from working capital at September 30, 2014 of $40.2 million.

Current assets decreased by $7.7 million as compared to September 30, 2014 and include a decrease in accounts receivable of $7.6 million.  The decrease in current assets was in addition to the $1.2 million increase in current liabilities largely due to an increase in accounts payable.  Cash flows provided by operating activities were $114.0 million for the nine months ended September 30, 2015 versus $92.0 million for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, cash used in investing activities was $90.4 million versus $77.2 million in the prior year period.  The increase in cash used in investing activities is driven by the timing of net capital expenditures for revenue equipment and the acquisition of LinkEx, Inc.  For the nine months ended September 30, 2015, net cash used in financing activities was $23.4 million compared to $7.7 million in the prior year period.

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

If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to manage the cost structure to match the shifts in customer volume levels.  The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful implementation of profit improvement initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements Adopted In 2015

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to retrospectively classify debt issuance costs as a deduction from the corresponding liability on the balance sheet. In August 2015, the FASB issued ASU 2015-15 to clarify that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  The Company adopted ASU 2015-03 as of September 30, 2015, which did not have an impact on our comparative consolidated balance sheets as the Company’s unamortized debt issuance costs at the time of adoption are related to line-of-credit arrangements.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018.  Early application is permitted for the Company on January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks.  The facility provides up to $250 million in availability, and expires in March 2020.  The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement).  The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

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

At September 30, 2015, the Company had borrowings of $25.0 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

On September 20, 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates.  The Company issued an additional $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment totaling $38.3 million with seven year terms.  Amortization of assets held under the capital leases is included in depreciation expense.  The weighted average interest rate for the capital leases at September 30, 2015 is 2.87%.

Other

Projected net capital expenditures for 2015 are approximately $125 million. This represents an approximate $13 million increase from 2014 net capital expenditures of $112 million for property and equipment.  Approximately $12.6 million of the 2015 capital budget was committed as of September 30, 2015.  Net capital expenditures pertain primarily to investments in revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements.  Cash flows from operating activities were $102.2 million for the year ended December 31, 2014, while net cash used in investing activities was $94.8 million.  Cash flows provided by operating activities were $114.0 million for the nine months ended September 30, 2015; $22.0 million higher than the prior year largely due to working capital fluctuations, an increase in operating income, and an increase in non-cash items included in net income.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at September 30, 2015.

At September 30, 2015, YRC Worldwide Inc., formerly Yellow Corporation (Yellow), provided guarantees on behalf of Saia primarily for open workers’ compensation claims and casualty claims incurred prior to March 1, 2000.  Under the Master Separation and Distribution Agreement entered into in connection with the 100 percent tax-free distribution of Saia shares to Yellow shareholders in 2002, Saia pays Yellow’s actual cost of any collateral it provides to insurance underwriters in support of these claims at cost plus 125 basis points.  At September 30, 2015, the portion of collateral allocated by Yellow to Saia in support of these claims was $1.8 million.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below.  See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information.  In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.0 million for the remainder of 2015 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2015.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of September 30, 2015 (in millions):

	Payments due by year
	2015	2016	2017	2018	2019	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$—	$25.0	$25.0
Long-term debt	3.6	7.1	7.2	—	—	—	17.9
Leases:
Capital Leases	1.5	5.9	5.9	5.9	5.9	17.3	42.4
Operating leases	3.7	13.4	11.7	9.1	6.6	15.0	59.5
Purchase obligations (1)	15.0	—	—	—	—	—	15.0
Total contractual obligations	$23.8	$26.4	$24.8	$15.0	$12.5	$57.3	$159.8

(1)	Includes commitments of $12.6 million for capital expenditures.

	Amount of commitment expiration by year
	2015	2016	2017	2018	2019	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$180.2	$180.2
Letters of credit	—	46.2	0.4	—	—	—	46.6
Surety bonds	0.3	22.2	—	—	—	—	22.5
Total commercial commitments	$0.3	$68.4	$0.4	$—	$—	$180.2	$249.3

(1)	Subject to the satisfaction of existing debt covenants.

The Company has unrecognized tax benefits of approximately $1.2 million and accrued interest and penalties of $1.0 million related to the unrecognized tax benefits as of September 30, 2015.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2015.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the fixed rate debt (in millions) was estimated based upon the borrowing rates currently available to the Company for debt with similar terms and remaining maturities.

	Expected maturity date						2015
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Fixed rate debt	$4.8	$12.0	$12.2	$5.2	$5.4	$16.6	$56.2	$56.9
Average interest rate	3.9%	3.9%	3.9%	2.9%	2.9%	2.9%
Variable rate debt	—	—	—	—	—	$25.0	$25.0	$25.0
Average interest rate	—	—	—	—	—	1.6%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2015 through
July 31, 2015	—	(2)		(2)	—	$—
August 1, 2015 through
August 31, 2015	980	(3)	$36.70	(3)	—	—
September 1, 2015 through
September 30, 2015	960	(4)	$31.84	(4)	—	—
Total	1,940				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2015 through July 31, 2015.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of August 1, 2015 through August 31, 2015.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 87 shares of Saia stock at an average price of $36.24 per share on the open market during the period of September 1, 2015 through September 30, 2015.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 29, 2015	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) the Notes to Condensed Consolidated Financial Statements.

E-1