Form 10-K
period 2015-12-31
SAIA INC
filed 2016-02-26
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $987,303,912 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 25, 2016 was 25,186,278.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2015, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 26, 2016 have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia providing a wide range of less-than-truckload (LTL), non-asset truckload, expedited and logistics services across the United States.

We are a single segment company with six operating subsidiaries, Saia Motor Freight Line, LLC (Saia LTL Freight), Saia TL Plus, LLC (Saia TL Plus), Saia Sales, LLC (Saia Sales), Saia Logistics Services, LLC (Saia Logistics Services), MetroGo, Inc. (MetroGo) and LinkEx, Inc. (LinkEx) (Saia, Inc. together with its subsidiaries, the Company or Saia). We serve a wide variety of customers by offering regional and interregional LTL, truckload, guaranteed, expedited and logistics services. None of our approximately 8,700 employees is represented by a union. In 2015, Saia generated revenue of $1.22 billion and operating income of $90.0 million. In 2014, Saia generated revenue of $1.27 billion and operating income of $85.7 million.

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

As of December 31, 2015, Saia LTL Freight operated a network comprised of 150 owned and leased locations. In 2015, the average Saia LTL Freight shipment weighed approximately 1,137 pounds and traveled an average distance of approximately 775 miles.

Industry

The trucking industry consists of three segments including private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier groups, truckload and LTL, are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds. Saia LTL Freight is primarily an LTL carrier.

LTL transportation providers typically consolidate numerous shipments, generally ranging from 100 to 10,000 pounds, from businesses in different locations at carrier-operated service facilities within a certain radius and then transport the shipments from the origin location to the carrier-operated destination location and then to the ultimate delivery destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•

Regional — Average shipment distance is typically less than 1,200 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly to their respective destination location which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional — Average shipment distance is usually between 1,200 and 1,500 miles with a focus on serving two- and three-day markets.
•

National — Average shipment distance is typically in excess of 1,500 miles with a focus on service in three- to five-day markets. National providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service facilities, multiple distribution facilities and a relay network. To gain service and cost advantages, national providers occasionally ship directly between service facilities reducing intermediate handling or utilize the rail system.

Throughout the years, there has been a blurring of the above subgroups as individual companies are increasingly serving multiple markets. For example, a number of companies are focusing on serving one- and two-day lanes, as well as serving three and more day markets between adjacent regions. Saia LTL Freight operates as a traditional LTL carrier with ability to focus in all three areas.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time making multiple delivery stops.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload participants is typically lower and more variable relative to LTL service providers. However, the lack of a network subjects their drivers to extended periods away from home thus resulting in higher driver turnover and periodic driver shortages. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia LTL Freight participates in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia Sales’ sales representatives also sell truckload and expedited offerings of Saia TL Plus and LinkEx.

Capital requirements are significantly different in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in effective technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 25,200 shipments per day, each of which has a shipper and consignee, and sometimes a third party, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest players in the national and regional markets. Driver turnover in the LTL sector is low relative to the truckload sector. Midsize “niche” carriers serve the regional markets.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” of smaller trucking and logistics companies acquired by Saia. Saia integrated WestEx and Action Express in 2001, Clark Bros. in 2004, The Connection in 2006 and Madison Freight Systems in 2007. In 2012, Saia acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies) which provide customers with non-asset truckload full service and logistics solutions. Effective October 1, 2012, the Company rebranded Robart Transportation, Inc. as Saia TL Plus and The RL Services Group, LLC as Saia Logistics Services. In February 2015, Saia acquired LinkEx, a diversified, asset-light, third party logistics provider based in Dallas, Texas. The acquisition of LinkEx grew the Company’s existing portfolio of asset-light services. See Note 11 of the accompanying audited consolidated financial statements for further information on the acquisition of LinkEx.

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

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate that the potential incremental profitability on growth in current markets can be 20 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from improvements in the general economy, industry consolidation and strategic acquisitions, as well as specific sales and marketing initiatives.

Continue focus on delivering best-in-class service.

The foundation of Saia’s growth strategy is consistent delivery of high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.

Continue focus on improving operating efficiencies.

Saia has operating initiatives focused on continuing to improve efficiency. These initiatives help offset a variety of structural cost increases like wages, healthcare benefits, workers compensation claims, parts and maintenance expense as well as casualty insurance. We believe Saia continues to be well positioned to manage costs and utilize assets. We believe we will continue to see new opportunities for cost savings.

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

Expand portfolio of services in the asset-light market

While our immediate priority is to improve profitability in our existing portfolio of services, we may pursue additional services to complement our existing asset-light market because it promotes profitability growth and improves our customer value proposition over time.

Expand geographic footprint.

While our immediate priority is to improve profitability in our existing geography, we plan to evaluate additional geographic expansion because it promotes profitability growth and improves our customer value proposition over time.

In addition to potential direct expansion through opening of new facilities, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience, including Saia’s integration of WestEx, Action Express, Clark Bros., the Connection and Madison Freight. Collectively, these integrations increased Saia’s footprint from 12 to 34 states.

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

Regulation

Over the past 36 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal and state governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, fuel efficiency and emissions standards, and the transportation and handling of hazardous materials.

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

Additionally, the FMCSA’s Compliance Safety Accountability Program (CSA) could adversely affect our results and ability to maintain or grow our fleet. CSA is an enforcement and compliance model that involves assessments of a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators. The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. In January 2016, the FMCSA proposed to revise the current methodology for issuance of a safety fitness determination for motor carriers. The proposed new methodologies would determine when a motor carrier is not fit to operate commercial motor vehicles based on the carrier's on-road safety data in relation to industry data, an investigation or a combination of on-road safety data and investigation information. While the ultimate impact of CSA is not yet known, it is possible that these measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

The FMCSA proposed a requirement that electronic driver logs be monitored by Electronic Log Devices (ELDs) for many in-state-only drivers and most interstate commercial motor vehicle drivers by no later than December 18, 2017. Drivers voluntarily using a compliant automatic on-board recording device by the December 18, 2017, deadline will be “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard.

In February 2014, President Obama announced that the U.S. Environmental Protection Agency (“EPA”) and the DOT have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency for heavy-duty trucks manufactured after 2018. The agencies are expected to implement final rules by March 2016, which will build upon the fuel efficiency standards for heavy-duty trucks implemented for 2014-2018 model trucks. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

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

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules issued by the Food and Drug Administration (FDA) to provide for the security of food and foodstuffs throughout the supply chain. The Sanitary Food Transportation Act of 2005 (SFTA) shifted responsibility for the regulation of food transportation from the U.S. Department of Transportation to the FDA. In February 2014, the FDA published a proposed rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, record keeping and waivers. The proposed rule aims to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Carriers would also be required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. The rule is expected to become final in March 2016. Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may incur additional expenses and affect our operations.

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

Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	54

President and Chief Executive Officer of Saia, Inc. since January 1, 2007, having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Frederick J. Holzgrefe, III	48

Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 10, 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development since July 2012 for Golden Peanut Company, and Vice President and Chief Financial Officer for the same company since 2006.

Mark H. Robinson	57	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia LTL Freight since 1999.

Brian A. Balius	54	Vice President of Transportation and Engineering of Saia LTL Freight since 2007.

Raymond R. Ramu	47	Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 having served as Vice President of Sales - East from April 2007 to May 2015.

Stephanie R. Maschmeier	43	Controller of Saia, Inc. since October 2007. Mrs. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

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

We are subject to general economic conditions that are largely out of our control, any of which could have a material adverse effect on the results of our operations.

Our business is subject to a number of general economic conditions that may have a material adverse effect on the results of our operations, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services.

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

There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. Regulatory requirements, including the CSA, have contributed to the reduction in the number of eligible drivers and may continue to do so in the future. We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our operating results. There is also significant competition for quality purchased transportation within the trucking industry. We may periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our operating results.

We are dependent on cost and availability of fuel.

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local regulations, natural disasters and other external factors could influence the cost and availability of fuel. Historically, we have been able to obtain fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of fuel could have a material adverse effect on operating results. Volatility in fuel prices to the extent not offset by fuel surcharges or other customer price changes could also have a material adverse effect on operating results. Historically, we have been able to offset significant fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced cost increases in other operating costs as a result of volatility in fuel prices; however, the total impact of volatility in energy prices on other non-fuel related expenses is difficult to determine. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. A rapid and significant volatility in diesel fuel prices would reduce our profitability until we make the appropriate adjustments to our pricing strategy.

We may face risks related to the geographic concentration of our customers.

We have operations throughout the South, Southwest, Midwest, Pacific Northwest and West. As a result, changes in the economic climate, consumer trends, market fluctuations or supply shortages in these regions could decrease demand for our services in these regions and may adversely impact our operations and profitability. For example, the energy sector is important to local economies in several of these regions. If the recent declines in oil and gas prices continue, this could reduce the demand for our services in these regions, which could also adversely affect our operations and profitability. In 2015, a portion of our revenue losses were attributable to a slowdown in the energy sector due to steep declines in oil and natural gas prices, and we expect that trend to continue while oil prices remain depressed.

Limited supply and increased prices of new revenue equipment and real estate may adversely impact financial results and cash flows.

Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply, increased demand and restrictions on the availability of capital and the price of such equipment may increase as a result of future regulations on newly manufactured diesel engines and required technology. Our business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of suitable real estate or delays in construction due to difficulties in obtaining permits or approvals may require significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

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

In February 2014, President Obama announced that the EPA and the DOT have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency for heavy-duty trucks manufactured after 2018. The agencies are expected to implement final rules by March 2016, which will build upon the fuel efficiency standards for heavy-duty trucks implemented for 2014-2018 model trucks. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

Our Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels, may not be effective.

Operating performance improvement at Saia is dependent on the implementation and/or the continuation of various performance improvement initiatives. There can be no assurance that Saia will be successful in implementing these performance improvement initiatives or that Saia’s historical performance trend will be representative of future performance. In addition, we are capital intensive with a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Failure to achieve performance improvement initiatives could have a material adverse impact on our financial condition and results of operations.

We operate in a highly regulated and highly taxed industry. Costs of compliance with or liability for violation of existing or future regulations could have a material adverse effect on our business.

The DOT and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We may also become subject to new or more restrictive regulations imposed by the DOT, the Occupational Safety and Health Administration or other authorities relating to engine exhaust emissions, driver hours of service, security, ergonomics, as well as other unforeseen matters. Compliance with such regulations could substantially impair equipment productivity and increase our costs. Various federal and state authorities impose significant operating taxes on the transportation industry, including fuel taxes, tolls, excise and other taxes. There can be no assurance such taxes will not substantially increase or that new forms of operating taxes will not be imposed on the industry.

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

The FDA issues rules for carriers of foodstuffs like us to provide for the security of food and foodstuffs throughout the supply chain. The SFTA shifted responsibility for the regulation of food transportation from the U.S. Department of Transportation to the FDA. In February 2014, the FDA published a proposed rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, record keeping and waivers. The proposed rule aims to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Carriers would also be required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. The rule is expected to become final in March 2016. Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may incur additional expenses and affect our operations.

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

The FMCSA proposed a requirement that electronic driver logs be monitored by Electronic Log Devices (ELDs) for many in-state-only drivers and most interstate commercial motor vehicle drivers by no later than December 18, 2017. Drivers voluntarily using a compliant automatic on-board recording device by the December 18, 2017, deadline will be “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard.

In February 2014, President Obama announced that the EPA and the DOT have been ordered to propose additional regulations to reduce exhaust emissions and increase fuel efficiency for heavy-duty trucks manufactured after 2018. The agencies are expected to implement final rules by March 2016, which will build upon the fuel efficiency standards for heavy-duty trucks implemented for 2014-2018 model trucks. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition and results of operation.

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

CSA is an enforcement and compliance model required by the FMCSA that involves assessments of a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators.

In January 2016, the FMCSA proposed to revise the current methodology for issuance of a safety fitness determination for motor carriers. The proposed new methodologies would determine when a motor carrier is not fit to operate commercial motor vehicles based on the carrier's on-road safety data in relation to industry data, an investigation or a combination of on-road safety data and investigation information.

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. While the ultimate impact of CSA is not yet known, it is possible that these measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

Anti-terrorism measures may disrupt our business.

Federal, state and municipal authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our deliveries, we may fail to meet requirements of our customers or incur increased expenses to do so. There can be no assurance that new anti-terrorism measures will not be implemented and that such measures will not have a material adverse effect on our operations.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors that may adversely affect our operations and profitability.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

competition with many other transportation service providers of varying types including competitor LTL carriers and non-asset based logistics and freight brokerage companies, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

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

Our subsidiaries, Saia TL Plus, MetroGo and LinkEx, are subject to the risk of customer concentration because of the relative importance of their largest customers and the ability of those customers to negotiate aggressive pricing and other customer-favorable terms, including termination for convenience. Many of our competitors in the logistics industry are subject to the same risk. Although we aim to broaden and diversify the customer base of our logistics and brokerage business, a significant portion of our revenue from these subsidiaries is derived from a small number of large and sophisticated customers and a loss of business from, the bankruptcy or insolvency of, or adverse performance by, these major customers may have a material adverse effect on our financial condition, results of operation and cash flows. Similarly, the renegotiation of these customer contracts may also have an adverse effect on us.

The transportation industry is affected by business risks that are largely out of our control, any of which could have a material adverse effect on the results of our operations.

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on the results of our operations. These factors include health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, acts of terrorism, interest rates, fuel costs, fuel taxes, license and registration fees, health care costs and insurance premiums. In particular, harsh weather or acts of terrorism can affect our operations by increasing operational costs, introducing infrastructure instability and disrupting advance route and load planning.

We have significant ongoing cash requirements that could limit our growth and affect profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

Our business is highly capital intensive. Our net capital expenditures for 2015 were approximately $113 million inclusive of equipment acquired with capital leases. Additionally, we anticipate net capital expenditures in 2016 of approximately $140 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and capital leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition and results of operations.

Under our current credit facilities, we are subject to certain debt covenants and prepayment penalties. Those debt covenants prohibit the payment of dividends, provide limits on our ability to repurchase our stock, and require maintenance of certain maximum leverage and minimum fixed charge coverage ratios, among other restrictions, that could limit availability of capital to meet our future growth.

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

We must maintain certain financial and other restrictive covenants under our credit and debt agreements, including among others, covenants requiring maintenance of minimum fixed charge coverage and maximum leverage ratios. If we fail to comply with any of the covenants under our credit and debt agreements, we will be in default under the relevant agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the applicable financing arrangements, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs or declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit and debt agreements could cause a material adverse effect on our liquidity, financial condition and results of operations.

Ongoing insurance and claims expenses could significantly reduce and cause volatility to our earnings.

We maintain deductibles for claims resulting from cargo loss, personal injury, property damage, group health care and workers’ compensation in amounts ranging from $250,000 to $2 million per claim. We also maintain insurance with licensed insurance companies above these self-insured retention limits. If the number or severity of future claims increases, claim expenses might exceed historical levels or could exceed the amounts of our insurance coverage, which could significantly reduce our earnings. Deterioration in safety experience could cause customers to switch business to competitors. Significant increases in insurance premiums as well as the decreased availability of insurance coverage could also impact financial results or cause us to raise our self-insured retentions.

Furthermore, insurance companies, as well as certain states, require collateral in the form of letters of credit or surety bonds for the estimated exposure of claims within our self-insured retentions. Their estimate of our future exposure as well as external market conditions could influence the amount and costs of additional letters of credit required under our insurance programs and thereby reduce capital available for future growth or adversely affect our results of operations.

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the formerly proposed Employee Free Choice Act, or the National Labor Relations Board or other federal agencies could issue regulations or administrative changes, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future or if federal regulations regarding labor relations are changed, it could have an adverse impact on our business. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is an important factor in our ability to compete in our markets.

If we are unable to retain our key employees, our business, financial condition and results of operation could be adversely impacted.

We depend on the efforts and abilities of our senior management. The future success of our business will continue to depend in part, on our ability to retain our current management team and to attract and retain qualified personnel in the future. Competition for senior management is intense, and, with the exception of Mr. O’Dell, members of our senior management do not have employment agreements. However, members of senior management have non-compete provisions included in their long-term incentive awards. The loss of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

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

An increase in the cost of healthcare benefits and administration could have a negative impact on our profitability.

We maintain and sponsor health insurance for our employees and their dependents and offer a competitive healthcare program to attract and retain our employees. It is possible that healthcare benefits and administration costs could become increasingly cost prohibitive, either forcing us to make changes to our benefits program or negatively impacting our future profitability.

The legislation on healthcare and related regulations could affect the healthcare benefits required to be provided by the Company and cause our compensation costs to increase, adversely affecting our results and cash flows.

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

Our financial results may be adversely impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards, could change the way we record revenues, expenses, assets and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, liquidity, results of operations and/or access to capital.

We rely heavily on technology to operate our business and cyber-security threats or other disruptions to our technology infrastructure could harm our operations.

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

As a Delaware corporation, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of us.

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

We may make additional acquisitions in the future. However, there is no assurance that we will be successful in identifying, negotiating, consummating or integrating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

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
•

impairment charges associated with goodwill representing operational synergies and future economic benefits that are not individually identified and separately recognized and other acquired intangible assets; and

•	potential failure of the due diligence processes to identify significant issues with legal and financial contingencies, among other things.

In the event that the integrations are not successfully completed, there could be a material adverse effect on us.

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation regarding a variety of issues, including without limitation, alleged violations of federal and state labor and employment laws, securities laws and accidents involving our trucks and employees. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. Some or all of the amount we may be required to pay to defend or to satisfy a judgment or settlement of any or all of these proceedings may not be covered by insurance and could have a material adverse effect on us.

If we raise additional capital in the future, stockholders’ ownership in us could be diluted.

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these obligations and securities would likely have rights senior to those of common shareholders, which could impair the value of our common stock.

We face risks related to the creditworthiness of our customers and their ability to pay for services.

If one or more of our customers experiences financial difficulties, including filing for bankruptcy, it may negatively affect our business due to the decreased demand for our services from these customers, or the potential inability of these companies to make full payment on amounts owed to us. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us or against bankruptcy preference claims. The risks associated with these matters will likely increase in the event of an economic downturn. The loss of revenue from these customers or payment of preference claims could have a material adverse effect on our business, financial condition and results of operations.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2015, Saia owned 59 service facilities, including the Houma, Louisiana general office and leased 95 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho and Dallas, Texas general offices. The Company is constructing a service facility in Grayslake, Illinois at December 31, 2015, which opened in February 2016. Although Saia owns only 38 percent of its service facility locations, these locations account for 54 percent of its door capacity. This follows Saia’s strategy of owning strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2015, Saia owned approximately 3,932 tractors and 12,371 trailers.

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

Top 20 Saia Service Facilities by Number of Doors at December 31, 2015

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	224
Dallas, TX	Own	174
Chicago, IL	Lease	154
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	113
Charlotte, NC	Own	107
Toledo, OH	Own	90
New Orleans, LA	Own	86
Denver, CO	Own	81
Sacramento, CA	Lease	81
Jacksonville, FL	Own	80
Los Angeles, CA	Lease	80
Fontana, CA	Own	79
St. Louis, MO	Lease	74
Cincinnati, OH	Lease	70
El Paso, TX	Own	72
Miami, FL	Own	68
Indianapolis, IN	Lease	68

Item 3.	Legal Proceedings

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

	Low	High
Year Ended December 31, 2015
First Quarter	$39.56	$56.47
Second Quarter	$37.01	$44.55
Third Quarter	$30.49	$45.24
Fourth Quarter	$19.46	$33.96
Year Ended December 31, 2014
First Quarter	$29.32	$40.68
Second Quarter	$35.19	$46.74
Third Quarter	$42.25	$54.10
Fourth Quarter	$44.59	$57.60

Stockholders

As of January 31, 2016, there were 1,299 holders of record of our common stock.

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

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	353,525	$31.63	863,472	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	353,525	$31.63	863,472

(1)

See Note 7 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance. The Saia, Inc. 2011 Omnibus Incentive Plan allows for the issuance of up to 150,000 shares of the amount remaining available to be issued in the form of restricted stock.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2015 through
October 31, 2015	2,200	(2)	$23.36	(2)	—	$—
November 1, 2015 through
November 30, 2015	2,300	(3)	$23.52	(3)	—	—
December 1, 2015 through
December 31, 2015	—	(4)	$-	(4)	—	—
Total	4,500				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of October 1, 2015 through October 31, 2015.
(3)

The Saia, Inc. Executive Capital Accumulation Plan sold 10,795 shares of Saia stock at an average price of $23.78 per share on the open market during the period of November 1, 2015 through November 30, 2015.

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of December 1, 2015 through December 31, 2015.

Item 6.	Selected Financial Data

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

	Years ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data and percentages)
Statement of operations:
Operating revenue	$1,221,311	$1,272,321	$1,139,094	$1,098,679	$1,030,224
Operating income	89,975	85,693	74,418	58,734	28,146
Net income	55,016	51,991	43,627	32,048	11,373
Diluted earnings per share(1)	2.16	2.04	1.73	1.29	0.47
Other financial data:
Net cash provided by operating activities	142,714	102,170	101,312	100,675	58,211
Net cash used in investing activities(2)	(107,919)	(94,845)	(122,020)	(90,431)	(67,899)
Depreciation and amortization	65,020	59,022	51,564	47,985	37,278
Balance sheet data:
Cash and cash equivalents	124	4,367	159	321	1,317
Net property and equipment	539,179	483,640	432,226	361,704	324,455
Total assets(3)	729,193	666,985	596,380	500,805	460,834
Total debt	68,972	83,035	76,883	60,705	72,857
Total stockholders’ equity	427,889	366,906	304,792	254,519	219,301
Measurements:
Operating ratio(4)	92.6%	93.3%	93.5%	94.7%	97.3%

(1)	Per share data has been restated to reflect the three-for-two common stock split in 2013.
(2)	Net cash used in 2015 includes $22.2 million for the acquisition of LinkEx. Net cash used in 2012 includes $7.6 million for the acquisition of The Robart Companies.
(3)

Prior year total asset balances have been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17 as further described in the “New Accounting Pronouncements Adopted In 2015” section within Item 7 below.

(4)	The operating ratio is the calculation of operating expenses divided by operating revenue.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Annual Report on Form 10-K and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, assumptions and uncertainties include, but are not limited to, the following:

•	general economic conditions including downturns in the business cycle;
•	effectiveness of Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels;
•	the creditworthiness of our customers and their ability to pay for services;
•	failure to achieve acquisition synergies;

•	failure to operate and grow acquired businesses in a manner that supports the value allocated to these acquired businesses, including their goodwill;
•	economic declines in the geographic regions or industries in which our customers operate;
•	competitive initiatives and pricing pressures, including in connection with fuel surcharge;
•	loss of significant customers;
•	the Company’s need for capital and uncertainty of the credit markets;
•	the possibility of defaults under the Company’s debt agreements (including violation of financial covenants);
•	possible issuance of equity which would dilute stock ownership;
•	integration risks;
•	the effect of litigation including class action lawsuits;
•	cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets;
•

governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations and the FDA;

•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;
•	self-insurance claims and other expense volatility;
•	cost and availability of insurance coverage;
•	increased costs of healthcare benefits and administration, including as a result of healthcare legislation;
•	social media risk;
•	cyber security risk; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

These factors and risks are more completely described in Part II, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

The Company’s operating revenue decreased by 4.0 percent in 2015 compared to 2014. The decrease resulted primarily from decreased tonnage, shipments and fuel surcharges, partially offset by yield management.

Consolidated operating income was $90.0 million for 2015 compared to consolidated operating income of $85.7 million in 2014. The 2015 operating income increase resulted primarily from improved yield from pricing and business mix actions along with savings in expenses realized from Company initiatives.

The Company generated $142.7 million in cash provided by operating activities in 2015 versus $102.2 million in 2014. The Company used $107.9 million of net cash in investing activities during 2015 compared to $94.8 million during 2014.

The Company’s Fifth Amended and Restated Credit Agreement, executed March 6, 2015, provides a $250 million revolving credit facility until March 2020. The facility also has an accordion feature that allows for an additional $75 million availability, subject to lender approval. The facility provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points in each case based on the Company’s leverage ratio.

The Company used $39.0 million of net cash in financing activities during 2015 compared to $3.1 million during 2014. The Company had a $27.2 million increase in net cash repayments under its revolving credit agreement during 2015 and made scheduled principal payments of Senior Notes and capital lease obligations of $7.1 million and $3.5 million, respectively, during 2015. Outstanding letters of credit were $46.6 million and the cash and cash equivalents balance was $0.1 million as of December 31, 2015. The Company had $190.7 million in remaining availability under its revolving credit agreement and was in compliance with the debt covenants under its debt agreements at December 31, 2015. See “Financial Condition” for a more complete discussion of these agreements.

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

The Company is a transportation company headquartered in Johns Creek, Georgia providing a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2015, 2014 and 2013

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2015	2014	2013	'15 v. '14	'14 v. '13

Operating Revenue	$1,221,311	$1,272,321	$1,139,094	(4.0)%	11.7%
Operating Expenses:
Salaries, wages and employees’ benefits	670,173	639,633	572,487	4.8	11.7
Purchased transportation	70,611	99,610	72,975	(29.1)	36.5
Depreciation and amortization	65,020	59,022	51,564	10.2	14.5
Fuel and other operating expenses	325,532	388,363	367,650	(16.2)	5.6
Operating Income	89,975	85,693	74,418	5.0	15.2
Operating Ratio	92.6%	93.3%	93.5%	(0.6)	(0.2)
Nonoperating Expense	4,012	4,465	6,273	(10.1)	(28.8)
Working Capital (as of December 31, 2015, 2014 and 2013) (1)	17,609	39,697	8,975	(55.6)	342.3
Net Acquisitions of Property and Equipment	85,681	94,845	122,020	(9.7)	(22.3)
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,628	3,902	3,670	(7.0)	6.3
Total Tonnage	4,369	4,756	4,378	(8.1)	8.6
LTL Shipments	6,381	6,646	6,260	(4.0)	6.2
Total Shipments	6,487	6,768	6,362	(4.1)	6.4
LTL Revenue per hundredweight	$15.44	$14.96	$14.33	3.2	4.4
Total Revenue per hundredweight	$13.82	$13.33	$12.96	3.7	2.9

(1)

Prior year working capital amounts have been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17 as further described in the “New Accounting Pronouncements Adopted In 2015” section within Item 7 below.

Continuing Operations

Year ended December 31, 2015 as compared to year ended December 31, 2014

Revenue and volume

Consolidated revenue decreased 4.0 percent to $1.22 billion as a result of decreased tonnage, shipments and fuel surcharges, partially offset by yield management. Improvements in the economic environment over the last couple of years permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.2 percent to $15.44 per hundredweight for 2015 primarily as a result of increased rates. Saia’s LTL tonnage decreased 7.0 percent to 3.6 million tons and LTL shipments decreased 4.0 percent to 6.4 million shipments. For 2015, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to an annual general rate increase, on January 5, 2015 and December 7, 2015, Saia implemented 4.9 percent general rate increases. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program. Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective February 2, 2015. Fuel surcharge revenue decreased to 11.7% of operating revenue for the year ended December 31, 2015 compared to 16.6% for the year ended December 31, 2014 primarily as a result of reductions in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $90.0 million in 2015 compared to operating income of $85.7 million in 2014. In summary, the operations were favorably impacted in 2015 by higher yield and continued cost optimization initiatives throughout our network, which more than offset the shipment and tonnage decreases and compensation expense increase. The 2015 operating ratio (operating expenses divided by operating revenue) was 92.6 percent as compared to 93.3 percent for 2014.

Salaries, wages and benefit expense increased $30.5 million largely due to wage increases of approximately 4.0 percent in July 2015, higher wages associated with increased headcount during 2015 and higher healthcare benefit costs. Claims and insurance in 2015 was $10.7 million lower than 2014 largely due to decreased frequency and severity of accident claims in 2015 along with decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $6.0 million in 2015 compared to 2014 primarily due to revenue equipment and technology investments in late 2014 and 2015. Purchased transportation expense decreased $29.0 million primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of the internal assets.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2015 was $0.5 million less than 2014 due to lower borrowings and interest rates in 2015. The effective tax rate was 36.0 percent for the years ended December 31, 2015 and 2014. The 2015 and 2014 effective tax rates included approximately $1.0 million in alternative fuel tax credits. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2015 was $17.6 million which decreased from working capital at December 31, 2014 of $39.7 million primarily due to decreases in accounts receivable and income tax receivable and an increase in accounts payable. Cash flows from operating activities were $142.7 million for 2015 versus $102.2 million for 2014 driven by increased profitability and working capital changes. For 2015, cash used in investing activities was $107.9 million versus $94.8 million in the prior year primarily due to $22.2 million in cash used in business acquisitions during 2015. Cash used in financing activities was $39.0 million in 2015 versus $3.1 million for the prior year due to the net repayment of $30.5 million of our revolving credit agreement during 2015.

Year ended December 31, 2014 as compared to year ended December 31, 2013

Revenue and volume

Consolidated revenue increased 11.7 percent to $1.27 billion as a result of increased yield due to measured pricing and mix management actions and increased tonnage. Improvements in the economic environment permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 4.4 percent to $14.96 per hundredweight for 2014 primarily as a result of increased rates and a favorable mix of transportation modes employed. Saia’s LTL tonnage increased 6.3 percent to 3.9 million tons and LTL shipments increased 6.2 percent to 6.6 million shipments. For 2013 and 2014, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is typically taken once a year. For customers subject to general rate increases, on July 1, 2013 and April 1, 2014, Saia implemented 5.9 percent and 4.5 percent general rate increases, respectively. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

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

Salaries, wages and benefit expense increased $67.1 million largely due to wage increases of approximately 3.0 percent in July 2014 and 2013, higher wages associated with the increased tonnage, increased headcount and higher health care costs. Claims and insurance in 2014 was $12.1 million higher than 2013 largely due to increased accident severity in 2014. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $7.5 million in 2014 compared to 2013 primarily due to revenue equipment and technology investments in late 2013 and 2014. Purchased transportation expense increased $26.6 million primarily due to increased demand, customer service needs and industry driver shortages causing increased rates for such services.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2014 was $1.9 million less than 2013 due to lower borrowings and lower interest rates. The effective tax rate was 36.0 percent for the years ended December 31, 2014 and 2013. The 2013 effective tax rate included approximately $1.0 million in alternative fuel tax credits enacted during 2013 that were retroactive to 2012. The notes to the consolidated financial statements provide an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2014 was $39.7 million which increased from working capital at December 31, 2013 of $9.0 million primarily due to increased accounts receivable and a higher income tax receivable. Cash flows from operating activities were $102.2 million for 2014 versus $101.3 million for 2013. For 2014, cash used in investing activities was $94.8 million versus $122.0 million in the prior year primarily due to $16.9 million in revenue equipment purchases financed through capital leases in 2014. Cash used in financing activities was $3.1 million in 2014 versus cash provided by financing activities of $20.5 million for the prior year due to funding of portion of the capital expenditures with capital leases in 2014.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains uncertainty as to the timing and strength of economic recovery. We are continuing initiatives to increase yield, to reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. If significant competitors were to cease operations and their capacity leave the market, current industry capacity conditions would likely improve. However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity. The Company continues to pursue revenue and cost initiatives to improve profitability. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, as well as pricing and yield management. On December 7, 2015, Saia implemented a 4.9 percent general rate increase impacting customers comprising approximately 20 percent of Saia’s operating revenue. Saia revised its fuel surcharge program effective January 18, 2016. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2015, the Company implemented a salary and wage increase for all of its employees. The impact of the July 2015 compensation increase of approximately 4 percent is expected to be approximately $16 million annually. The Company anticipates the impact of the July 2015 compensation increase to be partially offset by further productivity and efficiency gains. The Company also anticipates market competitive wage increases in 2016.

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

New Accounting Pronouncements Adopted In 2015

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to retrospectively classify debt issuance costs as a deduction from the corresponding liability on the balance sheet. In August 2015, the FASB issued ASU 2015-15 to clarify that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  The Company adopted ASU 2015-03 in 2015, and it did not have an impact on our comparative consolidated balance sheets as the Company’s unamortized debt issuance costs are related to line-of-credit arrangements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to classify deferred tax liabilities and assets as noncurrent on the balance sheet. Entities have the option to apply this new standard retrospectively or prospectively.  The Company adopted ASU 2015-17 in 2015, which resulted in $19.5 million and $20.4 million of current assets being reclassified as an offset to noncurrent liabilities on the balance sheets ending December 31, 2014 and 2013, respectively.

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

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The facility provides up to $250 million in availability and expires in March 2020. The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement). The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and a letter of credit fee range from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.

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

At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement. At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment with seven year terms totaling $40.2 million as of December 31, 2015. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rate for the capital leases at December 31, 2015 is 2.85%.

Other

Projected net capital expenditures for 2016 are approximately $140 million. This represents an approximately $27 million increase from 2015 net capital expenditures of $113 million for property and equipment inclusive of equipment acquired using capital leases. Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected 2016 expenditures for revenue equipment include a normal annual level of replacement and continued investment in technology.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $190.7 million at December 31, 2015, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2015.

See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures, inclusive of equipment acquired using capital leases, are summarized in the following table (millions):

	Years ended
	2015	2014	2013
Land and structures:
Additions	$40.0	$27.9	$5.3
Sales	—	(1.7)	—
Revenue equipment, net	63.0	78.8	109.6
Technology and other	9.7	6.7	7.1

Total	$112.7	$111.7	$122.0

In addition to the amounts disclosed in the table above, the Company had an additional $12.1 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2015. Included in the 2015 and 2014 revenue equipment expenditures are capital leases totaling $27.1 million and $16.9 million, respectively.

Common Stock Split

On May 16, 2013, the Company announced a three-for-two stock split in the form of a 50 percent stock dividend. The shares were distributed on June 13, 2013 to shareholders of record as of the close of business on the record date of May 31, 2013. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the Company’s common stock on the record date. All references in this report to common shares outstanding, weighted average common shares and earnings per share amounts have been retroactively restated to reflect this stock split.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to the accompanying audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.9 million for 2016 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2015.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2015 (in millions):

	Payments due by year
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$—	$14.5	$—	$14.5
Long-term debt(1)	7.1	7.2	—	—	—	—	14.3
Leases:
Capital Leases(1)	6.4	6.4	6.4	6.4	6.4	12.3	44.3
Operating leases(2)	14.2	12.6	10.1	7.5	4.9	12.5	61.8
Purchase obligations(2)	26.8	—	—	—	—	—	26.8
Total contractual obligations	$54.5	$26.2	$16.5	$13.9	$25.8	$24.8	$161.7

(1)

The contractual capital lease obligation payments included in this table include both the principle and interest components. See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year
	2016	2017	2018	2019	2020	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$—	$190.7	$—	$190.7
Letters of credit	46.2	0.4	—	—	—	—	46.6
Surety bonds	32.4	—	—	—	—	—	32.4
Total commercial commitments	$78.6	$0.4	$—	$—	$190.7	$—	$269.7

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.2 million for uncertain tax positions and accrued interest and penalties of $1.0 million related to the uncertain tax positions as of December 31, 2015. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.    The Company has self-insured retention limits generally ranging from $250,000 to $2 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

•

Depreciation and Capitalization of Assets.    Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated residual values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant. However, actual depreciation and residual values could differ from these assumptions based on market conditions and other factors.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2015. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2015 with comparative information for December 31, 2014. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy. The fair value of these senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of the capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2015		2014
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$12.4	$12.6	$5.6	$5.8	$5.9	$12.2	$54.5	$58.6	$38.0	$38.7
Average interest rate	3.7%	3.7%	2.9%	2.9%	2.9%	2.9%
Variable rate debt	—	—	—	—	$14.5	—	$14.5	$14.5	$45.0	$45.0
Average interest rate	—	—	—	—	1.6%	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited Saia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in  Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During 2015, the Company acquired LinkEx, Inc. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 does not include an evaluation of the internal control over financial reporting of these acquired operations associated with total assets of $25.2 million and total revenues of $9.0 million included in the consolidated financial statements of Saia, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of LinkEx, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2016

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014 As Adjusted (Note 1)

ASSETS
Current Assets:
Cash and cash equivalents	$124	$4,367
Accounts receivable, less allowances of $3,548 in 2015 and $3,868 in 2014	124,222	128,367
Prepaid expenses and other	14,197	13,687
Income tax receivable	15,745	18,335
Other current assets	4,701	5,420
Total current assets	158,989	170,176
Property and Equipment, at cost	995,514	891,145
Less-accumulated depreciation	456,335	407,505
Net property and equipment	539,179	483,640
Goodwill	12,025	5,231
Identifiable Intangibles, net	14,961	2,943
Other Noncurrent Assets	4,039	4,995
Total assets	$729,193	$666,985

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$54,754	$42,388
Wages, vacation and employees’ benefits	27,834	28,777
Claims and insurance accruals	26,903	29,314
Other current liabilities	19,457	20,862
Current portion of long-term debt	12,432	9,138
Total current liabilities	141,380	130,479
Other Liabilities:
Long-term debt, less current portion	56,540	73,897
Deferred income taxes	67,417	58,946
Claims, insurance and other	35,967	36,757
Total other liabilities	159,924	169,600
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,141,799 and 24,871,806 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	25	25
Additional paid-in-capital	230,593	223,713
Deferred compensation trust, 165,971 and 193,607 shares of common stock at cost at December 31, 2015 and December 31, 2014, respectively	(3,102)	(2,189)
Retained earnings	200,373	145,357
Total stockholders’ equity	427,889	366,906
Total liabilities and stockholders’ equity	$729,193	$666,985

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2015, 2014 and 2013

(in thousands, except per share data)

	2015	2014	2013

Operating Revenue	$1,221,311	$1,272,321	$1,139,094
Operating Expenses:
Salaries, wages and employees’ benefits	670,173	639,633	572,487
Purchased transportation	70,611	99,610	72,975
Fuel, operating expenses and supplies	261,387	314,788	306,364
Operating taxes and licenses	37,003	36,028	36,513
Claims and insurance	26,832	37,563	25,494
Depreciation and amortization	65,020	59,022	51,564
Operating (gains) losses, net	310	(16)	(721)
Total operating expenses	1,131,336	1,186,628	1,064,676
Operating Income	89,975	85,693	74,418
Nonoperating Expenses (Income):
Interest expense	4,107	4,564	6,490
Other, net	(95)	(99)	(217)
Nonoperating expenses, net	4,012	4,465	6,273
Income Before Income Taxes	85,963	81,228	68,145
Income Tax Expense	30,947	29,237	24,518
Net Income	$55,016	$51,991	$43,627

Weighted average common shares outstanding – basic	24,919	24,505	24,154
Weighted average common shares outstanding – diluted	25,471	25,463	25,205

Basic Earnings Per Share	$2.21	$2.12	$1.81
Diluted Earnings Per Share	$2.16	$2.04	$1.73

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2015, 2014 and 2013

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2012	24,088,417	$24	$206,969	$(2,213)	$49,739	$254,519
Stock compensation for options and long-term incentives	16,499	—	2,227	—	—	2,227
Director deferred shares for annual deferral elections	—	—	674	—	—	674
3 for 2 Stock Split	(864)	—	(40)	—	—	(40)
Exercise of stock options, including tax benefits of $1,356	263,064	—	4,173	—	—	4,173
Shares issued for long-term incentive awards, net of shares withheld for taxes	111,428	—	(1,162)	—	—	(1,162)
Deferred tax adjustment for long-term incentive plan	—	—	774	—	—	774
Purchase of shares by Deferred Compensation Trust	—	—	—	(158)	—	(158)
Sale of shares by Deferred Compensation Trust	—	—	33	125	—	158
Net income	—	—	—	—	43,627	43,627

BALANCE at December 31, 2013	24,478,544	24	213,648	(2,246)	93,366	304,792
Stock compensation for options and long-term incentives	6,023	—	3,393	—	—	3,393
Director deferred shares for annual deferral elections	—	—	773	—	—	773
Exercise of stock options, including tax benefits of $2,984	318,321	1	6,651	—	—	6,652
Shares issued for long-term incentive awards, net of shares withheld for taxes	68,918	—	(1,667)	—	—	(1,667)
Deferred tax adjustment for long-term incentive plan	—	—	971	—	—	971
Purchase of shares by Deferred Compensation Trust	—	—	—	(53)	—	(53)
Sale of shares by Deferred Compensation Trust	—	—	(56)	110	—	54
Net income	—	—	—	—	51,991	51,991

BALANCE at December 31, 2014	24,871,806	25	223,713	(2,189)	145,357	366,906
Stock compensation for options and long-term incentives	37,311	—	2,983	—	—	2,983
Director deferred shares for annual deferral elections	—	—	895	—	—	895
Exercise of stock options, including tax benefits of $1,056	116,088	—	2,533	—	—	2,533
Shares issued for long-term incentive awards, net of shares withheld for taxes	116,594	—	(3,118)	—	—	(3,118)
Deferred tax adjustment for long-term incentive plan	—	—	2,674	—	—	2,674
Purchase of shares by Deferred Compensation Trust	—	—	—	(2,227)	—	(2,227)
Sale of shares by Deferred Compensation Trust	—	—	913	1,314	—	2,227
Net income	—	—	—	—	55,016	55,016

BALANCE at December 31, 2015	25,141,799	$25	$230,593	$(3,102)	$200,373	$427,889

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2015, 2014 and 2013

(in thousands)

	2015	2014	2013

Operating Activities:
Net income	$55,016	$51,991	$43,627
Noncash items included in net income:
Depreciation and amortization	65,020	59,022	51,564
Provision for doubtful accounts	1,463	1,942	2,227
Deferred income taxes	8,420	9,462	12,098
Loss (gain) from property disposals, net	310	(17)	(721)
Stock-based compensation	3,878	4,166	2,902
Changes in operating assets and liabilities:
Accounts receivable	6,896	(12,372)	(13,350)
Accounts payable	(382)	(8,590)	5,479
Other working capital items, net	(84)	(11,215)	(5,213)
Claims, insurance and other	(821)	5,260	392
Other, net	2,998	2,521	2,307
Net cash provided by operating activities	142,714	102,170	101,312
Investing Activities:
Acquisition of business, net of cash received	(22,238)	—	—
Acquisition of property and equipment	(86,499)	(97,750)	(126,358)
Proceeds from disposal of property and equipment	818	2,905	4,338
Net cash used in investing activities	(107,919)	(94,845)	(122,020)
Financing Activities:
Repayment of revolving credit agreement	(280,461)	(340,540)	(223,798)
Borrowing of revolving credit agreement	249,994	337,223	262,125
Proceeds from stock option exercises (including excess tax benefits)	2,533	7,623	4,948
Repayment of senior notes	(7,143)	(7,143)	(22,143)
Repayment of capital leases	(3,507)	(280)	—
Other financing activity	(454)	—	(586)
Net cash (used in) provided by financing activities	(39,038)	(3,117)	20,546
Net Increase (Decrease) in Cash and Cash Equivalents	(4,243)	4,208	(162)
Cash and cash equivalents, beginning of period	4,367	159	321
Cash and cash equivalents, end of period	$124	$4,367	$159

Non Cash Investing Activities
Equipment financed with capital leases	$27,054	$16,886	$—

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries. Effective December 31, 2015, the Company’s subsidiaries were as follows: Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc.; Saia Sales, LLC; Saia Logistics Services, LLC, formerly The RL Services Group, LLC; MetroGo, LLC., formed on January 22, 2015; and LinkEx, Inc. acquired on February 2, 2015.

The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Saia, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Common Stock Split

On May 16, 2013, the Company announced a three-for-two stock split in the form of a 50 percent stock dividend. The shares were distributed on June 13, 2013 to shareholders of record as of the close of business on the record date of May 31, 2013. In lieu of fractional shares, shareholders received a cash payment based on the closing share price of the Company’s common stock on the record date. All references in this report to common shares outstanding, weighted average common shares and earnings per share amounts have been retroactively restated to reflect this stock split.

Use of Estimates

Management makes estimates and assumptions when preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions affect the amounts reported in the consolidated financial statements and footnotes. Actual results could differ from those estimates.

Accounting Pronouncements Adopted During 2015

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires entities to retrospectively classify debt issuance costs as a deduction from the corresponding liability on the balance sheet.  In August 2015, the FASB issued ASU 2015-15 to clarify that debt issuance costs related to line-of-credit arrangements could continue to be presented as an asset and be subsequently amortized over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the arrangement.  The Company adopted ASU 2015-03 in 2015, and it did not have an impact on our comparative consolidated balance sheets as the Company’s unamortized debt issuance costs are related to line-of-credit arrangements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Subtopic 740): Balance Sheet Classification of Deferred Taxes, which requires entities to classify deferred tax liabilities and assets as noncurrent on the balance sheet.  Entities have the option to apply this new standard retrospectively or prospectively.  The Company adopted ASU 2015-17 in 2015, which resulted in $19.5 million of current assets being reclassified as an offset to noncurrent liabilities on the balance sheet ending December 31, 2014.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2015	2014
Land	$57,506	$53,632
Structures	181,769	140,206
Tractors	314,326	290,718
Trailers	256,494	237,262
Other revenue equipment	36,828	37,220
Technology equipment and software	72,707	63,773
Other	75,884	68,334

Total property and equipment, at cost	$995,514	$891,145

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service and freight management. Depreciation was $63.4 million, $58.4 million and $51.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation and amortization expense includes amortization of assets under capital lease.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2015, 2014, and 2013, the Company capitalized $2.2 million, $1.0 million, and $2.1 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former parent of Saia provides guarantees for claims in certain self-insured states that arose prior to September 30, 2002 (See Note 3 for more information regarding the guarantees).

Risk retention amounts per occurrence during the three years ended December 31, 2015, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	350,000
Cargo loss and damage	250,000

The Company’s insurance accruals are presented net of amounts receivable from insurance companies that provide coverage above the Company’s retention.

Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As required by FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, the Company follows this guidance which defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. ASC 740 also prescribes a method for computing the tax benefit of such tax positions to be recognized in the financial statements. In addition, it provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Revenue Recognition:    Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. Logistics services engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges.

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

The Company has adopted ASU 2011-08, Testing Goodwill for Impairment. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test required by the previous standard. The Company is not required to estimate the fair value of a reporting unit unless the Company determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $1.7 million, $1.9 million, and $0.8 million in 2015, 2014 and 2013, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2015 and 2014, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Credit Agreement with Banks, described below	$14,534	$45,000
Senior Notes under a Master Shelf Agreement, described below	14,286	21,429
Capital Leases, described below	40,152	16,606
Total debt	68,972	83,035
Less: current portion of long-term debt	12,432	9,138
Long-term debt, less current portion	$56,540	$73,897

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs. On March 6, 2015, the Company entered into the Fifth Amended and Restated Credit Agreement with its banking group (as amended, the Restated Credit Agreement).  The Restated Credit Agreement increased the revolving credit facility availability from $200 million to $250 million and extended the term until March 2020.  The Restated Credit Agreement also reduced the interest rate pricing grid and eliminated both the borrowing base and the minimum tangible net worth covenant.  On the same date, the Company also entered into the Second Amended and Restated Master Shelf Agreement with its long term note holders (as amended, the Restated Master Shelf Agreement) that made changes to this agreement to conform to certain changes in the Restated Credit Agreement. The Company has pledged certain real estate and facilities, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million of availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and a letter of credit fee range from 112.5 basis points to 225 basis points in each case based on the Company’s leverage ratio.

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

At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement. At December 31, 2014, the Company had borrowings of $45.0 million and outstanding letters of credit of $47.3 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment with seven year terms totaling $40.2 million and $16.6 million as of December 31, 2015 and 2014, respectively. Amortization of assets held under the capital leases is included in depreciation and amortization expense. The weighted average interest rate for the capital leases at December 31, 2015 and 2014 is 2.85% and 2.92%, respectively.

Other

The Company paid cash for interest of $3.0 million, $4.5 million, and $6.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated fair value of total debt at December 31, 2015 and 2014 is $73.1 million and $83.7 million, respectively. The carrying amount of debt related to the revolving credit facility approximated fair value as of December 31, 2015 and 2014 due to the existence of variable interest rates, which approximate market rates. The fair value of the senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt which reflect Level 2 inputs in the fair value hierarchy. The fair value of the capital leases is based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs.

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2016	$13,508
2017	13,508
2018	6,365
2019	6,365
2020	20,899
Thereafter	12,449
Total	73,094
Less: Amounts Representing Interest on Capital Leases	4,122
Total	$68,972

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $17.9 million, $17.1 million, and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2016	$14,232
2017	12,646
2018	10,088
2019	7,488
2020	4,875
Thereafter	12,513
Total	$61,842

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $24.7 million at December 31, 2015. As of December 31, 2015 and 2014, the Company had $12.1 million and $1.8 million, respectively, of capital expenditures in accounts payable.

Other.

YRC Worldwide, Inc. (Yellow) provides guarantees for certain workers’ compensation and casualty claims for which the Company is allocated its pro rata share of letters of credit which Yellow must maintain for these insurance programs. Yellow allocated $1.8 million in letters of credit at December 31, 2015 and 2014 in connection with the Company’s insurance programs for which the Company pays quarterly Yellow’s cost plus 125 basis points.

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

4.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2013	$5,231
No Activity	—
December 31, 2014	5,231
Goodwill acquired	6,794

December 31, 2015	$12,025

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2015		December 31, 2014
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$6,086	$7,700	$4,795
Covenants not-to-compete (useful life of 4-6 years)	4,425	3,786	3,625	3,587
Trademarks (useful life of 15 years)	1,500	92	—	—

Total	$24,925	$9,964	$11,325	$8,382

Amortization expense for intangible assets was $1.6 million for 2015 and $0.6 million for 2014 and 2013. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2016	$1,668
2017	1,371
2018	1,363
2019	1,180
2020	1,163

Total	$6,745

5.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2015	2014	2013
Numerator:
Net income	$55,016	$51,991	$43,627
Denominator:
Denominator for basic earnings per share–weighted average common shares	24,919	24,505	24,154
Effect of dilutive stock options	93	239	297
Effect of other common stock equivalents	459	719	754
Denominator for diluted earnings per share–adjusted weighted average common shares	25,471	25,463	25,205

Basic Earnings Per Share	$2.21	$2.12	$1.81

Diluted Earnings Per Share	$2.16	$2.04	$1.73

In 2015 and 2014, options and restricted stock for 206,756, and 7,936 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

6.    Stockholders’ Equity

Share and per share amounts have been retroactively restated to reflect the three-for-two common stock split affected in 2013.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	Years ended December 31,
	2015	2014	2013
Shares of common stock purchased	56,325	1,400	5,900
Aggregate purchase price of shares purchased	$2,226,675	$52,961	$158,060
Shares of common stock sold	83,961	9,729	11,719
Aggregate sale price of shares sold	$3,380,448	$53,962	$158,060

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 229,679 and 244,835 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2015 and 2014, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

7.    Stock-Based Compensation

ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2015, 2014 and 2013, cash flows from financing activities were increased by $3.7 million, $4.0 million, and $2.1 million, respectively, for such excess tax deductions.

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

The 2011 Omnibus Plan provides for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 2,093, 1,905, and 2,199 for the years ended December 31, 2015, 2014 and 2013, respectively. Non-employee directors were also issued 17,969, 16,561 and 24,191 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015 and 2014, no shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan, as they are all allocated to outstanding Performance Unit Awards and outstanding stock options described below. At December 31, 2015 and 2014, 863,472 and 1,257,996 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2015, 2014 and 2013 had stock option and restricted stock compensation expense of $1.8 million, $2.2 million and $1.2 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2015, there is unrecognized compensation expense of $2.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the activity of stock options for the year ended December 31, 2015 for both employees and non-employee directors:

	Options	Weighted average exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2014	359,375	$22.03
Granted	117,600
Exercised	(118,090)
Forfeited	(5,360)
Expired	—

Outstanding at December 31, 2015	353,525	$31.63	4.7	$427

Exercisable at December 31, 2015	58,110	$18.53	2.1	$427

The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $9.9 million, and $4.7 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2015, 2014 and 2013 was $15.41, $12.12, and $12.95, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2015, 2014 and 2013 was $5.66, $6.75, and $4.15, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Risk free interest rate	1.54%	1.58%	0.80%
Expected life in years	4.5	4.5	4.5
Expected volatility	40.82%	44.33%	58.50%
Dividend rate	—	—	—

The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2015 and changes during the year ended December 31, 2015:

	Options	Weighted average Grant-date Fair Value
Unvested at December 31, 2014	359,375	$9.82
Granted	117,600	15.41
Vested	(176,200)	5.66
Forfeited	(5,360)	15.41

Unvested at December 31, 2015	295,415	$13.59

The Company granted shares of restricted stock to certain key executives in February 2013, September 2014 and May 2015. All of the outstanding shares of restricted stock issued vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. The following table summarizes restricted stock activity during the year ended December 31, 2015:

	Shares	Weighted average Grant-date Fair Value
Restricted Stock at December 31, 2014	107,939	$13.90
Granted	3,651	$41.08
Vested	(45,455)	$11.00
Forfeited	—	—

Restricted Stock at December 31, 2015	66,135	$17.39

Performance Unit Awards

Under the 2011 Omnibus Plan and the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved performance unit awards to a group of less than 20 management and executive employees.

The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense for the performance unit awards of $1.2 million in 2015, $1.2 million in 2014 and $1.0 million in 2013. Shares earned under the performance unit awards will be issued in the first quarter of the year following the end of the performance period. There was an issuance of 49,983 shares for the January 2013-January 2016 performance period in February 2016, 146,054 shares for the January 2012-December 2014 performance period in February 2015, and 106,330 shares for the February 2011-February 2014 performance period in February 2014. The issuance of shares related to these awards would range from zero to a maximum of 66,316 shares per year as of December 31, 2015.

8.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company elected to temporarily suspend the Company match in February 2009. Effective April 1, 2011, the Company reinstated one-half of the 401(k) match with the remainder of the match reinstated on December 1, 2013. The Company’s total contributions included in continuing operations for the years ended December 31, 2015, 2014 and 2013, were $6.4 million, $5.7 million, and $2.5 million, respectively.

Deferred Compensation Plan

The Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2015 and 2014, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 165,971 and 193,607 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of $2.9 million, $6.5 million, and $8.8 million in 2015, 2014 and 2013, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to do payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 7,327, 4,751, and 6,711 shares in the open market during 2015, 2014 and 2013, respectively.

9.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2015	2014
Depreciation	$103,471	$100,607
Other	3,482	(559)

Gross deferred tax liabilities	106,953	100,048
Allowance for doubtful accounts	(1,350)	(1,511)
Equity-based compensation	(3,961)	(3,440)
Employee benefits	(4,847)	(7,024)
Claims and insurance	(20,942)	(22,019)
Other	(8,436)	(7,108)

Gross deferred tax assets	(39,536)	(41,102)

Net deferred tax liability	$67,417	$58,946

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2015 or 2014 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision (benefit) for continuing operations consists of the following (in thousands):

	2015	2014	2013
Current:
U.S. federal	$20,768	$18,085	$9,924
State	1,759	1,690	2,496

Total current income tax provision	22,527	19,775	12,420

Deferred:
U.S. federal	8,570	9,547	11,822
State	(150)	(85)	276

Total deferred income tax provision	8,420	9,462	12,098

Total income tax provision	$30,947	$29,237	$24,518

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows (in thousands):

	2015	2014	2013
Provision at federal statutory rate	$30,087	$28,430	$23,851
State income taxes, net	2,229	2,426	2,574
Nondeductible business expenses	696	589	675
Tax credits	(1,532)	(1,434)	(2,429)
Other, net	(533)	(774)	(153)

Total provision	$30,947	$29,237	$24,518

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2013-2015 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files vary by state. In general, tax years 2006-2015 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2002 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2015	2014
Gross unrecognized tax benefits at beginning of year	$1,165	$1,281
Gross decreases in tax positions for prior years	—	—
Gross increases in tax positions for current year	237	202
Settlements	—	—
Lapse of statute of limitations	(244)	(318)

Gross unrecognized tax benefits at end of year	$1,158	$1,165

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2015, 2014 and 2013, respectively, the Company recorded interest related to unrecognized tax benefits of approximately $0.2 million, $0.3 million, and $0.1 million, respectively. The Company had approximately $1.0 million and $1.3 million of accrued interest and penalties at December 31, 2015 and 2014, respectively. The total amount of unrecognized tax benefits that would affect the Company’s effective tax rate if recognized is $1.2 million as of December 31, 2015 and 2014. The Company paid cash for income taxes of $16.4 million, $20.8 million, and $20.6 million in 2015, 2014 and 2013, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

As a result of legislation enacted in 2015 and 2014, the Company recognized tax credits for alternative fuel usage of approximately $1.0 million in the fourth quarter of each year.

10.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2015	March 31	June 30	September 30	December 31
Operating revenue	$293,022	$323,480	$317,199	$287,610
Operating income	21,233	31,281	19,845	17,616
Net income	12,605	19,247	11,777	11,387

Basic earnings per share	$0.51	$0.77	$0.47	$0.46

Diluted earnings per share	$0.49	$0.75	$0.46	$0.46

Three months ended, 2014	March 31	June 30	September 30	December 31
Operating revenue	$299,730	$330,399	$332,544	$309,648
Operating income	15,231	22,741	27,149	20,572
Net income	8,576	13,568	16,278	13,569

Basic earnings per share	$0.35	$0.55	$0.66	$0.55

Diluted earnings per share	$0.34	$0.53	$0.64	$0.53

11.    Acquisition

On February 2, 2015, the Company acquired 100% of the interests of LinkEx, an asset-light third party logistics business based in Dallas, Texas.   The Company believes this acquisition is a future growth opportunity for its portfolio of services in the asset-light market. This acquisition fits into the Company’s strategic goal of diversifying Saia’s portfolio of service offerings.  Pursuant to the terms of the purchase agreement, the Company paid $22.2 million at the acquisition date with a potential earn-out of up to $3 million subject to meeting profit targets.  The Company concluded that LinkEx will not likely meet these profit targets and, thus, has not recorded a liability related to contingent consideration as of the acquisition date.

During the fourth quarter of 2015, the Company finalized its purchase accounting related to the acquisition of LinkEx, Inc. as indicated below (in thousands).  The goodwill, customer lists and other identifiable intangible assets associated with the acquisition will be deductible for federal and state income tax purposes ratably over a 15 year period.  The weighted-average useful life for the identified intangible assets is 14.4 years.

Consideration:
Cash, net of cash received	$(22,238)

Fair value of total consideration transferred	$(22,238)

Acquisition related costs included in SG&A	300
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$4,337
Property and equipment	430
Customer lists	11,300
Other identifiable intangible assets	2,300
Other non-current assets	9
Current liabilities	(2,900)
Non-current liabilities	(32)

Total identifiable net assets assumed	$15,444
Goodwill	6,794

Total	$22,238

Results of LinkEx are included in the accompanying Consolidated Statements of Operations commencing on the date of acquisition. The Company accounted for the acquisition using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at the acquisition date fair values, with any excess of the consideration transferred over the estimated fair values of the identifiable net assets acquired recorded as goodwill. Goodwill is an asset representing operational synergies and future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.

12.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2015:
Deducted from asset account – Allowance for uncollectible accounts	$3,868	$1,463	—	$(1,880)	$3,451
Year ended December 31, 2014:
Deducted from asset account – Allowance for uncollectible accounts	3,737	1,942	—	(1,811)	3,868
Year ended December 31, 2013:
Deducted from asset account – Allowance for uncollectible accounts	3,881	2,227	—	(2,371)	3,737

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2015 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

During 2015, the Company acquired LinkEx, Inc. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 does not include an evaluation of the internal control over financial reporting of these acquired operations associated with total assets of $25.2 million and total revenues of $9.0 million included in the consolidated financial statements of Saia, Inc. and subsidiaries as of and for the year ended December 31, 2015.

From the acquisition date to December 31, 2015, the processes and systems of the acquired business were discrete and did not significantly impact internal control over financial reporting of the Company.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015, which report appears on page 33 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
Frederick J. Holzgrefe, III	Vice President and Chief Financial Officer (Principal Financial Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2016, and is incorporated herein by reference. Certain Information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2016, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2016, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2016, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2016, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The consolidated financial statements required by this item are included in Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II — Valuation and Qualifying Accounts information is included in Note 12 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for the year ended December 31, 2015.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 26, 2016	By:	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	February 26, 2016
Richard D. O’Dell

/s/ Frederick J. Holzgrefe, III	Vice President of Finance and Chief Financial	February 26, 2016
Frederick J. Holzgrefe, III	Officer, Saia, Inc. (Principal Financial Officer)

/s/ Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 26, 2016
Stephanie R. Maschmeier

/s/ Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 26, 2016
Herbert A. Trucksess, III

/s/ William F. Evans	Director	February 26, 2016
William F. Evans

/s/ Linda J. French	Director	February 26, 2016
Linda J. French

/s/ John P. Gainor, Jr.	Director	February 26, 2016
John P. Gainor, Jr.

/s/ John J. Holland	Director	February 26, 2016
John J. Holland

/s/ Randolph W. Melville	Director	February 26, 2016
Randolph W. Melville

/s/ Bjorn E. Olsson	Director	February 26, 2016
Bjorn E. Olsson

/s/ Douglas W. Rockel	Director	February 26, 2016
Douglas W. Rockel

/s/ Jeffrey C. Ward	Director	February 26, 2016
Jeffrey C. Ward

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

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

10.2.3

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

10.3.5

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

10.14

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

10.16	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.17

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.18

Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

Exhibit Number	Description of Exhibit
10.19

Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to

Exhibit 10.25 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2011).*

10.20	Form of Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.21

Form of Employee Nonqualified Stock Option Agreement for Richard D. O’Dell (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.22

Form of Employee Nonqualified Stock Option Agreement for Frederick J. Holzgrefe, III (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.3 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.23	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.24

Severance Agreement, dated as of February 3, 2015, between Saia, Inc., and Frederick J. Holzgrefe, III (incorporated herein by reference to Exhibit 10.5 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Saia’s Form 10-K (File No. 0-49983) for the year ended December 31, 2014).

21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21 of Saia’s Form 10-K (File No. 0-49983) for the year ended December 31, 2014).

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.