Form 10-Q
period 2016-03-31
SAIA INC
filed 2016-04-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 29, 2016
Common Stock, par value $.001 per share	25,186,278

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2016	December 31, 2015
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$238	$124
Accounts receivable, net	137,607	124,222
Prepaid expenses and other	37,590	34,643
Total current assets	175,435	158,989
Property and Equipment, at cost	1,056,435	995,514
Less-accumulated depreciation	467,212	456,335
Net property and equipment	589,223	539,179
Goodwill and Identifiable Intangibles, net	26,649	26,986
Other Noncurrent Assets	4,398	4,039
Total assets	$795,705	$729,193
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$59,723	$54,754
Wages, vacation and employees’ benefits	30,423	27,834
Other current liabilities	46,700	46,360
Current portion of long-term debt	13,659	12,432
Total current liabilities	150,505	141,380
Other Liabilities:
Long-term debt, less current portion	102,780	56,540
Deferred income taxes	69,078	67,417
Claims, insurance and other	34,574	35,967
Total other liabilities	206,432	159,924
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,186,278 and 25,141,799 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in-capital	231,114	230,593
Deferred compensation trust, 174,171 and 165,971 shares of common stock at cost at March 31, 2016 and December 31, 2015, respectively	(3,319)	(3,102)
Retained earnings	210,948	200,373
Total stockholders’ equity	438,768	427,889
Total liabilities and stockholders’ equity	$795,705	$729,193

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2016 and 2015

(unaudited)

	First Quarter
	2016	2015
	(in thousands, except per share data)
Operating Revenue	$289,911	$293,022
Operating Expenses:
Salaries, wages and employees’ benefits	170,266	157,729
Purchased transportation	12,467	17,714
Fuel, operating expenses and supplies	54,040	67,145
Operating taxes and licenses	10,040	9,096
Claims and insurance	8,081	4,837
Depreciation and amortization	17,243	15,199
Operating losses, net	190	69
Total operating expenses	272,327	271,789
Operating Income	17,584	21,233
Nonoperating Expenses (Income):
Interest expense	963	1,019
Other, net	(7)	(51)
Nonoperating expenses, net	956	968
Income Before Income Taxes	16,628	20,265
Income Tax Provision	6,053	7,660
Net Income	$10,575	$12,605

Weighted average common shares outstanding – basic	24,998	24,803
Weighted average common shares outstanding – diluted	25,445	25,513

Basic Earnings Per Share	$0.42	$0.51
Diluted Earnings Per Share	$0.42	$0.49

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2016 and 2015

(unaudited)

	First Quarter
	2016	2015
	(in thousands)
Operating Activities:
Net income	$10,575	$12,605
Noncash items included in net income:
Depreciation and amortization	17,243	15,199
Other, net	1,701	2,060
Changes in operating assets and liabilities, net	(13,213)	(3,704)
Net cash provided by operating activities	16,306	26,160
Investing Activities:
Acquisition of business, net of cash received	—	(23,080)
Acquisition of property and equipment	(53,995)	(30,064)
Proceeds from disposal of property and equipment	367	294
Net cash used in investing activities	(53,628)	(52,850)
Financing Activities:
Repayment of revolving credit agreement	(26,738)	(72,277)
Borrowing of revolving credit agreement	65,564	93,854
Proceeds from stock option exercises (including excess tax benefits)	—	1,842
Repayment of capital leases	(1,390)	(446)
Other financing activity	—	(454)
Net cash provided by financing activities	37,436	22,519
Net Increase (Decrease) in Cash and Cash Equivalents	114	(4,171)
Cash and cash equivalents, beginning of period	124	4,367
Cash and cash equivalents, end of period	$238	$196

Non Cash Investing Activities
Equipment financed with capital leases	$10,032	$3,471

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2016.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries.  The Company’s subsidiaries are as follows:  Saia Motor Freight Line, LLC, doing business as Saia LTL Freight; Saia TL Plus, LLC, formerly Robart Transportation, Inc.; Saia Sales, LLC; Saia Logistics Services, LLC, formerly The RL Services Group, LLC; Saia MetroGo, LLC, formed on January 22, 2015; and LinkEx, Inc. acquired on February 2, 2015.  The Company has one operating segment.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018.  Early application is permitted for the Company on January 1, 2017.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  The Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to recognize the income tax effects of stock awards in the income statement when the awards vest or are settled.  Further, the ASU allows entities to withhold up to the maximum individual statutory tax rate without classifying the stock awards as a liability and to account for forfeitures either upon occurrence or by estimating forfeitures.  The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2016	2015
Numerator:
Net income	$10,575	$12,605
Denominator:
Denominator for basic earnings per share–weighted average common shares	24,998	24,803
Effect of dilutive stock options	48	155
Effect of other common stock equivalents	399	555
Denominator for diluted earnings per share–adjusted weighted average common shares	25,445	25,513

Basic Earnings Per Share	$0.42	$0.51

Diluted Earnings Per Share	$0.42	$0.49

For the quarters ended March 31, 2016 and 2015, options and restricted stock for 554,672 and 117,600 shares, respectively, of common stock of the Company were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company is subject to legal proceedings that arise in the ordinary course of its business. The Company believes that adequate provisions for the resolution of all contingencies, claims and pending litigation have been made for probable and estimable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on the results of operations in a given quarter or annual period.

The Company pays its pro rata share of the cost in connection with letters of credit for certain workers’ compensation and casualty claims incurred prior to March 31, 2000 that another carrier must maintain for insurance programs.  The pro rata share of these letters of credit was $1.8 million at March 31, 2016.

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2016 and December 31, 2015, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2016 and December 31, 2015 was $116.9 million and $73.1 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $116.4 million and $69.0 million at March 31, 2016 and December 31, 2015, respectively.

(5) Debt and Financing Arrangements

At March 31, 2016 and December 31, 2015, debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Credit Agreement with Banks, described below	$53,360	$14,534
Senior Notes under a Master Shelf Agreement, described below	14,286	14,286
Capital Leases, described below	48,793	40,152
Total debt	116,439	68,972
Less: current portion of long-term debt	13,659	12,432
Long-term debt, less current portion	$102,780	$56,540

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

At March 31, 2016, the Company had borrowings of $53.4 million and outstanding letters of credit of $37.9 million under the Restated Credit Agreement.  At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment with seven year terms totaling $48.8 million.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rate for the capital leases at March 31, 2016 and December 31, 2015 is 2.82% and 2.85%, respectively.

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2016	$13,000
2017	14,953
2018	7,810
2019	7,810
2020	61,170
Thereafter	16,600
Total	$121,343
Less: Amounts Representing Interest on Capital Leases	4,904
Total	$116,439

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2015 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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

These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue decreased by 1.1 percent in the first quarter of 2016 compared to the same period in 2015.  The decrease resulted primarily from decreased tonnage and fuel surcharges, partially offset by yield management.

Consolidated operating income was $17.6 million for the first quarter of 2016 compared to $21.2 million for the first quarter of 2015.  In the first quarter of 2016, LTL shipments and tonnage per workday were down 0.8 and 3.4 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.42 in the first quarter of 2016, compared to diluted earnings per share of $0.49 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 93.9 percent in the first quarter of 2016 compared to 92.8 percent in the first quarter of 2015.

The Company had $16.3 million in cash provided by operating activities through the first three months of 2016 compared with $26.2 million in the prior year period largely due to working capital fluctuations and a decrease in operating income for the three months ended March 31, 2016.  The Company had net cash used in investing activities of $53.6 million during the first three months of 2016 compared to $52.9 million in the first three months of 2015 and was primarily for the purchase of revenue equipment.  The Company’s cash provided by financing activities was $37.4 million through the first three months of 2016 compared to $22.5 million in the prior year period.  The Company had $53.4 million in borrowings under its revolving credit agreement, outstanding letters of credit of $39.7 million and cash and cash equivalents balance of $0.2 million at March 31, 2016.  The Company was in compliance with the debt covenants under its debt agreements at March 31, 2016.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2016 and 2015

(unaudited)

			Percent
			Variance
	2016	2015	'16 v. '15
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$289,911	$293,022	(1.1)%
Operating Expenses:
Salaries, wages and employees’ benefits	170,266	157,729	7.9
Purchased transportation	12,467	17,714	(29.6)
Depreciation and amortization	17,243	15,199	13.4
Fuel and other operating expenses	72,351	81,147	(10.8)
Operating Income	17,584	21,233	(17.2)
Operating Ratio	93.9%	92.8%	(1.2)
Nonoperating Expense	956	968	(1.2)

Working Capital (as of March 31, 2016 and 2015) (1)	24,930	29,518
Cash Flows provided by Operations (year to date)	16,306	26,160
Net Acquisitions of Property and Equipment (year to date)	53,628	29,770

Saia Motor Freight Operating Statistics:
LTL Tonnage	868	884	(1.8)
LTL Shipments	1,553	1,542	0.7
LTL Revenue per hundredweight	$15.49	$15.17	2.1

(1)

The prior year working capital amount has been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17.

Quarter ended March 31, 2016 compared to Quarter ended March 31, 2015

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2016 decreased 1.1 percent to $289.9 million primarily as a result of decreased tonnage and fuel surcharges which were partially offset by yield management.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.1 percent to $15.49 per hundredweight for the first quarter of 2016 as a result of increased rates largely offset by decreased fuel surcharges.  Saia’s LTL tonnage decreased 1.8 percent to 0.9 million tons.  LTL shipments increased 0.7 percent to 1.6 million shipments.  Approximately 80 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year.  The remaining 20 percent of operating revenue is subject to an annual general rate increase.  On December 7, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising this 20 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.  Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa.  Saia revised its fuel surcharge program effective January 18, 2016.  Fuel surcharge revenue decreased to 8.7% of operating revenue for the quarter ended March 31, 2016 compared to 12.6% for the quarter ended March 31, 2015, as a result of lower fuel prices.

Operating expenses and margin

Consolidated operating income was $17.6 million in the first quarter of 2016 compared to operating income of $21.2 million in the prior year quarter.  Overall, the operations were unfavorably impacted in the first quarter of 2016 by declining tonnage, salary and wage increases, and increased accident frequency and severity, which more than offset the higher yield and continued network optimization initiatives.  The first quarter 2016 operating ratio (operating expenses divided by operating revenue) was 93.9 percent compared to 92.8 percent for the same period in 2015.

Salaries, wages and benefits increased $12.5 million in the first quarter of 2016 compared to the prior year period largely due to increased wages associated with an additional workday and a 4 percent wage increase in July 2015, increased internal driver utilization and higher healthcare benefit costs.

Fuel, operating expenses and supplies decreased $13.1 million in the first quarter of 2016 compared to the prior year period largely due to lower fuel costs, improved fuel efficiency, and reduced costs of other operating expenses and supplies.  During the first quarter of 2016, claims and insurance expense was $3.2 million higher than the previous year quarter primarily due to increased frequency and severity of accident claims during the quarter partially offset by decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation decreased $5.2 million compared to the first quarter of 2015 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of internal assets.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in first quarter 2016 was lower due to lower average borrowings in the first quarter of 2016. The effective tax rate was 36.4 percent and 37.8 percent for the quarter ended March 31, 2016 and March 31, 2015, respectively.  The decreased tax rate is primarily a result of legislation enacted in December 2015 to extend alternative fuel tax credits for 2015 and 2016.

Net income was $10.6 million, or $0.42 per diluted share, in the first quarter of 2016 compared to net income of $12.6 million, or $0.49 per diluted share, in the first quarter of 2015.

Working capital/capital expenditures

Working capital at March 31, 2016 was $24.9 million, which decreased from working capital at March 31, 2015 of $29.5 million.

Current assets decreased by $1.1 million as compared to March 31, 2015 and include a decrease in accounts receivable of $2.7 million.  The decrease in current assets was in addition to the $3.5 million increase in current liabilities largely due to an increase in the current portion of long-term debt from capital leases used to finance certain revenue equipment.  Cash flows provided by operating activities were $16.3 million for the three months ended March 31, 2016 versus $26.2 million for the three months ended March 31, 2015.  For the three months ended March 31, 2016, cash used in investing activities was $53.6 million versus $52.9 million in the prior year period.  The increase in cash used in investing activities is driven by the timing of net capital expenditures for revenue equipment largely offset by the acquisition of LinkEx, Inc. in February 2015.  For the three months ended March 31, 2016, net cash provided by financing activities was $37.4 million compared to $22.5 million in the prior year period.

Outlook

Our business remains highly correlated to the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  If significant competitors were to cease operations and their capacity leave the market, current industry conditions would likely improve.  However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.  The Company continues to pursue revenue and cost initiatives to improve profitability.  On December 7, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 20 percent of operating revenue.  Saia revised its fuel surcharge program effective January 18, 2016.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2015, the Company implemented a market competitive salary and wage increase for all of its employees.  The impact of the July 2015 compensation increase is expected to be approximately $16 million annually.  The Company anticipates the impact of the July 2015 compensation increase to be partially offset by further productivity and efficiency gains.  The Company also anticipates market competitive wage increases in 2016.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  The Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to recognize the income tax effects of stock awards in the income statement when the awards vest or are settled.  Further, the ASU allows entities to withhold up to the maximum individual statutory tax rate without classifying the stock awards as a liability and to account for forfeitures either upon occurrence or by estimating the number of forfeitures.  The new standard is effective for the Company on January 1, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs.  The facility provides up to $250 million in availability and expires in March 2020.  The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement).  The Company has pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure indebtedness under both agreements.

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

At March 31, 2016, the Company had borrowings of $53.4 million and outstanding letters of credit of $37.9 million under the Restated Credit Agreement.  At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent.  Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made December 2013.  The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.

Capital Leases

The Company is obligated under capital leases which include obligations covering revenue equipment with seven year terms totaling $48.8 million as of March 31, 2016, compared to $40.2 million at December 31, 2015.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at March 31, 2016 and December 31, 2015 are 2.82% and 2.85%, respectively.

Other

Projected net capital expenditures for 2016 are approximately $140 million. This represents an approximate $27 million increase from 2015 net capital expenditures of $113 million for property and equipment, inclusive of equipment acquired using capital leases.  Approximately $32.6 million of the 2016 remaining capital budget was committed as of March 31, 2016.  Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements.  Cash flows from operating activities were $142.7 million for the year ended December 31, 2015, while net cash used in investing activities was $107.9 million.  Cash flows provided by operating activities were $16.3 million for the three months ended March 31, 2016; $9.9 million lower than the first quarter of the prior year largely due to working capital fluctuations and a decrease in operating income.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $158.7 million at March 31, 2016, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at March 31, 2016.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below.  See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.  In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.2 million for the remainder of 2016 and decreasing for each year thereafter based on borrowings and commitments outstanding at March 31, 2016.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of March 31, 2016 (in millions):

	Payments due by year
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$53.4	$—	$53.4
Long-term debt	7.1	7.2	—	—	—	—	14.3
Leases:
Capital Leases (1)	5.9	7.8	7.8	7.8	7.8	16.6	53.7
Operating leases	11.2	13.1	10.4	7.7	5.1	13.2	60.7
Purchase obligations (2)	34.1	—	—	—	—	—	34.1
Total contractual obligations	$58.3	$28.1	$18.2	$15.5	$66.3	$29.8	$216.2

(1)

The contractual capital lease obligation payments included in this table include both the principle and interest components.  See Note 5 to the accompanyuing condensed consolidated financial statements in this Form 10-Q.

(2)	Includes commitments of $32.6 million for capital expenditures.

	Amount of commitment expiration by year
	2016	2017	2018	2019	2020	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$158.7	$—	$158.7
Letters of credit	0.3	39.4	—	—	—	—	39.7
Surety bonds	4.5	26.3	—	—	—	—	30.8
Total commercial commitments	$4.8	$65.7	$—	$—	$158.7	$—	$229.2

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.1 million for uncertain tax positions and accrued interest and penalties of $1.0 million related to the uncertain tax positions as of March 31, 2016.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2016.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy.  The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2016
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$12.0	$13.9	$6.8	$7.0	$7.2	$16.1	$63.0	$63.5
Average interest rate	3.6%	3.6%	2.8%	2.8%	2.8%	2.8%
Variable rate debt	$—	$—	$—	$—	$53.4	$—	$53.4	$53.4
Average interest rate	—	—	—	—	1.7%	—

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2016 through
January 31, 2016	1,100	(2)	$20.07	(2)	—	$—
February 1, 2016 through
February 29, 2016	7,400	(3)	$25.96	(3)	—	—
March 1, 2016 through
March 31, 2016	1,100	(4)	$25.85	(4)	—	—
Total	9,600				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2016 through January 31, 2016.
(3)

The Saia, Inc. Executive Capital Accumulation Plan sold 1,400 shares of Saia stock at an average price of $25.88 per share on the open market during the period of February 1, 2016 through February 29, 2016.

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2016 through March 31, 2016.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 29, 2016	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

E-1