Form 10-Q
period 2016-06-30
SAIA INC
filed 2016-07-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 29, 2016
Common Stock, par value $.001 per share	25,207,381

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2016	December 31, 2015
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$360	$124
Accounts receivable, net	142,331	124,222
Prepaid expenses and other	29,450	34,643
Total current assets	172,141	158,989
Property and Equipment, at cost	1,107,001	995,514
Less-accumulated depreciation	481,088	456,335
Net property and equipment	625,913	539,179
Goodwill and Identifiable Intangibles, net	26,232	26,986
Other Noncurrent Assets	4,621	4,039
Total assets	$828,907	$729,193
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$49,679	$54,754
Wages, vacation and employees’ benefits	33,619	27,834
Other current liabilities	45,014	46,360
Current portion of long-term debt	16,627	12,432
Total current liabilities	144,939	141,380
Other Liabilities:
Long-term debt, less current portion	122,747	56,540
Deferred income taxes	71,673	67,417
Claims, insurance and other	35,352	35,967
Total other liabilities	229,772	159,924
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,207,381 and 25,141,799 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in-capital	233,200	230,593
Deferred compensation trust, 170,027 and 165,971 shares of common stock at cost at June 30, 2016 and December 31, 2015, respectively	(3,252)	(3,102)
Retained earnings	224,223	200,373
Total stockholders’ equity	454,196	427,889
Total liabilities and stockholders’ equity	$828,907	$729,193

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2016 and 2015

(unaudited)

	Second Quarter		Six Months
	2016	2015	2016	2015
	(in thousands, except per share data)
Operating Revenue	$311,905	$323,480	$601,816	$616,502
Operating Expenses:
Salaries, wages and employees’ benefits	175,924	170,465	346,190	328,194
Purchased transportation	14,315	20,184	26,782	37,898
Fuel, operating expenses and supplies	59,026	69,165	113,066	136,310
Operating taxes and licenses	10,126	9,411	20,166	18,507
Claims and insurance	10,880	6,361	18,961	11,198
Depreciation and amortization	19,740	16,561	36,983	31,760
Operating losses, net	173	52	363	121
Total operating expenses	290,184	292,199	562,511	563,988
Operating Income	21,721	31,281	39,305	52,514
Nonoperating Expenses (Income):
Interest expense	1,264	1,074	2,227	2,093
Other, net	(36)	(14)	(43)	(65)
Nonoperating expenses, net	1,228	1,060	2,184	2,028
Income Before Income Taxes	20,493	30,221	37,121	50,486
Income Tax Provision	7,218	10,974	13,271	18,634
Net Income	$13,275	$19,247	$23,850	$31,852

Weighted average common shares outstanding – basic	25,030	24,936	25,014	24,870
Weighted average common shares outstanding – diluted	25,583	25,561	25,560	25,526

Basic Earnings Per Share	$0.53	$0.77	$0.95	$1.28
Diluted Earnings Per Share	$0.52	$0.75	$0.93	$1.25

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(unaudited)

	Six Months
	2016	2015
	(in thousands)
Operating Activities:
Net income	$23,850	$31,852
Noncash items included in net income:
Depreciation and amortization	36,983	31,760
Other, net	6,351	(27)
Changes in operating assets and liabilities, net	(1,370)	3,460
Net cash provided by operating activities	65,814	67,045
Investing Activities:
Acquisition of business, net of cash received	—	(22,238)
Acquisition of property and equipment	(102,140)	(56,466)
Proceeds from disposal of property and equipment	595	517
Net cash used in investing activities	(101,545)	(78,187)
Financing Activities:
Repayment of revolving credit agreement	(73,372)	(131,504)
Borrowing of revolving credit agreement	116,128	144,504
Proceeds from stock option exercises (including excess tax benefits)	248	2,629
Repayment of senior notes	(3,572)	(3,571)
Repayment of capital leases	(3,465)	(1,165)
Other financing activity	—	(455)
Net cash provided by financing activities	35,967	10,438
Net Increase (Decrease) in Cash and Cash Equivalents	236	(704)
Cash and cash equivalents, beginning of period	124	4,367
Cash and cash equivalents, end of period	$360	$3,663

Non Cash Investing Activities
Equipment financed with capital leases	$34,683	$17,336

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the quarter and six months ended June 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2016.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2016	2015	2016	2015
Numerator:
Net income	$13,275	$19,247	$23,850	$31,852
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,030	24,936	25,014	24,870
Effect of dilutive stock options	43	128	45	143
Effect of other common stock equivalents	510	497	501	513
Denominator for diluted earnings per share–adjusted weighted average common shares	25,583	25,561	25,560	25,526

Basic Earnings Per Share	$0.53	$0.77	$0.95	$1.28

Diluted Earnings Per Share	$0.52	$0.75	$0.93	$1.25

For the quarter and six months ended  June 30, 2016, options and restricted stock for 516,312 and 534,527 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2015, options and restricted stock for 125,536 and 117,600 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The Company pays its pro rata share of the cost in connection with letters of credit for certain workers’ compensation and casualty claims incurred prior to March 31, 2000 that another carrier must maintain for insurance programs.  The pro rata share of these letters of credit was $1.8 million at June 30, 2016.

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2016 and December 31, 2015, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2016 and December 31, 2015 was $139.7 million and $73.1 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $139.4 million and $69.0 million at June 30, 2016 and December 31, 2015, respectively.

(5) Debt and Financing Arrangements

At June 30, 2016 and December 31, 2015, debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Credit Agreement with Banks, described below	$57,290	$14,534
Senior Notes under a Master Shelf Agreement, described below	10,714	14,286
Capital Leases, described below	71,370	40,152
Total debt	139,374	68,972
Less: current portion of long-term debt	16,627	12,432
Long-term debt, less current portion	$122,747	$56,540

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

At June 30, 2016, the Company had borrowings of $57.3 million and outstanding letters of credit of $39.9 million under the Restated Credit Agreement.  At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent.  Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made in December 2013.  The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At June 30, 2016 and December 31, 2015, the Company had $10.7 million and $14.3 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases covering revenue equipment with seven year terms totaling $71.4 million at June 30, 2016 compared to $40.2 million at December 31, 2015.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rate for the capital leases at June 30, 2016 and December 31, 2015 is 2.82% and 2.85%, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2016	$9,258
2017	18,517
2018	11,374
2019	11,374
2020	68,665
Thereafter	27,405
Total	$146,593
Less: Amounts Representing Interest on Capital Leases	7,219
Total	$139,374

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

The Company’s operating revenue decreased by 3.6 percent in the second quarter of 2016 compared to the same period in 2015.  The decrease resulted primarily from decreased shipments, tonnage and fuel surcharges, partially offset by yield management.

Consolidated operating income was $21.7 million for the second quarter of 2016 compared to $31.3 million for the second quarter of 2015.  In the second quarter of 2016, LTL shipments and tonnage per workday were down 2.6 and 4.3 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.52 in the second quarter of 2016, compared to diluted earnings per share of $0.75 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 93.0 percent in the second quarter of 2016 compared to 90.3 percent in the second quarter of 2015.

The Company had $65.8 million in cash provided by operating activities through the first six months of 2016 compared with $67.0 million in the same period last year due to a decrease in operating income largely offset by working capital fluctuations and an increase in non-cash items included in net income for the six months ended June 30, 2016.  The Company had net cash used in investing activities of $101.6 million during the first six months of 2016 compared to $78.1 million in the first six months of 2015, primarily as a result of the purchase of revenue equipment this year.  The Company’s cash provided by financing activities was $36.0 million through the first six months of 2016 compared to $10.4 million in the same period last year.  The Company had $57.3 million in borrowings under its revolving credit agreement, outstanding letters of credit of $41.7 million and cash and cash equivalents balance of $0.4 million at June 30, 2016.  The Company also had $10.7 million outstanding in Senior Notes and $71.4 million in obligations under capital leases at June 30, 2016.  The Company was in compliance with the debt covenants under its debt agreements at June 30, 2016.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2016 and 2015

(unaudited)

			Percent
			Variance
	2016	2015	'16 v. '15
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$311,905	$323,480	(3.6)%
Operating Expenses:
Salaries, wages and employees’ benefits	175,924	170,465	3.2
Purchased transportation	14,315	20,184	(29.1)
Depreciation and amortization	19,740	16,561	19.2
Fuel and other operating expenses	80,205	84,989	(5.6)
Operating Income	21,721	31,281	(30.6)
Operating Ratio	93.0%	90.3%	(2.7)
Nonoperating Expense	1,228	1,060	15.8

Working Capital (as of June 30, 2016 and 2015) (1)	27,202	25,523
Cash Flows provided by Operations (year to date)	65,814	67,045
Net Acquisitions of Property and Equipment (year to date)	101,545	55,949

Saia Motor Freight Operating Statistics:
LTL Tonnage	919	960	(4.3)
LTL Shipments	1,639	1,683	(2.6)
LTL Revenue per hundredweight	$15.73	$15.42	2.0

(1)

The prior year working capital amount has been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17.

Quarter and six months ended June 30, 2016 compared to Quarter and six months ended June 30, 2015

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2016 decreased 3.6 percent to $311.9 million primarily as a result of decreased tonnage, shipments and fuel surcharges which were partially offset by yield management.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.0 percent to $15.73 per hundredweight for the second quarter of 2016 as a result of increased rates largely offset by decreased fuel surcharges.  Saia’s LTL tonnage decreased 4.3 percent to 0.9 million tons.  LTL shipments decreased 2.6 percent to 1.6 million shipments.  Approximately 75 to 80 percent of Saia’s operating revenue is subject to specific customer price adjustment negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue is subject to an annual general rate increase.  On December 7, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising this 20 to 25 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of annual customer contract renewals which blur the distinction between base price increases and recoveries under the fuel surcharge program.  Fuel surcharges represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa.  Saia revised its fuel surcharge program effective January 18, 2016.  Fuel surcharge revenue decreased to 9.7% of operating revenue for the quarter ended June 30, 2016 compared to 12.3% for the quarter ended June 30, 2015, as a result of lower fuel prices.

For the six months ended June 30, 2016, operating revenues were $601.8 million, down 2.4 percent from $616.5 million for the six months ended June 30, 2015, primarily due to decreased tonnage, shipments and fuel surcharges, partially offset by effective yield management and an additional workday in the current year period.  Fuel surcharge revenue decreased to 9.2% of operating revenue for the six months ended June 30, 2016 compared to 12.4% for the six months ended June 30, 2015, as a result of lower fuel prices.

Operating expenses and margin

Consolidated operating income was $21.7 million in the second quarter of 2016 compared to $31.3 million in the prior year quarter.  Overall, the operations were unfavorably impacted in the second quarter of 2016 by declining tonnage and shipments, salary and wage increases, and increased accident costs, which were only partially offset by higher yield and continued network optimization initiatives.  The second quarter 2016 operating ratio (operating expenses divided by operating revenue) was 93.0 percent compared to 90.3 percent for the same period in 2015.

Salaries, wages and benefits increased $5.5 million in the second quarter of 2016 compared to the prior year period largely due to an average 4 percent wage increase in July 2015, increased internal driver utilization and higher healthcare benefit costs. Fuel, operating expenses and supplies decreased $10.1 million in the second quarter of 2016 compared to the prior year period largely due to lower fuel costs, improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization, and reduced costs of other operating expenses and supplies.  During the second quarter of 2016, claims and insurance expense was $4.5 million higher than the previous year quarter primarily due to increased accident frequency and severity in the current period and negative development on older claims along with increased premiums partially offset by decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation decreased $5.9 million compared to the second quarter of 2015 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of internal assets.

For the six months ended June 30, 2016 consolidated operating income was $39.3 million, down 25.2 percent compared to $52.5 million for the six months ended June 30, 2015.

Salaries, wages and benefits increased $18.0 million during the first six months of 2016 compared to the same period last year largely due to increased wages associated with an additional workday in the first six months of 2016 and an average 4 percent wage increase in July 2015, increased internal driver utilization and higher healthcare benefit costs. Fuel, operating expenses and supplies decreased $23.2 million during the first six months of 2016 compared to the same period last year largely due to lower fuel costs, improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization, and reduced costs of other operating expenses and supplies.  During the first six months of 2016, claims and insurance expense was $7.8 million higher than the same period last year primarily due to increased accident frequency and severity in the current period and negative development on older claims partially offset by decreased cargo claims. Purchased transportation decreased $11.1 million compared to the first six months of 2015 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of internal assets.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in second quarter 2016 was higher due to an increased average borrowing rate in the second quarter of 2016 compared to the same period last year as a result of the $23.4 million increase in investing activities. The effective tax rate was 35.2 percent and 36.3 percent for the quarter ended June 30, 2016 and June 30, 2015, respectively.  For the six months ended June 30, 2016, the effective tax rate was 35.8 percent compared to 36.9 percent for the six months ended June 30, 2015.  The decreased tax rate is primarily a result of legislation enacted in December 2015 to extend alternative fuel tax credits for 2015 and 2016.

Net income was $13.3 million, or $0.52 per diluted share, in the second quarter of 2016 compared to net income of $19.2 million, or $0.75 per diluted share, in the second quarter of 2015.  Net income was $23.9 million, or $0.93 per diluted share, for the first six months of 2016 compared to net income of $31.9 million, or $1.25 per diluted share, for the first six months of 2015.

Working capital/capital expenditures

Working capital at June 30, 2016 was $27.2 million, which increased from working capital at June 30, 2015 of $25.5 million.

Current assets decreased by $2.4 million as compared to June 30, 2015 and include a decrease in accounts receivable of $3.9 million.  The decrease in accounts receivable is largely attributable to the decline in revenue.  Current liabilities decreased by $4.1 million at June 30, 2016 compared to June 30, 2015 largely due to a decrease in accrued wages, vacation and employee benefits along with other current liabilities partially offset by an increase in the current portion of long-term debt from capital leases used to finance certain revenue equipment.  Cash flows provided by operating activities were $65.8 million for the six months ended June 30, 2016 versus $67.0 million for the six months ended June 30, 2015.  For the six months ended June 30, 2016, cash used in investing activities was $101.6 million versus $78.1 million in the same period last year.  The increase in cash used in investing activities is driven by increased net capital expenditures for revenue equipment in 2016 partially offset by the acquisition of LinkEx, Inc. in February 2015.  For the six months ended June 30, 2016, net cash provided by financing activities was $36.0 million compared to $10.4 million in the same period last year.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  If significant competitors were to cease operations and their capacity leave the market, current industry conditions would likely improve.  However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.  The Company continues to pursue revenue and cost initiatives to improve profitability.  On December 7, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 20 to 25 percent of operating revenue.  Saia revised its fuel surcharge program effective January 18, 2016.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2016, the Company implemented a market competitive salary and wage increase for all of its employees.  The impact of the July 2016 compensation increase is expected to be approximately $16 million annually.  The Company anticipates the impact of the July 2016 compensation increase to be partially offset by continued productivity and efficiency gains.

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

At June 30, 2016, the Company had borrowings of $57.3 million and outstanding letters of credit of $39.9 million under the Restated Credit Agreement.  At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent.  Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made December 2013.  The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At June 30, 2016 and December 31, 2015, the Company had $10.7 million and $14.3 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases covering revenue equipment with seven year terms totaling $71.4 million as of June 30, 2016, compared to $40.2 million at December 31, 2015.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at June 30, 2016 and December 31, 2015 are 2.82% and 2.85%, respectively.

Other

Projected net capital expenditures for 2016 are approximately $140 million. This represents an approximate $27 million increase from 2015 net capital expenditures of $113 million for property and equipment, inclusive of equipment acquired using capital leases.  Approximately $3.6 million of the 2016 remaining capital budget was committed as of June 30, 2016.  Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures.  Net capital expenditures were $136.2 million in the first six months of 2016, inclusive of equipment acquired using capital leases.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements.  Cash flows from operating activities were $142.7 million for the year ended December 31, 2015, while net cash used in investing activities was $107.9 million.  Cash flows provided by operating activities were $65.8 million for the six months ended June 30, 2016, $1.2 million lower than the first six months of the prior year. The decrease is due to a decrease in operating income largely offset by working capital fluctuations and an increase in non-cash items included in net income.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $152.8 million at June 30, 2016, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at June 30, 2016.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below.  See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.  In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.1 million for the remainder of 2016 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2016.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of June 30, 2016 (in millions):

	Payments due by year
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$57.3	$—	$57.3
Long-term debt	3.6	7.1	—	—	—	—	10.7
Leases:
Capital Leases (1)	5.7	11.3	11.4	11.4	11.4	27.4	78.6
Operating leases	7.7	14.3	11.8	9.2	6.4	15.7	65.1
Purchase obligations (2)	4.6	4.4	—	—	—	—	9.0
Total contractual obligations	$21.6	$37.1	$23.2	$20.6	$75.1	$43.1	$220.7

(1)

The contractual capital lease obligation payments included in this table include both the principal and interest components.  See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q.

(2)	Includes commitments of $8.0 million for capital expenditures.

	Amount of commitment expiration by year
	2016	2017	2018	2019	2020	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$152.8	$—	$152.8
Letters of credit	—	41.6	0.1	—	—	—	41.7
Surety bonds	2.9	28.8	—	—	—	—	31.7
Total commercial commitments	$2.9	$70.4	$0.1	$—	$152.8	$—	$226.2

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.6 million for interest and penalties related to the uncertain tax positions as of June 30, 2016.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2016.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2016
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$8.3	$16.7	$9.9	$10.2	$10.5	$26.5	$82.1	$82.4
Average interest rate	3.3%	3.3%	2.8%	2.8%	2.8%	2.8%
Variable rate debt	$—	$—	$—	$—	$57.3	$—	$57.3	$57.3
Average interest rate	—	—	—	—	1.5%	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2016 through
April 30, 2016	—	(2)	$—	(2)	—	$—
May 1, 2016 through
May 31, 2016	950	(3)	$26.82	(3)	—	—
June 1, 2016 through
June 30, 2016	980	(4)	$23.71	(4)	—	—
Total	1,930				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2016 through April 30, 2016.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 6,074 shares of Saia stock at an average price of $28.11 per share on the open market during the period of May 1, 2016 through May 31, 2016.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2016 through June 30, 2016.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 29, 2016	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2016 and 2015, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (iv) the Notes to Condensed Consolidated Financial Statements.

E-1