Form 10-Q
period 2016-09-30
SAIA INC
filed 2016-10-26
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 26, 2016
Common Stock, par value $.001 per share	25,207,381

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2016	December 31, 2015
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$789	$124
Accounts receivable, net	143,461	124,222
Prepaid expenses and other	22,152	34,643
Total current assets	166,402	158,989
Property and Equipment, at cost	1,104,495	995,514
Less-accumulated depreciation	492,577	456,335
Net property and equipment	611,918	539,179
Goodwill and Identifiable Intangibles, net	25,815	26,986
Other Noncurrent Assets	4,477	4,039
Total assets	$808,612	$729,193
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$48,129	$54,754
Wages, vacation and employees’ benefits	38,277	27,834
Other current liabilities	50,300	46,360
Current portion of long-term debt	16,695	12,432
Total current liabilities	153,401	141,380
Other Liabilities:
Long-term debt, less current portion	77,543	56,540
Deferred income taxes	74,091	67,417
Claims, insurance and other	34,687	35,967
Total other liabilities	186,321	159,924
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,207,381 and 25,141,799 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	25	25
Additional paid-in-capital	234,045	230,593
Deferred compensation trust, 168,827 and 165,971 shares of common stock at cost at September 30, 2016 and December 31, 2015, respectively	(3,229)	(3,102)
Retained earnings	238,049	200,373
Total stockholders’ equity	468,890	427,889
Total liabilities and stockholders’ equity	$808,612	$729,193

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2016 and 2015

(unaudited)

	Third Quarter		Nine Months
	2016	2015	2016	2015
	(in thousands, except per share data)
Operating Revenue	$316,442	$317,199	$918,258	$933,701
Operating Expenses:
Salaries, wages and employees’ benefits	178,687	177,623	524,877	505,817
Purchased transportation	15,657	19,314	42,439	57,212
Fuel, operating expenses and supplies	59,345	65,122	172,411	201,432
Operating taxes and licenses	10,061	9,258	30,227	27,765
Claims and insurance	9,988	9,146	28,949	20,344
Depreciation and amortization	19,927	16,765	56,910	48,525
Operating losses, net	133	126	496	247
Total operating expenses	293,798	297,354	856,309	861,342
Operating Income	22,644	19,845	61,949	72,359
Nonoperating Expenses (Income):
Interest expense	1,183	1,033	3,410	3,126
Other, net	(104)	46	(147)	(19)
Nonoperating expenses, net	1,079	1,079	3,263	3,107
Income Before Income Taxes	21,565	18,766	58,686	69,252
Income Tax Provision	7,739	6,989	21,010	25,623
Net Income	$13,826	$11,777	$37,676	$43,629

Weighted average common shares outstanding – basic	25,038	24,963	25,022	24,901
Weighted average common shares outstanding – diluted	25,658	25,555	25,625	25,525

Basic Earnings Per Share	$0.55	$0.47	$1.51	$1.75
Diluted Earnings Per Share	$0.54	$0.46	$1.47	$1.71

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(unaudited)

	Nine Months
	2016	2015
	(in thousands)
Operating Activities:
Net income	$37,676	$43,629
Noncash items included in net income:
Depreciation and amortization	56,910	48,525
Other, net	8,908	5,538
Changes in operating assets and liabilities, net	14,165	16,346
Net cash provided by operating activities	117,659	114,038
Investing Activities:
Acquisition of business, net of cash received	—	(22,238)
Acquisition of property and equipment	(108,871)	(68,835)
Proceeds from disposal of property and equipment	1,046	665
Net cash used in investing activities	(107,825)	(90,408)
Financing Activities:
Repayment of revolving credit agreement	(143,298)	(217,906)
Borrowing of revolving credit agreement	143,263	197,906
Proceeds from stock option exercises (including excess tax benefits)	248	2,816
Repayment of senior notes	(3,571)	(3,571)
Repayment of capital leases	(5,811)	(2,247)
Other financing activity	—	(455)
Net cash used in financing activities	(9,169)	(23,457)
Net Increase in Cash and Cash Equivalents	665	173
Cash and cash equivalents, beginning of period	124	4,367
Cash and cash equivalents, end of period	$789	$4,540

Non Cash Investing Activities
Equipment financed with capital leases	$34,683	$23,979

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Operating results for the quarter and nine months ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2016.

Business

The Company offers customers a wide range of less-than-truckload, non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries.  The Company has one operating segment.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to recognize the income tax effects of stock awards in the income statement when the awards vest or are settled.  Further, the ASU allows entities to withhold up to the maximum individual statutory tax rate without classifying the stock awards as a liability and to account for forfeitures either upon occurrence or by estimating forfeitures.  The new standard is effective for the Company on January 1, 2017, at which point the Company plans to adopt this standard. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2016	2015	2016	2015
Numerator:
Net income	$13,826	$11,777	$37,676	$43,629
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,038	24,963	25,022	24,901
Effect of dilutive stock options	52	87	46	113
Effect of other common stock equivalents	568	505	557	511
Denominator for diluted earnings per share–adjusted weighted average common shares	25,658	25,555	25,625	25,525

Basic Earnings Per Share	$0.55	$0.47	$1.51	$1.75

Diluted Earnings Per Share	$0.54	$0.46	$1.47	$1.71

For the quarter and nine months ended  September 30, 2016, options and restricted stock for 402,770 and 516,312 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and nine months ended September 30, 2015, options and restricted stock for 125,536 and 111,320 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The Company pays its pro rata share of the cost in connection with letters of credit outstanding for certain workers’ compensation and casualty claims incurred prior to March 31, 2000 that another carrier must maintain for insurance programs.  The pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2016.

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2016 and December 31, 2015, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2016 and December 31, 2015 was $94.6 million and $73.1 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $94.2 million and $69.0 million at September 30, 2016 and December 31, 2015, respectively.

(5) Debt and Financing Arrangements

At September 30, 2016 and December 31, 2015, debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Credit Agreement with Banks, described below	$14,500	$14,534
Senior Notes under a Master Shelf Agreement, described below	10,714	14,286
Capital Leases, described below	69,024	40,152
Total debt	94,238	68,972
Less: current portion of long-term debt	16,695	12,432
Long-term debt, less current portion	$77,543	$56,540

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

At September 30, 2016, the Company had borrowings of $14.5 million and outstanding letters of credit of $39.7 million under the Restated Credit Agreement.  At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent.  Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made in December 2013.  The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At September 30, 2016 and December 31, 2015, the Company had $10.7 million and $14.3 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $69.0 million at September 30, 2016 compared to $40.2 million at December 31, 2015.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rate for the capital leases at September 30, 2016 and December 31, 2015 is 2.82% and 2.85%, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2016	$6,415
2017	18,517
2018	11,374
2019	11,374
2020	25,874
Thereafter	27,406
Total	$100,960
Less: Amounts Representing Interest on Capital Leases	6,722
Total	$94,238

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

The Company’s operating revenue decreased by 0.2 percent in the third quarter of 2016 compared to the same period in 2015.  The decrease resulted primarily from decreased shipments, tonnage and fuel surcharges, partially offset by yield management.

Consolidated operating income was $22.6 million for the third quarter of 2016 compared to $19.8 million for the third quarter of 2015.  In the third quarter of 2016, LTL shipments and tonnage per workday were down 1.2 and 2.9 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.54 in the third quarter of 2016, compared to diluted earnings per share of $0.46 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 92.8 percent in the third quarter of 2016 compared to 93.7 percent in the third quarter of 2015.

The Company had $117.7 million in cash provided by operating activities through the first nine months of 2016 compared with $114.0 million in the same period last year. The increase is due to working capital fluctuations and an increase in non-cash items included in net income largely offset by a decrease in operating income for the nine months ended September 30, 2016.  The Company had net cash used in investing activities of $107.8 million during the first nine months of 2016 compared to $90.4 million in the first nine months of 2015, primarily as a result of the purchase of revenue equipment and real estate this year.  The Company’s cash used in financing activities was $9.2 million through the first nine months of 2016 compared to $23.4 million in the same period last year.  The Company had $14.5 million in borrowings under its revolving credit agreement, outstanding letters of credit of $41.5 million and cash and cash equivalents balance of $0.8 million at September 30, 2016.  The Company also had $10.7 million outstanding in Senior Notes and $69.0 million in obligations under capital leases at September 30, 2016.  The Company was in compliance with the debt covenants under its debt agreements at September 30, 2016.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2016 and 2015

(unaudited)

			Percent
			Variance
	2016	2015	'16 v. '15
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$316,442	$317,199	(0.2)%
Operating Expenses:
Salaries, wages and employees’ benefits	178,687	177,623	0.6
Purchased transportation	15,657	19,314	(18.9)
Depreciation and amortization	19,927	16,765	18.9
Fuel and other operating expenses	79,527	83,652	(4.9)
Operating Income	22,644	19,845	14.1
Operating Ratio	92.8%	93.7%	0.9
Nonoperating Expense	1,079	1,079	-

Working Capital (as of September 30, 2016 and 2015) (1)	13,001	11,784
Cash Flows provided by Operations (year to date)	117,659	114,038
Net Acquisitions of Property and Equipment (year to date)	107,825	68,170

Saia Motor Freight Operating Statistics:
LTL Tonnage	913	940	(2.9)
LTL Shipments	1,638	1,658	(1.2)
LTL Revenue per hundredweight	$16.08	$15.51	3.7

(1)

The prior year working capital amount has been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17.

Quarter and nine months ended September 30, 2016 compared to Quarter and nine months ended September 30, 2015

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2016 decreased 0.2 percent to $316.4 million primarily as a result of decreased tonnage, shipments and fuel surcharges which were partially offset by yield management.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.7 percent to $16.08 per hundredweight for the third quarter of 2016 as a result of increased rates offset by decreased fuel surcharges.  Saia’s LTL tonnage decreased 2.9 percent to 0.9 million tons.  LTL shipments decreased 1.2 percent to 1.6 million shipments.  Approximately 75 to 80 percent of Saia’s operating revenue is subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue is subject to an annual general rate increase.  On December 7, 2015, Saia implemented a 4.9 percent general rate increase for customers comprising this 20 to 25 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  They are an integral part of annual customer contract renewals but represent only one portion of overall competitive price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa.  Saia revised its fuel surcharge program effective January 18, 2016.  Fuel surcharge revenue decreased to 10.2% of operating revenue for the quarter ended September 30, 2016 compared to 11.4% for the quarter ended September 30, 2015, as a result of lower fuel prices.

For the nine months ended September 30, 2016, operating revenues were $918.3 million, down 1.7 percent from $933.7 million for the nine months ended September 30, 2015, primarily due to decreased tonnage, shipments and fuel surcharges, partially offset by yield management and an additional workday in the current year period.  Fuel surcharge revenue decreased to 9.5% of operating revenue for the nine months ended September 30, 2016 compared to 12.1% for the nine months ended September 30, 2015, as a result of lower fuel prices.

Operating expenses and margin

Consolidated operating income was $22.6 million in the third quarter of 2016 compared to $19.8 million in the prior year quarter.  Overall, the operations were favorably impacted in the third quarter of 2016 by higher yield, lower fuel and purchase transportation costs, and continued network optimization initiatives, which were partially offset by declining tonnage and shipments, salary and wage increases, and increased accident costs.  The third quarter 2016 operating ratio (operating expenses divided by operating revenue) was 92.8 percent compared to 93.7 percent for the same period in 2015.

Salaries, wages and benefits increased $1.1 million in the third quarter of 2016 compared to the prior year quarter largely due to a wage increase in July 2016 and increased internal driver utilization, largely offset by lower headcount and improved productivity. Fuel, operating expenses and supplies decreased $5.8 million in the third quarter of 2016 compared to the prior year quarter largely due to lower fuel costs, improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization, and reduced costs of other operating expenses and supplies.  During the third quarter of 2016, claims and insurance expense was $0.8 million higher than the previous year quarter primarily due to increased insurance premiums. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation decreased $3.7 million compared to the third quarter of 2015 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of internal assets.

For the nine months ended September 30, 2016 consolidated operating income was $61.9 million, down 14.4 percent compared to $72.4 million for the nine months ended September 30, 2015.

Salaries, wages and benefits increased $19.1 million during the first nine months of 2016 compared to the same period last year largely due to increased wages associated with an additional workday in the first nine months of 2016 and wage increases in July 2015 and 2016, increased internal driver utilization and higher healthcare benefit costs. Fuel, operating expenses and supplies decreased $29.0 million during the first nine months of 2016 compared to the same period last year largely due to lower fuel costs, improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization, and reduced costs of other operating expenses and supplies.  During the first nine months of 2016, claims and insurance expense was $8.6 million higher than the same period last year primarily due to increased accident frequency and severity in the current period, negative development on older claims and higher insurance premiums, partially offset by decreased cargo claims. Purchased transportation decreased $14.8 million compared to the first nine months of 2015 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of internal assets.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in third quarter 2016 was higher than third quarter 2015 due to increased average borrowings resulting from the $17.4 million increase in investing activities. The effective tax rate was 35.9 percent and 37.2 percent for the quarters ended September 30, 2016 and September 30, 2015, respectively.  For the nine months ended September 30, 2016, the effective tax rate was 35.8 percent compared to 37.0 percent for the nine months ended September 30, 2015.  The decreased tax rate is primarily a result of legislation enacted in December 2015 to extend alternative fuel tax credits for 2015 and 2016.

Net income was $13.8 million, or $0.54 per diluted share, in the third quarter of 2016 compared to net income of $11.8 million, or $0.46 per diluted share, in the third quarter of 2015.  Net income was $37.7 million, or $1.47 per diluted share, for the first nine months of 2016 compared to net income of $43.6 million, or $1.71 per diluted share, for the first nine months of 2015.

Working capital/capital expenditures

Working capital at September 30, 2016 was $13.0 million, which increased from working capital at September 30, 2015 of $11.8 million.

Current assets at September 30, 2016 increased by $0.1 million as compared to September 30, 2015 and include an increase in accounts receivable of $4.4 million largely offset by a decrease in cash and cash equivalents.  Current liabilities decreased by $1.1 million at September 30, 2016 compared to September 30, 2015 largely due to a decrease in accounts payable partially offset by increases in accrued wages, vacation and employee benefits and the current portion of long-term debt from capital leases used to finance certain revenue equipment.  Cash flows provided by operating activities were $117.7 million for the nine months ended September 30, 2016 versus $114.0 million for the nine months ended September 30, 2015.  For the nine months ended September 30, 2016, cash used in investing activities was $107.8 million versus $90.4 million in the same period last year, a $17.4 million increase.  This increase resulted primarily from higher capital expenditures for revenue equipment, despite the acquisition of a logistics business in the first quarter of 2015.  For the nine months ended September 30, 2016, net cash used in financing activities was $9.2 million compared to $23.4 million in the same period last year.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  If significant competitors were to cease operations and their capacity leave the market, current industry conditions would likely improve.  However, there can be no assurance that any industry consolidation will indeed happen or if such consolidation occurs that it will materially improve the excess industry capacity.  The Company continues to pursue revenue and cost initiatives to improve profitability.  On December 7, 2015 and October 3, 2016, Saia implemented 4.9 percent general rate increases for customers comprising approximately 20 to 25 percent of operating revenue.  Saia revised its fuel surcharge program effective January 18, 2016.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2016, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $16 million annually, and the Company anticipates the impact will be partially offset by continued productivity and efficiency gains.

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

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which requires entities to recognize the income tax effects of stock awards in the income statement when the awards vest or are settled.  Further, the ASU allows entities to withhold up to the maximum individual statutory tax rate without classifying the stock awards as a liability and to account for forfeitures either upon occurrence or by estimating the number of forfeitures.  The new standard is effective for the Company on January 1, 2017, at which point the Company plans to adopt this standard. The Company is evaluating the effect that ASU No. 2016-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.

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

At September 30, 2016, the Company had borrowings of $14.5 million and outstanding letters of credit of $39.7 million under the Restated Credit Agreement.  At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The initial $100 million Senior Notes had a fixed interest rate of 7.38 percent.  Payments due under the $100 million Senior Notes were interest only until June 30, 2006 and at that time semi-annual principal payments began with the final payment made December 2013.  The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At September 30, 2016 and December 31, 2015, the Company had $10.7 million and $14.3 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $69.0 million as of September 30, 2016, compared to $40.2 million at December 31, 2015.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at September 30, 2016 and December 31, 2015 are 2.82% and 2.85%, respectively.

Other

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures.  Projected net capital expenditures for 2016 are approximately $145 million compared to $113 million in 2015, inclusive of equipment acquired using capital leases.  Approximately $1.7 million of the 2016 remaining capital budget was committed as of September 30, 2016.  Net capital expenditures were $142.5 million in the first nine months of 2016, inclusive of equipment acquired using capital leases.

The Company has historically generated cash flows from operations that have funded its capital expenditure requirements.  Cash flows from operating activities were $142.7 million for the year ended December 31, 2015, while net cash used in investing activities was $107.9 million.  Cash flows provided by operating activities were $117.7 million for the nine months ended September 30, 2016, $3.7 million higher than the first nine months of the prior year. The increase is due to working capital fluctuations and an increase in non-cash items included in net income largely offset by a decrease in operating income.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $195.8 million at September 30, 2016, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at September 30, 2016.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below.  See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.  In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.1 million for the remainder of 2016 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2016.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of September 30, 2016 (in millions):

	Payments due by year
	2016	2017	2018	2019	2020	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit	$—	$—	$—	$—	$14.5	$—	$14.5
Long-term debt	3.6	7.1	—	—	—	—	10.7
Leases:
Capital Leases (1)	2.8	11.3	11.4	11.4	11.4	27.4	75.7
Operating leases	3.9	15.2	12.5	9.8	6.7	19.0	67.1
Purchase obligations (2)	3.2	4.4	—	—	—	—	7.6
Total contractual obligations	$13.5	$38.0	$23.9	$21.2	$32.6	$46.4	$175.6

(1)

The contractual capital lease obligation payments included in this table include both the principal and interest components.  See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q.

(2)	Includes commitments of $6.1 million for capital expenditures.

	Amount of commitment expiration by year
	2016	2017	2018	2019	2020	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$195.8	$—	$195.8
Letters of credit	—	41.4	0.1	—	—	—	41.5
Surety bonds	0.1	32.6	—	—	—	—	32.7
Total commercial commitments	$0.1	$74.0	$0.1	$—	$195.8	$—	$270.0

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.6 million for interest and penalties related to the uncertain tax positions as of September 30, 2016.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligation and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2016.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2016
	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Fixed rate debt	$6.0	$16.7	$9.9	$10.2	$10.5	$26.4	$79.7	$80.1
Average interest rate	3.3%	3.3%	2.8%	2.8%	2.8%	2.8%
Variable rate debt	$—	$—	$—	$—	$14.5	$—	$14.5	$14.5
Average interest rate	—	—	—	—	1.6%	—

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — For a description of all material pending legal proceedings, see Note 3 “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors — Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2016 through
July 31, 2016	—	(2)	$—	(2)	—	$—
August 1, 2016 through
August 31, 2016	—	(3)	$—	(3)	—	—
September 1, 2016 through
September 30, 2016	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2016 through July 31, 2016.
(3)

The Saia, Inc. Executive Capital Accumulation Plan sold 1,200 shares of Saia stock at an average price of $28.89 per share on the open market during the period of August 1, 2016 through August 31, 2016.

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2016 through September 30, 2016.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 26, 2016	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2016 and 2015 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

E-1