Form 10-K
period 2016-12-31
SAIA INC
filed 2017-02-24
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $633,713,546 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 23, 2017 was 25,439,945.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2016, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 27, 2017, have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 99% of our revenue historically has been derived from transporting LTL shipments across 34 states, we also offer customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

None of our approximately 8,900 employees is represented by a union. In 2016, Saia generated revenue of $1.22 billion and operating income of $79.1 million. In 2015, Saia generated revenue of $1.22 billion and operating income of $90.0 million.

Saia LTL Freight

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight) is a leading LTL carrier that serves 34 states in the South, Southwest, Midwest, Pacific Northwest and West. The Company has announced plans to commence operations in portions of the Northeast commencing in 2017. Saia LTL Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds, but also provides truckload services.

Saia LTL Freight has invested substantially in technology, training and business processes to enhance its ability to monitor and manage customer service, operations and profitability. These process and data capabilities enable Saia LTL Freight to provide its trademarked Customer Service Indicators® (CSI) program, allowing customers to monitor service performance on a wide array of metrics most important to them. Customers can access the information via the Company’s website (www.saia.com) to help manage their shipments. The CSIs measure the following: on-time pickup; on-time delivery; claim-free shipments; claims settled within 30 days; exception free delivery; and invoicing accuracy. The CSIs provide both Saia LTL Freight and the customer with a report card of overall service levels.

As of December 31, 2016, Saia LTL Freight operated a network comprised of 151 owned and leased locations. In 2016, the average Saia LTL Freight shipment weighed approximately 1,118 pounds and traveled an average distance of approximately 787 miles.

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

Throughout the years, there has been a blurring of the above subgroups as individual companies are increasingly serving multiple markets. Today, Saia LTL Freight, as well the vast majority of the LTL capacity, services all three areas.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for carriers to haul two or three shipments exceeding 10,000 pounds each at one time making multiple delivery stops.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload participants is typically lower and more variable relative to LTL service providers. However, the lack of a network subjects their drivers to extended periods away from home thus resulting in higher driver turnover and periodic driver shortages. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology infrastructure and some limited facilities. Saia LTL Freight participates in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia’s sales representatives also sell truckload and expedited offerings of its non-asset operations.

Capital requirements are significantly different in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 25,000 shipments per day, each of which has a shipper and consignee, and sometimes a third party payor, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest players in the national and regional markets. Driver turnover in the LTL sector is low relative to the truckload sector. Midsize “niche” carriers serve the regional markets.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” of smaller trucking and logistics companies acquired by Saia. Saia integrated WestEx and Action Express in 2001, Clark Bros. in 2004, The Connection in 2006 and Madison Freight Systems in 2007. In 2012, Saia acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies) which provide customers with non-asset truckload full service and logistics solutions. In 2012, the Company rebranded Robart Transportation, Inc. as Saia TL Plus, LLC (Saia TL Plus) and The RL Services Group, LLC as Saia Logistics Services, LLC (Saia Logistics Services). In February 2015, Saia acquired LinkEx, Inc. (LinkEx), a diversified, non-asset, third party logistics provider based in Dallas, Texas. The acquisition of LinkEx grew the Company’s existing portfolio of non-asset services. See Note 11 of the accompanying audited consolidated financial statements for further information on the acquisition of LinkEx.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continually emphasize the importance of safe operations and to reduce both the frequency and severity of injuries and accidents. This emphasis on safe operations is not only appropriate to protect our employees and our communities but with the continued escalation of commercial insurance and healthcare costs, it is important to maintain and improve stockholder returns. Management expects governmental safety regulations and related enforcement initiatives to increase in the future.

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

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate that the potential incremental profitability on growth in current markets can be 20 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where we have sufficient density. We see potential for future volume growth at Saia from improvements in the general economy, industry consolidation, geographic expansion and strategic acquisitions, as well as specific sales and marketing initiatives.

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

Our primary focus within organizational development is maintaining strong relationships with our employees. We invest in our employees through internal communication, training programs, recognition programs and providing competitive wages and benefits. We also invest in succession planning initiatives.

We believe it is also important to invest in technology capabilities and strategic real estate which are designed to position our Company for future growth to meet the increasing demands of the marketplace. We also believe it is important to invest in our tractor and trailer fleet to gain access to new technologies, lower maintenance expenses, achieve improved fuel economy, improve brand image and gain other operating efficiencies.

Expand portfolio of services in the non-asset market

While our immediate priority is to improve profitability in our existing portfolio of services, we may pursue additional services to complement our existing non-asset market because it promotes profitability growth and improves our customer value proposition over time.

Expand geographic footprint.

While our immediate priority is to improve profitability in our existing geography, we plan to pursue additional geographic expansion into portions of the Northeastern United States to promote profitable growth and improve our customer value proposition over time. Not only do we plan to invest in new terminals and equipment, but we intend to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new market.

In addition to direct expansion through opening of new facilities, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency and it has developed a repeatable process from its successful experience, including Saia’s integration of WestEx, Action Express, Clark Bros., the Connection and Madison Freight. Collectively, these integrations increased Saia’s footprint from 12 to 34 states.

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

In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. Benefit costs for union carriers remain significantly above those paid by non-union carriers and union carriers may be subject to certain contingent unfunded multi-employer pension liabilities. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is a major consideration in the regional LTL sector as flexibility is important to meet the service levels required by customers.

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

Regulation

Over the past 37 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal and state governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, fuel efficiency and emissions standards, and the transportation and handling of hazardous materials.

Key areas of regulatory activity include:

Department of Homeland Security.

The trucking industry is working closely with government agencies to define and implement improved security processes. Federal, state and municipal authorities have implemented and continue to implement anti-terrorism measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (TSA) continues to focus on trailer security, driver identification, security clearance and border-crossing procedures. These and other safety and security measures, such as rules for transportation of hazardous materials, could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries to customers.

Department of Transportation.

Motor carrier and freight brokerage operations are subject to safety, insurance and bonding requirements prescribed by the U.S. Department of Transportation (DOT) and various state agencies.

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

Additionally, the FMCSA’s Compliance Safety Accountability Program (CSA) could adversely affect our results and ability to maintain or grow our fleet. CSA is an enforcement and compliance model that involves assessments of a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators. The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. In January 2016, the FMCSA proposed to revise the current methodology for issuance of a safety fitness determination for motor carriers. The proposed new methodologies would determine when a motor carrier is not fit to operate commercial motor vehicles based on the carrier’s on-road safety data in relation to industry data, an investigation or a combination of on-road safety data and investigation information and would evaluate carriers monthly. A supplemental notice of proposed rulemaking was announced in January 2017. While the ultimate impact of CSA is not yet known, it is possible that these measurements could adversely impact our ability to attract and retain drivers which would adversely affect our results and cash flows.

The FMCSA issued a final rule requiring electronic driver logs be monitored by Electronic Log Devices (ELDs) for many in-state-only drivers and most interstate commercial motor vehicle drivers by no later than December 18, 2017. Drivers voluntarily using a compliant automatic on-board recording device by the December 18, 2017, deadline will be “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard. In addition, the implementation of the ELD final rule is being contested in federal court by parties opposed to the rule.

The FMCSA and the NHTSA proposed regulations that would require vehicles of a certain size to be equipped with a speed limiting device set to a specified speed in August 2016. There can be no guarantee as to whether a final rule requiring speed limiting devices will be implemented, and if so the nature of any such rule and its impact on our fleet and operations. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we expect that all our tractors will have the necessary on-board technology systems in place to capture this data by the time the regulations take effect.

Environmental Protection Agency.

The EPA has issued regulations reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks. Future environmental laws in this area could further increase our costs and impact our operations.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. Although we have programs in place designed to monitor and control environmental risks and to promote compliance with applicable environmental laws and regulations, violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances can still occur and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

In October 2016, the EPA and the NHTSA published the final rule for Phase 2 of the greenhouse gas (GHG) emissions and fuel efficiency vehicle and engine performance standards. The rule covers model years 2018-2027 for semi-trucks, large pickup trucks and all types and sizes of work trucks. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules issued by the Food and Drug Administration (FDA) to provide for the security of food and foodstuffs throughout the supply chain. The Sanitary Food Transportation Act (SFTA) shifted responsibility for the regulation of food transportation from the DOT to the FDA. Effective June 6, 2016, the FDA issued a final rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Carriers are required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment.  Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may cause us to incur additional expenses and affect our operations.

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

Name	Age	Positions Held
Richard D. O’Dell	55

President and Chief Executive Officer of Saia, Inc. since January 1, 2007, having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Frederick J. Holzgrefe, III	49

Vice President of Finance and Chief Financial Officer of Saia, Inc. since September 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development and Vice President and Chief Financial Officer for Golden Peanut Company.

Mark H. Robinson	58	Vice President and Chief Information Officer of Saia, Inc. since August 2005 having served as Vice President of Information Technology for Saia LTL Freight since 1999.

Brian A. Balius	55	Vice President of Transportation and Engineering of Saia LTL Freight since 2007.

Raymond R. Ramu	48	Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 having served as Vice President of Sales - East from April 2007 to May 2015.

Stephanie R. Maschmeier	44	Controller of Saia, Inc. since October 2007. Mrs. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

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

We are subject to general economic conditions that are largely out of our control, any of which could adversely affect our business.

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, the results of operations, liquidity and cash flows, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors.

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

•

many customers reduce the number of carriers they use by selecting approved transportation service providers, periodically accepting bids from multiple carriers for their shipping needs, or by developing their own or using alternative delivery mechanisms, and these practices may depress prices or result in the loss of business;

•	the trend towards consolidation in the surface transportation industry may create other large carriers with greater financial resources than us and other competitive advantages due to their size;
•	disruptive technologies entering the industry may radically alter historical business models;
•	the trend toward increased sales in the ecommerce sector as opposed to the traditional brick and mortar store model could adversely impact our revenue; and
•

technological advances require increased investments to remain competitive, and we may not utilize enough advanced technology, select the correct technology solutions or convince our customers to accept higher prices to cover the cost of these investments.

The transportation industry is affected by business risks that are largely out of our control.

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These factors include health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, supply chain disruptions, acts of terrorism, interest rates, fuel costs, fuel taxes, license and registration fees, healthcare costs and insurance premiums. In particular, harsh weather or acts of terrorism can affect our operations by increasing operational costs, introducing infrastructure instability and disrupting advance route and load planning.

We are dependent on cost and availability of qualified drivers and purchased transportation.

There is significant competition for qualified drivers within the trucking industry and attracting and retaining drivers has become more challenging. Regulatory requirements, including the Federal Motor Carrier Safety Administration’s (FMCSA) data-driven safety and compliance enforcement initiative, Compliance, Safety, Accountability (CSA), have contributed to the reduction in the number of eligible drivers and may continue to do so in the future. We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. There is also significant competition for quality purchased transportation within the trucking industry. We may periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are dependent on cost and availability of fuel.

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local laws and regulations, natural disasters and other external factors could adversely affect the cost and availability of fuel. In the past, we have been able to obtain fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of fuel could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. To the extent not offset by fuel surcharges or other customer price changes, volatility in fuel prices or significant increases in fuel taxes resulting from these economic or regulatory changes could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced increases in other operating costs as a result of volatility in fuel prices; however, the total impact of volatility in fuel prices on other non-fuel related expenses is difficult to determine. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices would reduce our profitability until we make the appropriate adjustments to our pricing strategy.

We may face risks related to our expansion into the Northeastern United States.

We plan to expand our service geography into the Northeastern United States in 2017. Beginning in the second quarter of 2017, we plan to open four to six terminals targeting major markets in Pennsylvania and New Jersey and plan to add new markets in the Northeastern United States at a similar pace in 2018. There is no assurance that we will be successful at adding new markets as planned or that such markets will be profitable. This expansion will require investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Additionally, we plan to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new markets. The Northeastern market is extremely competitive and there is no assurance that we will generate revenues sufficient to cover our costs of expanding there. Expansion into the Northeast could cause disruptions in our existing geography or require management to devote excessive time and effort to managing the expansion, which could adversely affect our business operations and profitability. Operation in the Northeast may increase the possibility of one or more union organizing efforts. In addition, harsh winter weather in the Northeast may increase our risk of weather-related expenses. A delay between the outlay of expenditures to expand our geographic footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

Ongoing insurance and claims expenses could significantly reduce and cause volatility to our earnings.

We are regularly subject to claims resulting from cargo loss, personal injury, property damage, group healthcare and workers’ compensation and we maintain insurance deductibles for these claims in amounts ranging from $250,000 to $2 million per claim. We also maintain insurance with licensed insurance companies (rated excellent or better) above these self-insured retention limits. If the number or severity of future claims increases, claim expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Deterioration in safety experience could cause customers to switch business to competitors.

In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows.

Furthermore, insurance companies, as well as certain states, require collateral in the form of letters of credit or surety bonds for the estimated exposure of claims within our self-insured retentions. Their estimate of our future exposure as well as external market conditions could influence the amount and costs of additional letters of credit required under our insurance programs and thereby reduce capital available for future growth or adversely affect our financial condition, results of operations, liquidity and cash flows. In addition, insurance companies are increasingly encouraging or requiring trucking companies to increase the level of technology and safety measures used in their fleet, which could increase the costs of our fleet in order to obtain acceptable coverage or avoid rate hikes.

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have stopped offering coverage to trucking companies as a result of increases in the severity of automobile liability claims and higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage or could significantly increase our cost for obtaining such coverage, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the formerly proposed Employee Free Choice Act, or the National Labor Relations Board or other federal agencies could issue regulations or administrative changes, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future or if federal regulations regarding labor relations are changed, it could have an adverse impact on our financial condition, results of operations, liquidity and cash flows. Our proposed expansion into portions of the Northeast commencing in 2017 could increase our overall risk of unionization. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which would have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill and other intangible assets and could have a material adverse impact on our business.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and other intangible assets. A loss of significant customers or a decrease in our market capitalization or profitability increases the risk of goodwill impairment. An impairment charge could have a material adverse impact on our financial results of operations.

Demand for new and used revenue equipment and limited supply of suitable real estate may adversely affect our business.

Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply, increased demand and restrictions on the availability of capital. The price of such equipment may increase as a result of regulations on newly manufactured tractors, such as the Environmental Protection Agency (EPA) and various state regulations requiring progressive reductions in exhaust emissions. These regulations have increased prices for tractors and increased maintenance costs. In addition, as we purchase new revenue equipment as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry as well as adverse economic conditions can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain for our used equipment. If we are unable to sell our older equipment at or above our salvage value, the resulting losses could have a significant impact on our financial condition, results of operations, liquidity and cash flows.

Our business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of suitable real estate or delays in construction due to difficulties in obtaining permits or approvals may result in significant additional investment in leasing, purchasing or building facilities, increase our operating expenses and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

The engines in our newer tractors are subject to new emissions-control regulations which could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have an adverse impact on our business.

Tractor engines that comply with the EPA emission-control design requirements have generally been less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates or improved fuel economy, our financial condition, results of operations, liquidity and cash flows could be adversely affected.

Future strengthening of EPA or other regulatory requirements regarding fuel-efficiency of tractors could also result in increases in the cost of capital equipment and maintenance. While savings on fuel costs resulting from the use of more fuel-efficient equipment could mitigate these additional expenses in part, the impact of future regulations cannot be projected at this time.

In October 2016, the EPA and the National Highway Traffic Safety Administration (NHTSA) published the final rule for Phase 2 of the greenhouse gas (GHG) emissions and fuel efficiency vehicle and engine performance standards. The rule covers model years 2018-2027 for semi-trucks, large pickup trucks and all types and sizes of work trucks. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels, may not be effective.

Operating performance improvement at Saia is dependent on the implementation and/or the continuation of various performance improvement initiatives. There can be no assurance that Saia will be successful in implementing these performance improvement initiatives or that Saia’s historical performance trend will be representative of future performance. In addition, we are capital intensive with a relatively high fixed-cost structure that is difficult to adjust to match shifting volume levels. Failure to achieve performance improvement initiatives could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated and highly taxed industry. Costs of compliance with or liability for violation of existing or future regulations may adversely affect our business.

The Department of Transportation (DOT) and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We may also become subject to new or more restrictive regulations imposed by the DOT, the Occupational Safety and Health Administration (OSHA) or other authorities relating to engine exhaust emissions, safety performance and measurements, driver hours of service, drug and alcohol testing, security, ergonomics, as well as other unforeseen matters. Compliance with such regulations could substantially impair equipment productivity and increase our costs. Various federal and state authorities impose significant operating taxes on the transportation industry, including fuel taxes, tolls, excise and other taxes. There can be no assurance such taxes will not substantially increase or that new forms of operating taxes will not be imposed on the industry.

The FMCSA rules on motor carrier driver hours of service limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. Our operations were adjusted to comply with these rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules, as a result of pending or future legal challenges or any future requirements for on-board recorders, could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

The Transportation Security Administration (TSA) continues to focus on trailer security, driver identification and security clearance and border crossing procedures. These and other safety and security measures, such as rules for transportation of hazardous materials could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries for our customers.

The Food and Drug Administration (FDA) issues rules for carriers of foodstuffs like us to provide for the security of food and foodstuffs throughout the supply chain. The Sanitary Food Transportation Act (SFTA) shifted responsibility for the regulation of food transportation from the DOT to the FDA. Effective June 6, 2016, the FDA issued a final rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Carriers are required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment.  Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may cause us to incur additional expenses and affect our operations.

Historically, the EPA has issued regulations that require progressive reductions in exhaust emissions from diesel engines. These regulations increased the cost of replacing and maintaining trucks and increased fuel costs by reducing miles per gallon. These regulations have the potential to reduce availability of fuel and reduce productivity which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In December 2015, the FMCSA issued a final rule related to mandatory use of Electronic Log Devices (ELD). The rule requires many in-state-only drivers and most interstate commercial motor vehicle drivers to be compliant by no later than December 18, 2017. Drivers voluntarily using a compliant automatic on-board recording device by the December 18, 2017, deadline will be “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard. Despite our current company-wide use of ELDs, there can be no guarantee that our understanding of the new regulations will be the same as that of the government in all aspects. In addition, the implementation of the ELD final rule is being contested in federal court by parties opposed to the rule.

In August 2016, the NHTSA and FMSCA proposed regulations that would require vehicles of a certain size to be equipped with a speed limiting device set to a specified speed. There can be no guarantee as to whether a final rule requiring speed limiting devices will be implemented, and if so the nature of any such rule and its impact on our fleet and operations.

In October 2016, the EPA and NHTSA published the final rule for Phase 2 of the GHG emissions and fuel efficiency vehicle and engine performance standards. The rule covers model years 2018-2027 for semi-trucks, large pickup trucks and all types and sizes of work trucks. While the impact of these regulations cannot be ascertained at this time, such regulations could increase the cost of capital equipment and maintenance expenses, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business. We are also subject to increasing customer sensitivity to sustainability issues.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, among others. Although we have programs in place designed to monitor and control environmental risks and to promote compliance with applicable environmental laws and regulations, violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances can still occur and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

In addition, as climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

CSA could adversely affect our results of operations and ability to maintain or grow our business.

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

In addition, the safety standards prescribed in CSA could change and our ability to maintain an acceptable score could be adversely impacted. In January 2016, the FMCSA proposed to revise the current methodology for issuance of a safety fitness determination for motor carriers. The proposed new methodologies would determine when a motor carrier is not fit to operate commercial motor vehicles based on the carrier’s on-road safety data in relation to industry data, an investigation or a combination of on-road safety data and investigation information and would evaluate carriers monthly. A supplemental notice of proposed rulemaking was announced in January 2017.

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the FAST Act) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMSCA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in decreased demand for our services. The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. While the ultimate impact of CSA is not yet known, it is possible that future CSA rulemaking could adversely impact our ability to attract and retain drivers which would adversely affect our financial condition, results of operations, liquidity and cash flows.

We may face risks related to the geographic concentration of our customers.

We have operations throughout the South, Southwest, Midwest, Pacific Northwest and West and we plan to begin serving portions of the Northeast starting in 2017. As a result, changes in the economic climate, consumer trends, market fluctuations or supply shortages in these regions could decrease demand for our services in these regions and may adversely affect our financial condition, results of operations, liquidity and cash flows. For example, the energy sector is important to local economies in several of these regions. If the recent declines in oil and gas prices continue, this could reduce the demand for our services in these regions, which could also adversely affect our financial condition, results of operations, liquidity and cash flows.

Anti-terrorism measures and terrorist events may disrupt our business.

Federal, state and municipal authorities have implemented and are continuing to implement various anti-terrorism measures, including checkpoints and travel restrictions on large trucks. If additional security measures disrupt or impede the timing of our deliveries, we may fail to meet requirements of our customers or incur increased expenses to do so. There can be no assurance that new anti-terrorism measures will not be implemented and that such measures will not have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Terrorism events that disrupt our operations or the operations of our customers could also materially impact our financial condition, results of operations, liquidity and cash flows.

Our logistics and non-asset truckload business faces risk from customer concentration and the loss of certain primary customers may have a material adverse effect on those operations.

Our non-asset operations are subject to the risk of customer concentration because of the relative importance of their largest customers and the ability of those customers to negotiate aggressive pricing and other customer-favorable terms, including termination for convenience. Although we aim to broaden and diversify the customer base of our logistics and non-asset truckload business, a significant portion of our revenue from these subsidiaries is derived from a small number of large and sophisticated customers and a loss of business from, the bankruptcy or insolvency of, or adverse performance by, these major customers may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Similarly, the renegotiation of these customer contracts may also have an adverse effect on us.

We have significant ongoing cash requirements that could limit our growth and affect profitability if we are unable to generate sufficient cash from operations or obtain sufficient financing on favorable terms.

Our business is highly capital intensive. Our net capital expenditures for 2016 were approximately $152 million inclusive of equipment acquired with capital leases. Additionally, we anticipate net capital expenditures in 2017 of approximately $220 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and capital leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Our credit and debt agreements contain financial and other restrictive covenants and we may be unable to comply with these covenants. A default could cause a material adverse effect on our business.

We must maintain certain financial and other restrictive covenants under our credit and debt agreements, including among others, covenants requiring maintenance of minimum fixed charge coverage and maximum leverage ratios. If we fail to comply with any of the covenants under our credit and debt agreements, we will be in default under the relevant agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the applicable financing arrangements, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs or declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit and debt agreements could cause a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

If we are unable to retain our key employees, our business could be adversely impacted.

We depend on the efforts and abilities of our senior management. The future success of our business will continue to depend in part on our ability to retain our current management team and to attract and retain qualified personnel in the future. Competition for senior management is intense, and, with the exception of Mr. O’Dell, members of our senior management do not have employment agreements. Certain members of senior management are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent members of senior management from working for a competitor or soliciting our customers. Inadequate succession planning or the unexpected departure of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

Changes to our compensation and benefits could adversely affect our ability to attract and retain employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as economic conditions improve. If we are unable to attract and retain a sufficient number of employees, we could be required to adjust our compensation packages, or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

An increase in the cost of healthcare benefits administration could have a negative impact on our business.

We maintain and sponsor health insurance for our employees and their dependents and offer a competitive healthcare program to attract and retain our employees. It is possible that healthcare benefits and administration costs could become increasingly cost prohibitive, either forcing us to reduce our benefits program (making it more difficult to retain of qualified employees) or require us to pay the higher costs.  Either outcome could negatively impact our financial condition, results of operations, liquidity and cash flows.

The legislation on healthcare and related regulations could affect the healthcare benefits required to be provided by the Company and cause our compensation costs to increase.

Under the comprehensive U.S. healthcare reform law enacted in 2010, the Affordable Care Act (ACA), and changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective January 1, 2015, our labor costs could significantly increase in future years. In any event, implementing the requirements of the ACA has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, particularly in light of the potential amendment or repeal of all or parts of the ACA as a result of the 2016 U.S. presidential election, but they may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our business may adversely be impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements, such as a conversion from U.S. generally accepted accounting principles to International Financial Reporting Standards, could change the way we record revenues, expenses, assets and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, results of operations, liquidity and cash flows.

Weakness or a loss of confidence in financial markets could adversely impact demand for our services.

Weakness or a loss of confidence in the financial markets could cause broader economic downturns and impact the ability of our customers to access the capital or credit markets which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

Disruptions in the credit markets, including in the availability and cost of short-term funds for liquidity and letter of credit requirements may adversely affect our business and our ability to meet long-term commitments.

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect our ability to draw on our bank revolving credit facility and obtain letters of credit required for our insurance programs. Our access to funds and letters of credit under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

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

We rely heavily on technology to operate our business and cyber-security threats or other disruptions to our technology infrastructure could harm our business.

Our ability to attract and retain customers and compete effectively depends in part upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption to our technology infrastructure (including services provided to us for use in our business by outside providers), including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or costs. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, automated systems and technology gives rise to cyber-security risks. Although we and our third-party providers have preventive systems and processes in place designed to protect against the risk of system failure and cyber-attacks, a security breach of our systems or those of our third-party providers may cause a disruption of our business or expose us to a loss of information or litigation and could have a material adverse effect on our financial condition, reputation and results of operations.

Our business depends in part on our strong reputation.

We believe that Saia’s corporate reputation is a valuable asset. As use of social media becomes more prevalent, our susceptibility to risks related adverse publicity, whether or not justified, increases. While we have implemented a social media policy to provide our employees with guidance for sharing information in a way that is beneficial to us, the immediacy of certain social media outlets precludes us from having real-time control over postings related to Saia, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity for which we, like our competitors, do not have the ability to reverse. This unfavorable publicity could result in damage to our reputation and therefore negatively impact our operations and profitability.

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

We may acquire additional businesses and operations in the future. However, there is no assurance that we will be successful in identifying, negotiating, consummating or integrating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

•	difficulty in integrating the operations and personnel of the acquired company or unanticipated costs to support new business lines or separate legal entities;
•	disruption of our ongoing business, distraction of our management and employees from other opportunities and challenges due to integration issues;
•	additional indebtedness or the issuance of additional equity to finance future acquisitions, which could be dilutive to our stockholders;
•	potential loss of key customers or employees of acquired companies;
•	temporary depression in prices we charge certain customers in order to match existing customer pricing in the acquired company’s markets;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	potential impairment of tangible and intangible assets and goodwill acquired as a result of acquisitions; and
•	potential failure of the due diligence processes to identify significant issues with legal and financial contingencies, among other things.

In the event that we do not realize the anticipated benefits of an acquisition or if the acquired business is not successfully integrated, there could be a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

If one or more of our customers experiences financial difficulties, including filing for bankruptcy, it may negatively affect our business due to the decreased demand for our services from these customers, or the potential inability of these companies to make full payment on amounts owed to us. Customer bankruptcies also entail the risk of potential recovery by the bankruptcy estate of amounts previously paid to us that are deemed a preference under bankruptcy laws. We do not carry insurance against the risk of customer default on their payment obligations to us or against bankruptcy preference claims. The risks associated with these matters will likely increase in the event of an economic downturn. The loss of revenue from these customers or payment of preference claims could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The market value of our common stock may fluctuate and could be substantially affected by various factors.

The price of our common stock on the NASDAQ Global Select Market constantly changes. We expect that the market price of our common stock will continue to fluctuate and the fluctuations may be unrelated to our financial performance. Our share price may fluctuate as a result of a variety of factors, many of which are beyond our control. Factors that could cause fluctuation of our stock price include, but are not limited to, the following:

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

Our financial condition, results of operations, liquidity and cash flows could be adversely affected by an unfavorable outcome resulting from these risks and uncertainties.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2016, Saia owned 63 service facilities, including the Houma, Louisiana general office and leased 92 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho and Dallas, Texas general offices. Although Saia owns only 41 percent of its service facility locations, these locations account for 59 percent of its door capacity. This follows Saia’s strategy of owning strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2016, Saia owned approximately 3,986 tractors and 13,183 trailers, inclusive of equipment acquired with capital leases.

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

Top 20 Saia Service Facilities by Number of Doors at December 31, 2016

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	224
Dallas, TX	Own	174
Chicago, IL	Lease	154
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	113
Charlotte, NC	Own	107
Kansas City, MO	Own	102
Grayslake, IL	Own	100
Toledo, OH	Own	90
New Orleans, LA	Own	86
Denver, CO	Own	81
Sacramento, CA	Lease	81
Jacksonville, FL	Own	80
Los Angeles, CA	Lease	80
Fontana, CA	Own	79
St. Louis, MO	Lease	74
El Paso, TX	Own	72

Item 3.	Legal Proceedings

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

	Low	High
Year Ended December 31, 2016
First Quarter	$18.28	$29.92
Second Quarter	$23.27	$32.65
Third Quarter	$24.06	$32.25
Fourth Quarter	$27.96	$48.85
Year Ended December 31, 2015
First Quarter	$39.56	$56.47
Second Quarter	$37.01	$44.55
Third Quarter	$30.49	$45.24
Fourth Quarter	$19.46	$33.96

Stockholders

As of January 31, 2017, there were 1,259 holders of record of our common stock.

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

Equity Compensation Plan Information as of December 31, 2016

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	427,370	$32.15	886,272	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	427,370	$32.15	886,272

(1)	See Note 7 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2016 through
October 31, 2016	—	(2)	$—	(2)	—	$—
November 1, 2016 through
November 30, 2016	—	(3)	$—	(3)	—	—
December 1, 2016 through
December 31, 2016	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of October 1, 2016 through October 31, 2016.
(3)

The Saia, Inc. Executive Capital Accumulation Plan sold 1,100 shares of Saia stock at an average price of $37.67 per share on the open market during the period of November 1, 2016 through November 30, 2016.

(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 920 shares of Saia stock at an average price of $43.36 per share on the open market during the period of December 1, 2016 through December 31, 2016.

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

	Years ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data and percentages)
Statement of operations:
Operating revenue	$1,218,481	$1,221,311	$1,272,321	$1,139,094	$1,098,679
Operating income	79,136	89,975	85,693	74,418	58,734
Net income	48,024	55,016	51,991	43,627	32,048
Diluted earnings per share(1)	1.87	2.16	2.04	1.73	1.29
Other financial data:
Net cash provided by operating activities	145,776	142,714	102,170	101,312	100,675
Net cash used in investing activities(2)	(117,683)	(107,919)	(94,845)	(122,020)	(90,431)
Depreciation and amortization	76,240	65,020	59,022	51,564	47,985
Balance sheet data:
Cash and cash equivalents	1,539	124	4,367	159	321
Net property and equipment	604,119	539,179	483,640	432,226	361,704
Total assets(3)	800,370	729,193	666,985	596,380	500,805
Total debt	73,804	68,972	83,035	76,883	60,705
Total stockholders’ equity	483,078	427,889	366,906	304,792	254,519
Measurements:
Operating ratio(4)	93.5%	92.6%	93.3%	93.5%	94.7%

(1)	Per share data has been restated to reflect the three-for-two common stock split in 2013.
(2)	Net cash used in 2015 includes $22.2 million for the acquisition of LinkEx. Net cash used in 2012 includes $7.6 million for the acquisition of The Robart Companies.
(3)

Total asset balances for 2012-2014 have been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17.

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

•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;
•	self-insurance claims and other expense volatility;

•	cost and availability of insurance coverage;
•	increased costs of healthcare benefits and administration, including as a result of healthcare legislation;
•	social media risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States;
•	cyber security risk; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

These factors and risks are more completely described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve cost effectiveness, safety and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue decreased by 0.2 percent in 2016 compared to 2015. The decrease resulted primarily from decreased tonnage, shipments and fuel surcharges, partially offset by yield management.

Consolidated operating income was $79.1 million for 2016 compared to consolidated operating income of $90.0 million in 2015. The decrease in 2016 operating income resulted primarily from shipment and tonnage decreases and increases in accident claims expense, depreciation and compensation expense partially offset by yield management and savings in expenses realized from Company initiatives.

The Company generated $145.8 million in cash provided by operating activities in 2016 versus $142.7 million in 2015. The Company used $117.7 million of net cash in investing activities during 2016 compared to $107.9 million during 2015.

The Company’s Fifth Amended and Restated Credit Agreement provides a $250 million revolving credit facility and expires in March 2020. The facility also has an accordion feature that allows for an additional $75 million in availability, subject to lender approval. The facility provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.

The Company used $26.7 million of net cash in financing activities during 2016 compared to $39.0 million during 2015. The Company had a $15.9 million decrease in net cash repayments under its revolving credit agreement during 2016 and made scheduled principal payments of Senior Notes and capital lease obligations of $7.1 million and $8.2 million, respectively, during 2016. Outstanding letters of credit were $41.2 million and the cash and cash equivalents balance was $1.5 million as of December 31, 2016. The Company had $210.6 million in remaining availability under its revolving credit agreement, $7.1 million outstanding in Senior Notes and $66.7 million in obligations under capital leases at December 31, 2016. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2016. See “Financial Condition” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 99% of its revenue historically has been derived from transporting LTL shipments across 34 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

Our business is highly correlated to non-service sectors of the general economy. It also is impacted by a number of other factors as discussed under “Forward Looking Statements” and Part I, Item 1A. “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2016, 2015 and 2014

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2016	2015	2014	'16 v. '15	'15 v. '14

Operating Revenue	$1,218,481	$1,221,311	$1,272,321	(0.2)%	(4.0)%
Operating Expenses:
Salaries, wages and employees’ benefits	696,046	670,173	639,633	3.9	4.8
Purchased transportation	56,329	70,611	99,610	(20.2)	(29.1)
Depreciation and amortization	76,240	65,020	59,022	17.3	10.2
Fuel and other operating expenses	310,730	325,532	388,363	(4.5)	(16.2)
Operating Income	79,136	89,975	85,693	(12.0)	5.0
Operating Ratio	93.5%	92.6%	93.3%	0.9	(0.6)
Nonoperating Expense	4,217	4,012	4,465	5.1	(10.1)
Working Capital (as of December 31, 2016, 2015 and 2014) (1)	21,535	17,609	39,697	22.3	(55.6)
Net Acquisitions of Property and Equipment	117,683	85,681	94,845	37.4	(9.7)
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,541	3,628	3,902	(2.4)	(7.0)
Total Tonnage	4,246	4,369	4,756	(2.8)	(8.1)
LTL Shipments	6,335	6,381	6,646	(0.7)	(4.0)
Total Shipments	6,435	6,487	6,768	(0.8)	(4.1)
LTL Revenue per hundredweight	$15.93	$15.44	$14.96	3.2	3.2
Total Revenue per hundredweight	$14.21	$13.82	$13.33	2.9	3.7

(1)

Working capital amount for 2014 has been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2015-17.

Continuing Operations

Year ended December 31, 2016 as compared to year ended December 31, 2015

Revenue and volume

Consolidated revenue decreased 0.2 percent to $1.22 billion as a result of decreased tonnage, shipments and fuel surcharges, partially offset by yield management. The economic environment over the last couple of years permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.2 percent to $15.93 per hundredweight for 2016 primarily as a result of increased rates. Saia’s LTL tonnage decreased 2.4 percent to 3.5 million tons and LTL shipments decreased 0.7 percent to 6.3 million shipments. For 2016, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to an annual general rate increase, on December 7, 2015 and October 3, 2016, Saia implemented 4.9 percent general rate increases for customer comprising approximately 20 to 25 percent of operating revenue. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increase in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective January 18, 2016 to better align with its competitors. Fuel surcharge revenue decreased to 9.7% of operating revenue for the year ended December 31, 2016 compared to 11.7% for the year ended December 31, 2015 primarily as a result of reductions in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $79.1 million in 2016 compared to $90.0 million in 2015. In summary, the operations were unfavorably impacted in 2016 by shipment and tonnage decreases and claims, depreciation and compensation expense increases, which were partially offset by higher yield and continued cost optimization initiatives throughout our network. The 2016 operating ratio (operating expenses divided by operating revenue) was 93.5 percent as compared to 92.6 percent for 2015.

Salaries, wages and benefit expense increased $25.9 million largely in 2016 compared to 2015 due to higher wages associated with increased headcount in 2016 and wage increases in July 2015 and 2016, increased internal driver utilization and higher healthcare benefit costs. Fuel, operating expenses and supplies decreased $31.0 million during 2016 compared to 2015 largely due to lower fuel costs, improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization, and reduced costs of other operating expenses and supplies.  Claims and insurance expense in 2016 was $12.8 million higher than 2015 largely due to increased accident frequency and severity in 2016, negative development of older claims and higher insurance premiums, partially offset by decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $11.2 million in 2016 compared to 2015 primarily due to revenue equipment, real estate and technology investments in late 2015 and 2016. Purchased transportation expense decreased $14.3 million in 2016 compared to 2015 primarily due to increased utilization of internal assets, a decline in fuel costs charged by carriers and favorable carrier rates and mix of transportation modes utilized.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2016 was $0.3 million greater than 2015 due to increased average borrowings resulting from the $9.8 million increase in investing activities in 2016. The effective tax rate was 35.9 percent and 36.0 percent for the years ended December 31, 2016 and 2015, respectively. The 2016 and 2015 effective tax rates included approximately $1.0 million in alternative fuel tax credits. See Note 9 to the Company’s audited consolidated financial statements for an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2016 was $21.5 million which increased from working capital at December 31, 2015 of $17.6 million. This increase is primarily due to an increase in accounts receivable and decrease in accounts payable, partially offset by a decrease in income tax receivable and increases in claims and insurance accruals and current portion of long-term debt from capital leases used to finance certain revenue equipment. Cash flows from operating activities were $145.8 million for 2016 versus $142.7 million for 2015. For 2016, cash used in investing activities was $117.7 million versus $107.9 million in 2015 primarily due to higher capital expenditures for revenue equipment and real estate during 2016. Cash used in financing activities was $26.7 million in 2016 versus $39.0 million for 2015 primarily driven by a decrease in the net repayment of our revolving credit facility by $15.9 million from 2016 compared to 2015.

Year ended December 31, 2015 as compared to year ended December 31, 2014

Revenue and volume

Consolidated revenue decreased 4.0 percent to $1.22 billion as a result of decreased tonnage, shipments and fuel surcharges, partially offset by yield management. The economic environment permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.2 percent to $15.44 per hundredweight for 2015 primarily as a result of increased rates. Saia’s LTL tonnage decreased 7.0 percent to 3.6 million tons and LTL shipments decreased 4.0 percent to 6.4 million shipments. For 2014 and 2015, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, on January 5, 2015 and December 7, 2015, Saia implemented 4.9 percent general rate increases. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective February 2, 2015 to better align with its competitors. Fuel surcharge revenue decreased to 11.7% of operating revenue for the year ended December 31, 2015 compared to 16.6% for the year ended December 31, 2014 primarily as a result of reductions in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $90.0 million in 2015 compared to $85.7 million in 2014. In summary, the operations were favorably impacted in 2015 by yield management and continued cost optimization initiatives throughout our network, which more than offset the shipment and tonnage decreases and compensation expense increase from 2014 to 2015. The 2015 operating ratio (operating expenses divided by operating revenue) was 92.6 percent as compared to 93.3 percent for 2014.

Salaries, wages and benefit expense increased $30.5 million from 2014 to 2015 largely due to wage increases in July 2015, higher wages associated with increased headcount in 2015 and higher healthcare benefit costs. Claims and insurance expense in 2015 was $10.7 million lower than 2014 largely due to decreased accident frequency and severity in 2015 along with decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $6.0 million in 2015 compared to 2014 primarily due to revenue equipment and technology investments in late 2014 and 2015. Purchased transportation expense decreased $29.0 million in 2015 compared to 2014 primarily due to a decline in fuel costs charged by carriers, favorable carrier rates and mix of transportation modes utilized, and increased utilization of the internal assets.

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

Working capital/capital expenditures

Working capital at December 31, 2015 was $17.6 million which decreased from working capital at December 31, 2014 of $39.7 million primarily due to decreases in accounts receivable and income tax receivable and an increase in accounts payable. Cash flows from operating activities were $142.7 million for 2015 versus $102.2 million for 2014 driven by increased profitability and working capital changes. For 2015, cash used in investing activities was $107.9 million versus $94.8 million in 2014 primarily due to $22.2 million in cash used in business acquisitions during 2015. Cash used in financing activities was $39.0 million in 2015 versus $3.1 million for 2014 due to the net repayment of $30.5 million of our revolving credit facility during 2015.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, expanding our service geography into the Northeastern United States, as well as pricing and yield management. On October 3, 2016, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.”

Effective July 1, 2016, the Company implemented a salary and wage increase for all of its employees. The cost of the compensation increase is expected to be approximately $16 million annually, and the Company anticipates the impact will be partially offset by further continued productivity and efficiency gains. The Company also anticipates market competitive wage increases in 2017.

If the Company builds market share, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful expansion of our service geography into the Northeastern United States and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.  While the Company has adopted a timeline for implementation and identified its revenue streams and contracts subject to the standard, the Company has not yet completed its evaluation of these.  Based on the Company’s current analysis, it expects the revenue recognition of its non-asset truckload and logistics business to change to upon delivery of the shipment or completion of the services.  However, the Company does not anticipate a significant change to other areas of its business.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of new lease assets and liabilities on its balance sheet.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new standard is effective for the Company on January 1, 2017, at which point the Company plans to adopt this standard, and it will be implemented prospectively. As a result of adoption, excess tax benefits and certain tax deficiencies will be recorded as income tax expense or benefit, as opposed to additional paid-in capital, and the windfall tax benefit will be removed from the Company’s diluted shares calculation.  The Company will classify all excess tax benefits related to share-based payments as operating activity instead of financing activity on the Consolidated Statement of Cash Flows.  The Company plans to continue to use an estimated forfeiture rate for recording stock compensation expense.

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

Restated Credit Agreement

The Restated Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million in availability, subject to lender approval. The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and a letter of credit fee range from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.

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

At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement. At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

In 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due December 31, 2017. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes. At December 31, 2016 and 2015, the Company had $7.1 million and $14.3 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $66.7 million and $40.2 million as of December 31, 2016 and 2015, respectively. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rates for the capital leases at December 31, 2016 and 2015 is 2.82% and 2.85% respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $210.6 million at December 31, 2016, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2016.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2017 are approximately $220 million, inclusive of equipment acquired using capital leases. This represents an approximately $68 million increase from 2016 net capital expenditures of $152 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2017 expenditures include a normal annual level of revenue equipment replacement and continued investment in technology for our current operations in addition to investments in land and structures, revenue equipment and technology to facilitate our geographic expansion into the Northeastern United States.

See “Forward-Looking Statements” and “Item 1A. Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures, inclusive of equipment acquired using capital leases, are summarized in the following table (in millions):

	Years ended
	2016	2015	2014
Land and structures:
Additions	$36.7	$40.0	$27.9
Sales	—	—	(1.7)
Revenue equipment, net	107.1	63.0	78.8
Technology and other	8.6	9.7	6.7

Total	$152.4	$112.7	$111.7

In addition to the amounts disclosed in the table above, the Company had an additional $5.9 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2016. Included in the 2016, 2015, and 2014 revenue equipment expenditures are capital leases totaling $34.7 million, $27.1 million and $16.9 million, respectively.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to the accompanying audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.3 million for 2017 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2016.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2016 (in millions):

	Payments due by year
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$—	$—	$—	$—	$—
Long-term debt(1)	7.1	—	—	—	—	—	7.1
Leases:
Capital Leases(1)	11.4	11.4	11.4	11.4	12.0	15.3	72.9
Operating leases(2)	15.9	14.3	11.9	8.8	7.0	30.0	87.9
Purchase obligations(2)	109.5	0.8	0.8	—	—	—	111.1
Total contractual obligations	$143.9	$26.5	$24.1	$20.2	$19.0	$45.3	$279.0

(1)

See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year
	2017	2018	2019	2020	2021	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$210.6	$—	$—	$210.6
Letters of credit	41.1	0.1	—	—	—	—	41.2
Surety bonds	33.0	—	—	—	—	—	33.0
Total commercial commitments	$74.1	$0.1	$—	$210.6	$—	$—	$284.8

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.3 million for uncertain tax positions and accrued interest and penalties of $0.6 million related to the uncertain tax positions as of December 31, 2016. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At December 31, 2016, the Company has $68.2 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as deemed necessary.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2016. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2016 with comparative information as of December 31, 2015. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively. The fair value of the senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of the capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2016		2015
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$16.7	$9.9	$10.2	$10.5	$11.4	$15.1	$73.8	$77.6	$54.5	$58.6
Average interest rate	3.1%	2.8%	2.8%	2.8%	2.8%	2.8%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—	$14.5	$14.5
Average interest rate	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Saia, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Saia, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Atlanta, Georgia

February 24, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Saia, Inc.:

We have audited Saia, Inc.’s (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in  Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Saia, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. of Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Saia, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Saia, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Atlanta, Georgia

February 24, 2017

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$1,539	$124
Accounts receivable, less allowances of $3,222 in 2016 and $3,548 in 2015	135,083	124,222
Prepaid expenses and other	17,369	14,197
Income tax receivable	6,989	15,745
Other current assets	5,499	4,701
Total current assets	166,479	158,989
Property and Equipment, at cost	1,101,946	995,514
Less-accumulated depreciation	497,827	456,335
Net property and equipment	604,119	539,179
Goodwill	12,105	12,025
Identifiable Intangibles, net	13,293	14,961
Other Noncurrent Assets	4,374	4,039
Total assets	$800,370	$729,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,149	$54,754
Wages, vacation and employees’ benefits	31,700	27,834
Claims and insurance accruals	33,047	26,903
Other current liabilities	18,286	19,457
Current portion of long-term debt	16,762	12,432
Total current liabilities	144,944	141,380
Other Liabilities:
Long-term debt, less current portion	57,042	56,540
Deferred income taxes	80,199	67,417
Claims, insurance and other	35,107	35,967
Total other liabilities	172,348	159,924
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,322,701 and 25,141,799 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	25	25
Additional paid-in-capital	237,846	230,593
Deferred compensation trust, 166,807 and 165,971 shares of common stock at cost at December 31, 2016 and December 31, 2015, respectively	(3,190)	(3,102)
Retained earnings	248,397	200,373
Total stockholders’ equity	483,078	427,889
Total liabilities and stockholders’ equity	$800,370	$729,193

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2016, 2015 and 2014

(in thousands, except per share data)

	2016	2015	2014

Operating Revenue	$1,218,481	$1,221,311	$1,272,321
Operating Expenses:
Salaries, wages and employees’ benefits	696,046	670,173	639,633
Purchased transportation	56,329	70,611	99,610
Fuel, operating expenses and supplies	230,364	261,387	314,788
Operating taxes and licenses	40,025	37,003	36,028
Claims and insurance	39,625	26,832	37,563
Depreciation and amortization	76,240	65,020	59,022
Operating (gains) losses, net	716	310	(16)
Total operating expenses	1,139,345	1,131,336	1,186,628
Operating Income	79,136	89,975	85,693
Nonoperating Expenses (Income):
Interest expense	4,394	4,107	4,564
Other, net	(177)	(95)	(99)
Nonoperating expenses, net	4,217	4,012	4,465
Income Before Income Taxes	74,919	85,963	81,228
Income Tax Expense	26,895	30,947	29,237
Net Income	$48,024	$55,016	$51,991

Weighted average common shares outstanding – basic	25,038	24,919	24,505
Weighted average common shares outstanding – diluted	25,680	25,471	25,463

Basic Earnings Per Share	$1.92	$2.21	$2.12
Diluted Earnings Per Share	$1.87	$2.16	$2.04

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2016, 2015 and 2014

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2013	24,478,544	$24	$213,648	$(2,246)	$93,366	$304,792
Stock compensation, including options and long-term incentives	6,023	—	3,393	—	—	3,393
Director deferred shares for annual deferral elections	—	—	773	—	—	773
Exercise of stock options, including tax benefits of $2,984	318,321	1	6,651	—	—	6,652
Shares issued for long-term incentive awards, net of shares withheld for taxes	68,918	—	(1,667)	—	—	(1,667)
Deferred tax adjustment for long-term incentive plan	—	—	971	—	—	971
Purchase of shares by Deferred Compensation Trust	—	—	—	(53)	—	(53)
Sale of shares by Deferred Compensation Trust	—	—	(56)	110	—	54
Net income	—	—	—	—	51,991	51,991

BALANCE at December 31, 2014	24,871,806	25	223,713	(2,189)	145,357	366,906
Stock compensation, including options and long-term incentives	37,311	—	2,983	—	—	2,983
Director deferred shares for annual deferral elections	—	—	895	—	—	895
Exercise of stock options, including tax benefits of $1,056	116,088	—	2,533	—	—	2,533
Shares issued for long-term incentive awards, net of shares withheld for taxes	116,594	—	(3,118)	—	—	(3,118)
Deferred tax adjustment for long-term incentive plan	—	—	2,674	—	—	2,674
Purchase of shares by Deferred Compensation Trust	—	—	—	(2,227)	—	(2,227)
Sale of shares by Deferred Compensation Trust	—	—	913	1,314	—	2,227
Net income	—	—	—	—	55,016	55,016

BALANCE at December 31, 2015	25,141,799	25	230,593	(3,102)	200,373	427,889
Stock compensation, including options and long-term incentives	12,358	—	3,562	—	—	3,562
Director deferred shares for annual deferral elections	—	—	1,037	—	—	1,037
Exercise of stock options, including tax benefits of $407	124,065	—	3,173	—	—	3,173
Shares issued for long-term incentive awards, net of shares withheld for taxes	44,479	—	(651)	—	—	(651)
Deferred tax adjustment for long-term incentive plan	—	—	44	—	—	44
Purchase of shares by Deferred Compensation Trust	—	—	88	(291)	—	(203)
Sale of shares by Deferred Compensation Trust	—	—	—	203	—	203
Net income	—	—	—	—	48,024	48,024

BALANCE at December 31, 2016	25,322,701	$25	$237,846	$(3,190)	$248,397	$483,078

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2016, 2015 and 2014

(in thousands)

	2016	2015	2014

Operating Activities:
Net income	$48,024	$55,016	$51,991
Noncash items included in net income:
Depreciation and amortization	76,240	65,020	59,022
Provision for doubtful accounts	1,475	1,463	1,942
Deferred income taxes	12,780	8,420	9,462
Loss (gain) from property disposals, net	716	310	(17)
Stock-based compensation	4,599	3,878	4,166
Changes in operating assets and liabilities:
Accounts receivable	(12,336)	6,896	(12,372)
Accounts payable	(3,414)	(382)	(8,590)
Other working capital items, net	13,399	(84)	(11,215)
Claims, insurance and other	(860)	(821)	5,260
Other, net	5,153	2,998	2,521
Net cash provided by operating activities	145,776	142,714	102,170
Investing Activities:
Acquisition of business, net of cash received	—	(22,238)	—
Acquisition of property and equipment	(119,365)	(86,499)	(97,750)
Proceeds from disposal of property and equipment	1,682	818	2,905
Net cash used in investing activities	(117,683)	(107,919)	(94,845)
Financing Activities:
Repayment of revolving credit agreement	(199,820)	(280,461)	(340,540)
Borrowing of revolving credit agreement	185,286	249,994	337,223
Proceeds from stock option exercises (including excess tax benefits)	3,173	2,533	7,623
Repayment of senior notes	(7,143)	(7,143)	(7,143)
Repayment of capital leases	(8,174)	(3,507)	(280)
Other financing activity	—	(454)	—
Net cash used in financing activities	(26,678)	(39,038)	(3,117)
Net Increase (Decrease) in Cash and Cash Equivalents	1,415	(4,243)	4,208
Cash and cash equivalents, beginning of period	124	4,367	159
Cash and cash equivalents, end of period	$1,539	$124	$4,367

Non Cash Investing Activities
Equipment financed with capital leases	$34,683	$27,054	$16,886

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2016, 2015 and 2014

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (“LTL”) motor carrier with more than 99% of its revenue historically derived from transporting LTL shipments for customers.  In addition to the core LTL services provided in 34 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries.

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

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.  While the Company has adopted a timeline for implementation and identified its revenue streams and contracts subject to the standard, the Company has not yet completed its evaluation of these.  Based on the Company’s current analysis, it expects the revenue recognition of its non-asset truckload and logistics business to change to upon delivery of the shipment or completion of the services.  However, the Company does not anticipate a significant change to other areas of its business.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of new lease assets and liabilities on its balance sheet.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The new standard is effective for the Company on January 1, 2017, at which point the Company plans to adopt this standard, and it will be implemented prospectively. As a result of adoption, excess tax benefits and certain tax deficiencies will be recorded as income tax expense or benefit, as opposed to additional paid-in capital, and the windfall tax benefit will be removed from the Company’s diluted shares calculation.  The Company will classify all excess tax benefits related to share-based payments as operating activity instead of financing activity on the Consolidated Statement of Cash Flows.  The Company plans to continue to use an estimated forfeiture rate for recording stock compensation expense.

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

Parts, fuel and operating supplies:    Parts, fuel and operating supplies are carried at average cost and included in other current assets. To mitigate the Company’s risk to rising fuel prices, the Company has implemented fuel surcharge programs and considers effects of these fuel surcharge programs in customer pricing negotiations.

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	10 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2016	2015
Land	$69,115	$57,506
Structures	196,843	181,769
Tractors	350,737	314,326
Trailers	279,393	256,494
Other revenue equipment	38,050	36,828
Technology equipment and software	80,342	72,707
Other	87,466	75,884

Total property and equipment, at cost	$1,101,946	$995,514

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation was $74.5 million, $63.4 million and $58.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Depreciation and amortization expense includes amortization of assets under capital lease. At December 31, 2016, trailers acquired under capital leases had a gross carrying value of $72.8 million and accumulated depreciation of $6.8 million. At

December 31, 2015, trailers acquired under capital leases had a gross carrying value of $40.9 million and accumulated depreciation of $2.2 million.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2016, 2015, and 2014, the Company capitalized $1.6 million, $2.2 million, and $1.0 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on estimates of claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former parent of Saia provides letters of credit for claims in certain self-insured states incurred prior to March 1, 2000 (See Note 3 for more information regarding the guarantees).

Risk retention amounts per occurrence during the three years ended December 31, 2016, were as follows:

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

Revenue Recognition:    Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. Non-asset truckload services engage in some transactions wherein they act as agents. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges.

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

The Company has adopted ASU 2011-08, Testing Goodwill for Impairment. In accordance with ASC 350, Intangibles – Goodwill and Other, the Company first performs a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test required by the standard. The Company is not required to estimate the fair value of a reporting unit unless the Company determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $1.2 million, $1.7 million, and $1.9 million in 2016, 2015 and 2014, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2016 and 2015, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Credit Agreement with Banks, described below	$—	$14,534
Senior Notes under a Master Shelf Agreement, described below	7,143	14,286
Capital Leases, described below	66,661	40,152
Total debt	73,804	68,972
Less: current portion of long-term debt	16,762	12,432
Long-term debt, less current portion	$57,042	$56,540

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

At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement. At December 31, 2015, the Company had borrowings of $14.5 million and outstanding letters of credit of $44.8 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

In 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued another $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due December 31, 2017. Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others. The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes. At December 31, 2016 and 2015, the Company had $7.1 million and $14.3 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms which include obligations covering revenue equipment totaling $66.7 million and $40.2 million as of December 31, 2016 and 2015, respectively. Amortization of assets held under the capital leases is included in depreciation and amortization expense. The weighted average interest rate for the capital leases at December 31, 2016 and 2015 is 2.82% and 2.85%, respectively.

Other

The Company paid cash for interest of $2.4 million, $3.0 million, and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated fair value of total debt at December 31, 2016 and 2015 is $77.6 million and $73.1 million, respectively. The carrying amount of debt related to the revolving credit facility approximated fair value as of December 31, 2016 and 2015 due to the existence of variable interest rates, which approximate market rates. The fair value of the senior notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt which reflect Level 2 inputs in the fair value hierarchy. The fair value of the capital leases is based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt for the next five years (in thousands) are as follows:

Amount
2017	$18,517
2018	11,374
2019	11,374
2020	11,374
2021	11,952
Thereafter	15,454
Total	80,045
Less: Amounts Representing Interest on Capital Leases	6,241
Total	$73,804

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $18.1 million, $17.9 million, and $17.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2017	$15,859
2018	14,322
2019	11,941
2020	8,848
2021	7,002
Thereafter	29,968
Total	$87,940

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $107.6 million at December 31, 2016. As of December 31, 2016 and 2015, the Company had $5.9 million and $12.1 million, respectively, of capital expenditures in accounts payable.

Other.

The Company pays its pro rata share of the cost in connection with letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs.  The Company’s pro rata share of these outstanding letters of credit was $1.8 million at December 31, 2016 and 2015.

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

4.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2014	$5,231
Goodwill acquired	6,794
December 31, 2015	12,025
Goodwill adjustment	80

December 31, 2016	$12,105

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2016		December 31, 2015
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$7,439	$19,000	$6,086
Covenants not-to-compete (useful life of 4-6 years)	4,425	4,001	4,425	3,786
Trademarks (useful life of 15 years)	1,500	192	1,500	92

Total	$24,925	$11,632	$24,925	$9,964

Amortization expense for intangible assets was $1.7 million, $1.6 million and $0.6 million for 2016, 2015 and 2014, respectively. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2017	$1,371
2018	1,363
2019	1,180
2020	1,163
2021	1,163

Total	$6,240

5.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2016	2015	2014
Numerator:
Net income	$48,024	$55,016	$51,991
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,038	24,919	24,505
Effect of dilutive stock options	51	93	239
Effect of other common stock equivalents	591	459	719
Denominator for diluted earnings per share–adjusted weighted average common shares	25,680	25,471	25,463

Basic Earnings Per Share	$1.92	$2.21	$2.12

Diluted Earnings Per Share	$1.87	$2.16	$2.04

In 2016 and 2015, options and restricted stock for 402,770 and 206,756 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2016	2015	2014
Shares of common stock purchased	11,530	56,325	1,400
Aggregate purchase price of shares purchased	$291,349	$2,226,675	$52,961
Shares of common stock sold	10,694	83,961	9,729
Aggregate sale price of shares sold	$322,928	$3,380,448	$53,962

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 253,413 and 229,679 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2016 and 2015, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock equivalents in computing diluted earnings per share.

7.    Stock-Based Compensation

ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the years ended December 31, 2016, 2015 and 2014, cash flows from financing activities were increased by $0.5 million, $3.7 million, and $4.0 million, respectively, for such excess tax deductions.

The stockholders of the Company approved the Second Amended and Restated 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The 2011 Omnibus Plan has a total of 2,350,000 of common stock shares reserved. The Company had reserved 1,236,000 shares of its common stock under the 2003 Omnibus Plan. Following stockholder approval of the 2011 Omnibus Plan, no additional grants have been made under the 2003 Omnibus Plan and by the terms of the Plan, no new grants may be made after January 22, 2013.

The 2011 Omnibus Plan and the 2003 Omnibus Plan provide for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; and Performance Unit Awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date are non-qualified stock options, have cliff vesting at the end of three years of continuous service and have a seven-year contractual term. There are no outstanding stock options to non-employee directors under the 2003 Omnibus Plan, and no stock options have been granted to non-employee directors under the 2011 Omnibus Plan.

The 2011 Omnibus Plan provides for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 3,279, 2,093, and 1,905 for the years ended December 31, 2016, 2015 and 2014, respectively. Non-employee directors were also issued 23,734, 17,969 and 16,561 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016 and 2015, no shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan, as they are all allocated to outstanding Performance Unit Awards and outstanding stock options described below. At December 31, 2016 and 2015, 886,272 and 188,472 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2016, 2015 and 2014 had stock option and restricted stock compensation expense of $2.0 million, $1.8 million and $2.2 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2016, there is unrecognized compensation expense of $2.7 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes the activity of stock options for the year ended December 31, 2016 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2015	353,525	$31.63
Granted	209,310
Exercised	(124,065)
Forfeited	—
Expired	(11,400)

Outstanding at December 31, 2016	427,370	$32.15	5.3	$5,128

Exercisable at December 31, 2016	24,600	$27.28	3.3	$415

The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $2.5 million, $3.5 million, and $9.9 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2016, 2015 and 2014 was $9.99, $15.41, and $12.12, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2016, 2015 and 2014 was $12.95, $5.66, and $6.75, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Risk free interest rate	1.63%	1.54%	1.58%
Expected life in years	4.5	4.5	4.5
Expected volatility	41.42%	40.82%	44.33%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2016 and changes during the year ended December 31, 2016:

	Options	Weighted Average Grant-date Fair Value
Unvested at December 31, 2015	295,415	$13.59
Granted	209,310	9.99
Vested	(101,955)	12.95
Forfeited	—	—

Unvested at December 31, 2016	402,770	$11.88

The Company granted shares of restricted stock to certain key executives in February 2013, September 2014, May 2015 and February 2016. All of the outstanding shares of restricted stock issued prior to December 31, 2016 vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. The following table summarizes restricted stock activity during the year ended December 31, 2016:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2015	66,135	$17.39
Granted	18,215	27.45
Vested	(18,182)	11.00
Forfeited	—	—

Restricted Stock at December 31, 2016	66,168	$21.91

Performance Unit Awards

Under the 2011 Omnibus Plan and the 2003 Omnibus Plan, the Compensation Committee of the Board of Directors approved Performance Unit Awards to a group of less than 20 management and executive employees.

The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense for the Performance Unit Awards of $1.6 million in 2016, $1.2 million in 2015 and $1.2 million in 2014. Shares earned under the Performance Unit Awards will be issued in the first quarter of the year following the end of the performance period. There was an issuance of 30,893 shares for the January 2014-December 2016 performance period in February 2017, 49,983 shares for the January 2013-January 2016 performance period in February 2016, and 146,054 shares for the January 2012-December 2014 performance period in February 2015. The issuance of shares related to these awards would range from zero to a maximum of 144,730 shares per year as of December 31, 2016.

8.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions included in continuing operations for the years ended December 31, 2016, 2015 and 2014, were $7.1 million, $6.4 million, and $5.7 million, respectively.

Deferred Compensation Plan

The Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company stock rather than cash. At December 31, 2016 and 2015, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 166,807 and 165,971 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to salaried employees which are based primarily on actual operating results achieved, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of $5.1 million, $2.9 million, and $6.5 million in 2016, 2015 and 2014, respectively. Performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to do payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 20,532, 7,327, and 4,751 shares in the open market during 2016, 2015 and 2014, respectively.

9.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2016	2015
Depreciation	$117,625	$103,471
Other	1,414	3,482

Gross deferred tax liabilities	119,039	106,953
Allowance for doubtful accounts	(1,225)	(1,350)
Equity-based compensation	(4,538)	(3,961)
Employee benefits	(6,115)	(4,847)
Claims and insurance	(23,241)	(20,942)
Other	(3,721)	(8,436)

Gross deferred tax assets	(38,840)	(39,536)

Net deferred tax liability	$80,199	$67,417

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2016 or 2015 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision (benefit) for continuing operations consists of the following (in thousands):

	2016	2015	2014
Current:
U.S. federal	$12,127	$20,768	$18,085
State	1,988	1,759	1,690

Total current income tax provision	14,115	22,527	19,775

Deferred:
U.S. federal	12,599	8,570	9,547
State	181	(150)	(85)

Total deferred income tax provision	12,780	8,420	9,462

Total income tax provision	$26,895	$30,947	$29,237

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows (in thousands):

	2016	2015	2014
Provision at federal statutory rate	$26,222	$30,087	$28,430
State income taxes, net	2,418	2,229	2,426
Nondeductible business expenses	462	696	589
Tax credits	(1,278)	(1,532)	(1,434)
Other, net	(929)	(533)	(774)

Total provision	$26,895	$30,947	$29,237

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2014-2016 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2007-2016 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2003 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2016	2015
Gross unrecognized tax benefits at beginning of year	$1,158	$1,165
Gross decreases in tax positions for prior years	—	—
Gross increases in tax positions for current year	490	237
Settlements	(100)	—
Lapse of statute of limitations	(268)	(244)

Gross unrecognized tax benefits at end of year	$1,280	$1,158

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2016, 2015 and 2014, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million, $0.2 million, and $0.3 million, respectively. The Company had approximately $0.6 million and $1.0 million of accrued interest and penalties at December 31, 2016 and 2015, respectively. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the balance sheet, that would affect the Company’s effective tax rate if recognized is $1.3 million and $1.2 million as of December 31, 2016 and 2015, respectively. The Company paid cash for income taxes of $5.4 million, $16.4 million, and $20.8 million in 2016, 2015 and 2014, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

As a result of legislation enacted in the fourth quarter of 2015, the Company recognized tax credits for alternative fuel usage of approximately $1.0 million in 2016 and 2015.

10.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2016	March 31	June 30	September 30	December 31
Operating revenue	$289,911	$311,905	$316,442	$300,223
Operating income	17,584	21,721	22,644	17,187
Net income	10,575	13,275	13,826	10,348

Basic earnings per share	$0.42	$0.53	$0.55	$0.41

Diluted earnings per share	$0.42	$0.52	$0.54	$0.40

Three months ended, 2015	March 31	June 30	September 30	December 31
Operating revenue	$293,022	$323,480	$317,199	$287,610
Operating income	21,233	31,281	19,845	17,616
Net income	12,605	19,247	11,777	11,387

Basic earnings per share	$0.51	$0.77	$0.47	$0.46

Diluted earnings per share	$0.49	$0.75	$0.46	$0.45

11.    Acquisition

On February 2, 2015, the Company acquired 100% of the interests of LinkEx, Inc. (LinkEx), a non-asset third party logistics business based in Dallas, Texas. The Company believes this acquisition is a future growth opportunity for its portfolio of services in the non-asset market. This acquisition fits into the Company’s strategic goal of diversifying Saia’s portfolio of service offerings. Pursuant to the terms of the purchase agreement, the Company paid $22.2 million at the acquisition date with a potential earn-out of up to $3 million subject to meeting profit targets. The Company concluded that LinkEx will not likely meet these profit targets and, thus, did not record a liability related to contingent consideration as of the acquisition date.

During the fourth quarter of 2015, the Company finalized its purchase accounting related to the acquisition of LinkEx as indicated below (in thousands). The goodwill, customer lists and other identifiable intangible assets associated with the acquisition will be deductible for federal and state income tax purposes ratably over a 15 year period. The weighted-average useful life for the identified intangible assets is 14.4 years.

Consideration:
Cash, net of cash received	$(22,238)

Fair value of total consideration transferred	$(22,238)

Acquisition related costs included in SG&A	$300
Recognized amounts of identifiable assets acquired and liabilities assumed:
Current assets	$4,337
Property and equipment	430
Customer lists	11,300
Other identifiable intangible assets	2,300
Other non-current assets	9
Current liabilities	(2,900)
Non-current liabilities	(32)

Total identifiable net assets assumed	$15,444
Goodwill	6,794

Total	$22,238

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

12.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2016, 2015 and 2014

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2016:
Deducted from asset account – Allowance for uncollectible accounts	$3,451	$1,475	—	$(1,704)	$3,222
Year ended December 31, 2015:
Deducted from asset account – Allowance for uncollectible accounts	3,868	1,463	—	(1,880)	3,451
Year ended December 31, 2014:
Deducted from asset account – Allowance for uncollectible accounts	3,737	1,942	—	(1,811)	3,868

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2016 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016, which report appears on page 39 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
Frederick J. Holzgrefe, III	Vice President and Chief Financial Officer (Principal Financial Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2017, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2017, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2017, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2017, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2017, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The consolidated financial statements required by this item are included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II — Valuation and Qualifying Accounts information is included in Note 12 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K for the year ended December 31, 2016.

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 24, 2017	By:	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell	President and Chief Executive Officer, Saia, Inc.	February 24, 2017
Richard D. O’Dell

/s/ Frederick J. Holzgrefe, III	Vice President of Finance and Chief Financial	February 24, 2017
Frederick J. Holzgrefe, III	Officer, Saia, Inc. (Principal Financial Officer)

/s/ Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 24, 2017
Stephanie R. Maschmeier

/s/ Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 24, 2017
Herbert A. Trucksess, III

/s/ William F. Evans	Director	February 24, 2017
William F. Evans

/s/ John P. Gainor, Jr.	Director	February 24, 2017
John P. Gainor, Jr.

/s/ John J. Holland	Director	February 24, 2017
John J. Holland

/s/ Randolph W. Melville	Director	February 24, 2017
Randolph W. Melville

/s/ Bjorn E. Olsson	Director	February 24, 2017
Bjorn E. Olsson

/s/ Douglas W. Rockel	Director	February 24, 2017
Douglas W. Rockel

/s/ Jeffrey C. Ward	Director	February 24, 2017
Jeffrey C. Ward

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

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

10.4	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

Exhibit Number	Description of Exhibit

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

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.10.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*

10.10.2

Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*

10.10.3

Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).*

10.10.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).*

10.11

Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).*

Exhibit Number	Description of Exhibit

10.12

Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).*

10.13

Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).*

10.14

SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

10.15	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.16

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.17

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

10.19	Form of Employee Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.20

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

10.22	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.23

Severance Agreement, dated as of February 3, 2015, between Saia, Inc., and Frederick J. Holzgrefe, III (incorporated herein by reference to Exhibit 10.5 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Saia’s Form 10-K (File No. 0-49983) for the year ended December 31, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit

101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015, (ii) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.