Form 10-Q
period 2017-03-31
SAIA INC
filed 2017-04-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 28, 2017
Common Stock, par value $.001 per share	25,446,515

SAIA, INC. AND SUBSIDIARIES

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2017	December 31, 2016
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$711	$1,539
Accounts receivable, net	148,968	135,083
Prepaid expenses and other	34,969	29,857
Total current assets	184,648	166,479
Property and Equipment, at cost	1,216,711	1,101,946
Less-accumulated depreciation	504,324	497,827
Net property and equipment	712,387	604,119
Goodwill and Identifiable Intangibles, net	25,054	25,398
Other Noncurrent Assets	5,107	4,374
Total assets	$927,196	$800,370
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$70,971	$45,149
Wages, vacation and employees’ benefits	33,098	31,700
Other current liabilities	51,103	51,333
Current portion of long-term debt	19,183	16,762
Total current liabilities	174,355	144,944
Other Liabilities:
Long-term debt, less current portion	137,738	57,042
Deferred income taxes	82,738	80,199
Claims, insurance and other	36,898	35,107
Total other liabilities	257,374	172,348
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,446,515 and 25,141,799 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	25	25
Additional paid-in-capital	238,995	237,846
Deferred compensation trust, 169,907 and 165,971 shares of common stock at cost at March 31, 2017 and December 31, 2016, respectively	(3,337)	(3,190)
Retained earnings	259,784	248,397
Total stockholders’ equity	495,467	483,078
Total liabilities and stockholders’ equity	$927,196	$800,370

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2017 and 2016

(unaudited)

	First Quarter
	2017	2016
	(in thousands, except per share data)
Operating Revenue	$317,037	$289,911
Operating Expenses:
Salaries, wages and employees’ benefits	180,903	170,266
Purchased transportation	14,775	12,467
Fuel, operating expenses and supplies	63,990	54,040
Operating taxes and licenses	10,582	10,040
Claims and insurance	9,049	8,081
Depreciation and amortization	20,087	17,243
Loss from property disposals, net	132	190
Total operating expenses	299,518	272,327
Operating Income	17,519	17,584
Nonoperating Expenses (Income):
Interest expense	911	963
Other, net	98	(7)
Nonoperating expenses, net	1,009	956
Income Before Income Taxes	16,510	16,628
Income Tax Provision	5,123	6,053
Net Income	$11,387	$10,575

Weighted average common shares outstanding – basic	25,225	24,998
Weighted average common shares outstanding – diluted	25,971	25,445

Basic Earnings Per Share	$0.45	$0.42
Diluted Earnings Per Share	$0.44	$0.42

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2017 and 2016

(unaudited)

	First Quarter
	2017	2016 As Adjusted (Note 1)
	(in thousands)
Operating Activities:
Net income	$11,387	$10,575
Noncash items included in net income:
Depreciation and amortization	20,087	17,243
Other, net	5,411	1,701
Changes in operating assets and liabilities, net	(12,757)	(12,563)
Net cash provided by operating activities	24,128	16,956
Investing Activities:
Acquisition of property and equipment	(88,388)	(53,995)
Proceeds from disposal of property and equipment	607	367
Net cash used in investing activities	(87,781)	(53,628)
Financing Activities:
Repayment of revolving credit agreement	(15,441)	(26,738)
Borrowing of revolving credit agreement	80,624	65,564
Proceeds from stock option exercises	1,288	—
Shares withheld for taxes	(1,211)	(650)
Repayment of capital leases	(2,435)	(1,390)
Net cash provided by financing activities	62,825	36,786
Net Increase (Decrease) in Cash and Cash Equivalents	(828)	114
Cash and cash equivalents, beginning of period	1,539	124
Cash and cash equivalents, end of period	$711	$238

Non Cash Investing Activities
Equipment financed with capital leases	$20,369	$10,032

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2017.

Business

The Company provides regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 99% of its revenue historically has been derived from transporting LTL shipments across 34 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

Other Current Liabilities

Other current liabilities includes $33.4 million of claims and insurance liabilities as of March 31, 2017 and $33.0 million as of December 31, 2016.

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017.  As a result of adoption, $1.1 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in the first quarter of 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.1 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Condensed Consolidated Statements of Cash Flows for the first quarter of 2017.  The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and to withhold taxes at the minimum statutory rates.  The Company classified $1.2 million in shares withheld for taxes as financing activities for the first quarter of 2017. Additionally, the Company reclassified $0.7 million in shares withheld for taxes from operating activities to financing activities for the first quarter of 2016. The Company had no other items requiring retrospective treatment under the pronouncement.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.  While the Company has adopted a timeline for implementation and identified its revenue streams and contracts subject to the standard, the Company has not yet completed its evaluation of these. The Company is still in the process of evaluating its non-asset truckload and logistics business for gross versus net revenue presentation and the revenue recognition timing related to these services on the

Condensed Consolidated Statements of Operations. However, the Company does not anticipate a significant change to other areas of its business.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of lease assets and liabilities on its balance sheet.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2017	2016
Numerator:
Net income	$11,387	$10,575
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,225	24,998
Effect of dilutive stock options	118	48
Effect of other common stock equivalents	628	399
Denominator for diluted earnings per share–adjusted weighted average common shares	25,971	25,445

Basic Earnings Per Share	$0.45	$0.42

Diluted Earnings Per Share	$0.44	$0.42

For the quarter ended March 31, 2017, options and restricted stock for 226,164 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended March 31, 2016, options and restricted stock for 554,672 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at March 31, 2017.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2017 and December 31, 2016, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2017 and December 31, 2016 was $156.6 million and $77.6 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $156.9 million and $73.8 million at March 31, 2017 and December 31, 2016, respectively.

(5) Debt and Financing Arrangements

At March 31, 2017 and December 31, 2016, debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Credit Agreement with Banks, described below	$65,183	$—
Senior Notes under a Master Shelf Agreement, described below	7,143	7,143
Capital Leases, described below	84,595	66,661
Total debt	156,921	73,804
Less: current portion of long-term debt	19,183	16,762
Long-term debt, less current portion	$137,738	$57,042

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

At March 31, 2017, the Company had borrowings of $65.2 million and outstanding letters of credit of $36.1 million under the Restated Credit Agreement.  At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At March 31, 2017 and December 31, 2016, the Company had $7.1 million in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms which include obligations covering revenue equipment totaling $84.6 million and $66.7 million as of March 31, 2017 and December 31, 2016, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rate for the capital leases at March 31, 2017 and December 31, 2016 is 2.99% and 2.82%, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt instruments (in thousands) are as follows:

Amount
2017	$17,947
2018	14,405
2019	14,405
2020	79,588
2021	14,983
Thereafter	24,236
Total	$165,564
Less: Amounts Representing Interest on Capital Leases	8,643
Total	$156,921

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2016 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

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

These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue increased by 9.4 percent in the first quarter of 2017 compared to the same period in 2016.  The increase resulted primarily from increased shipments, tonnage, fuel surcharges and pricing actions.

Consolidated operating income was $17.5 million for the first quarter of 2017 compared to $17.6 million for the first quarter of 2016.  In the first quarter of 2017, LTL shipments and tonnage per workday were up 3.5 percent and 2.0 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.44 in the first quarter of 2017, compared to diluted earnings per share of $0.42 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 94.5 percent in the first quarter of 2017 compared to 93.9 percent in the first quarter of 2016.

The Company had $24.1 million in net cash provided by operating activities in the first three months of 2017 compared with $17.0 million in the same period last year. The increase is due to working capital fluctuations, an increase in non-cash items included in net income and a $1.1 million excess tax benefit from share-based payments for the three months ended March 31, 2017 as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09.  The Company had net cash used in investing activities of $87.8 million during the first three months of 2017 compared to $53.6 million in the first three months of 2016, primarily as a result of higher capital expenditures for revenue equipment and real estate in the first three months of 2017.  The Company’s net cash provided by financing activities was $62.8 million in the first three months of 2017 compared to $36.8 million in the same period last year, primarily due to increased borrowing to fund capital expenditures.  The Company had $65.2 million in borrowings under its revolving credit agreement, outstanding letters of credit of $37.9 million and cash and cash equivalents balance of $0.7 million at March 31, 2017.  The Company also had $7.1 million outstanding in Senior Notes and $84.6 million in obligations under capital leases at March 31, 2017.  The Company was in compliance with the debt covenants under its debt agreements at March 31, 2017.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2017 and 2016

(unaudited)

			Percent
			Variance
	2017	2016	'17 v. '16
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$317,037	$289,911	9.4%
Operating Expenses:
Salaries, wages and employees’ benefits	180,903	170,266	6.2
Purchased transportation	14,775	12,467	18.5
Depreciation and amortization	20,087	17,243	16.5
Fuel and other operating expenses	83,753	72,351	15.8
Operating Income	17,519	17,584	(0.4)
Operating Ratio	94.5%	93.9%	(0.5)
Nonoperating Expense	1,009	956	5.5

Working Capital (as of March 31, 2017 and 2016)	10,293	24,930
Cash Flows provided by Operations (year to date)(1)	24,128	16,956
Net Acquisitions of Property and Equipment (year to date)	87,781	53,628

Saia Motor Freight Operating Statistics:
LTL Tonnage	885	868	2.0
LTL Shipments	1,607	1,553	3.5
LTL Revenue per hundredweight	$16.68	$15.49	7.7

(1)	Reflects the adoption of the FASB ASU 2016-09. See New Accounting Pronouncements Adopted in 2017 below.

Quarter ended March 31, 2017 compared to Quarter ended March 31, 2016

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2017 increased 9.4 percent to $317.0 million primarily as a result of increased tonnage, shipments, including the timing of Good Friday, fuel surcharges and pricing actions.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.7 percent to $16.68 per hundredweight for the first quarter of 2017 as a result of increased rates and fuel surcharges.  Saia’s LTL tonnage increased 2.0 percent to 0.9 million tons.  LTL shipments increased 3.5 percent to 1.6 million shipments.  Approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For customers subject to an annual general rate increase, on October 3, 2016, Saia implemented a 4.9 percent general rate increase for customers comprising this 20 to 25 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increase in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective January 18, 2016 to better align with its competitors. Fuel surcharge revenue increased to 11.1% of operating revenue for the quarter ended March 31, 2017 compared to 8.7% for the quarter ended March 31, 2016, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $17.5 million in the first quarter of 2017 compared to $17.6 million in the prior year quarter.  Overall, the operations were favorably impacted in the first quarter of 2017 by higher tonnage, shipments, fuel surcharge and yield, which were offset by higher fuel and purchase transportation costs, salary and wage increases, higher claims and insurance, increased depreciation expense and $0.8 million in costs associated with expansion into the Northeastern United States.  The first quarter of 2017 operating ratio (operating expenses divided by operating revenue) was 94.5 percent compared to 93.9 percent for the same period in 2016.

Salaries, wages and benefits increased $10.6 million in the first quarter of 2017 compared to the first quarter of 2016 largely due to higher wages associated with increased headcount in the first quarter of 2017 and a wage increase in July 2016. Fuel, operating expenses and supplies increased $10.0 million in the first quarter of 2017 compared to the prior year quarter largely due to higher fuel costs and increased costs of other operating expenses and supplies, partially offset by improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization.  During the first quarter of 2017, claims and insurance expense was $1.0 million higher than the previous year quarter primarily due to higher insurance premiums, increased accident frequency and severity during the first quarter of 2017, partially offset by decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation increased $2.3 million in the first quarter of 2017 compared to the first quarter of 2016 primarily due to an increase in utilization of purchased transportation carriers to support increased shipments, tonnage and length of haul in the first quarter of 2017.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in first quarter of 2017 was lower than the first quarter 2016 due to decreased average borrowings in the first quarter of 2017. The effective tax rate was 31.0 percent and 36.4 percent for the quarters ended March 31, 2017 and March 31, 2016, respectively.  The decreased tax rate is primarily a result of excess tax benefits from stock activity recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017 (see “New Accounting Pronouncements Adopted in 2017” section below), partially offset by legislation surrounding alternative fuel tax credits that impacted the first quarter of 2016 but not the first quarter of 2017.

Net income was $11.4 million, or $0.44 per diluted share, in the first quarter of 2017 compared to net income of $10.6 million, or $0.42 per diluted share, in the first quarter of 2016.

Working capital/capital expenditures

Working capital at March 31, 2017 was $10.3 million, which decreased from working capital at March 31, 2016 of $24.9 million.

Current assets at March 31, 2017 increased by $9.2 million as compared to March 31, 2016 and include an increase in accounts receivable of $11.4 million partially offset by a decrease in prepaid expenses and other.  Current liabilities increased by $23.9 million at March 31, 2017 compared to March 31, 2016 largely due to increases in accounts payable, accrued wages, vacation and employee benefits and the current portion of long-term debt from capital leases used to finance certain revenue equipment.  Cash flows provided by operating activities were $24.1 million for the three months ended March 31, 2017 versus $17.0 million for the three months ended March 31, 2016.  For the three months ended March 31, 2017, net cash used in investing activities was $87.8 million versus $53.6 million in the same period last year, a $34.2 million increase.  This increase resulted primarily from higher capital expenditures for revenue equipment and real estate.  For the three months ended March 31, 2017, net cash provided by financing activities was $62.8 million compared to $36.8 million in the same period last year, as a result of increased borrowing to fund capital expenditures.

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

If the Company builds market share, including through expansion into the Northeastern United States, there are numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage.  The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful expansion of our service geography into the Northeastern United States and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

New Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017. As a result of adoption, $1.1 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in the first quarter of 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.1 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Condensed Consolidated Statements of Cash Flows for the first quarter of 2017. The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and to withhold taxes at the minimum statutory rates. The Company classified $1.2 million in shares withheld for taxes as financing activities for the first quarter of 2017. Additionally, the Company reclassified $0.7 million in shares withheld for taxes from operating activities to financing activities for the first quarter of 2016. The Company had no other items requiring retrospective treatment under the pronouncement.

New Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  The Company is evaluating the effect that ASU No. 2014-09 will have on its consolidated financial statements and related disclosures.  The Company has not yet selected a transition method nor has it completed its evaluation of the effect of the standard on its ongoing financial reporting.  While the Company has adopted a timeline for implementation and identified its revenue streams and contracts subject to the standard, the Company has not yet completed its evaluation of these. The Company is still in the process of evaluating its non-asset truckload and logistics business for gross versus net revenue presentation and the revenue recognition timing related to these services on the Condensed Consolidated Statements of Operations. However, the Company does not anticipate a significant change to other areas of its business.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of lease assets and liabilities on its balance sheet.

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

At March 31, 2017, the Company had borrowings of $65.2 million and outstanding letters of credit of $36.1 million under the Restated Credit Agreement.  At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

In September 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates. The Company issued an additional $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement.

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At March 31, 2017 and December 31, 2016, the Company had $7.1 million and $7.1 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $84.6 million and $66.7 million as of March 31, 2017 and December 31, 2016, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at March 31, 2017 and December 31, 2016 are 2.99% and 2.82%, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $146.4 million, as adjusted for the adoption of ASU 2016-09, for the year ended December 31, 2016, while net cash used in investing activities was $117.7 million.  Cash flows provided by operating activities were $24.1 million for the three months ended March 31, 2017, $7.1 million higher than the first three months of the prior year. The increase is due to working capital fluctuations and an increase in non-cash items included in net income largely offset by a decrease in operating income.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At March 31, 2017, the Company had $148.7 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at March 31, 2017.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2017 are approximately $220 million, inclusive of equipment acquired using capital leases. This represents an approximately $68 million increase from 2016 net capital expenditures of $152 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2017 expenditures include a normal annual level of revenue equipment replacement and continued investment in technology for our current operations, in addition to investments in land and structures, revenue equipment and technology to facilitate our geographic expansion into the Northeastern United States. Approximately $20.4 million of the 2017 remaining capital budget was committed as of March 31, 2017. Net capital expenditures were $108.2 million in the first three months of 2017, inclusive of equipment acquired using capital leases.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.9 million for the remainder of 2017 and decreasing for each year thereafter based on borrowings and commitments outstanding at March 31, 2017.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of March 31, 2017 (in millions):

	Payments due by year
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$65.2	$—	$—	$65.2
Long-term debt (1)	7.1	—	—	—	—	—	7.1
Leases:
Capital Leases (1)	10.8	14.4	14.4	14.4	15.0	24.2	93.2
Operating leases	13.5	16.1	12.9	9.7	7.8	23.9	83.9
Purchase obligations (2)	22.4	0.8	—	—	—	—	23.2
Total contractual obligations	$53.8	$31.3	$27.3	$89.3	$22.8	$48.1	$272.6

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $21.2 million for capital expenditures.

	Amount of commitment expiration by year
	2017	2018	2019	2020	2021	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$148.7	$—	$—	$148.7
Letters of credit	35.7	2.2	—	—	—	—	37.9
Surety bonds	5.6	30.6	—	—	—	—	36.2
Total commercial commitments	$41.3	$32.8	$—	$148.7	$—	$—	$222.8

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.2 million for uncertain tax positions and $0.5 million for interest and penalties related to the uncertain tax positions as of March 31, 2017.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At March 31, 2017, the Company has $70.3 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2017.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$16.1	$12.3	$12.7	$13.1	$14.0	$23.5	$91.7	$91.4
Average interest rate	3.2%	3.0%	3.0%	3.0%	3.0%	3.0%
Variable rate debt	$—	$—	$—	$65.2	$—	$—	$65.2	$65.2
Average interest rate	—	—	—	2.2%	—	—

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2017 through
January 31, 2017	—	(2)	$—	(2)	—	$—
February 1, 2017 through
February 28, 2017	2,100	(3)	$48.15	(3)	—	—
March 1, 2017 through
March 31, 2017	1,000	(4)	$46.22	(4)	—	—
Total	3,100				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2017 through January 31, 2017.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2017 through February 28, 2017.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2017 through March 31, 2017.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and three months ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 28, 2017	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and three months ended March 31, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

E-1