Form 10-Q
period 2017-06-30
SAIA INC
filed 2017-07-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at July 28, 2017
Common Stock, par value $.001 per share	25,450,399

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2017	December 31, 2016
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$399	$1,539
Accounts receivable, net	167,012	135,083
Prepaid expenses and other	30,219	29,857
Total current assets	197,630	166,479
Property and Equipment, at cost	1,233,906	1,101,946
Less-accumulated depreciation	520,682	497,827
Net property and equipment	713,224	604,119
Goodwill and Identifiable Intangibles, net	24,709	25,398
Other Noncurrent Assets	4,767	4,374
Total assets	$940,330	$800,370
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$55,746	$45,149
Wages, vacation and employees’ benefits	40,872	31,700
Claims and insurance accruals	36,131	33,047
Other current liabilities	18,283	18,286
Current portion of long-term debt	16,669	16,762
Total current liabilities	167,701	144,944
Other Liabilities:
Long-term debt, less current portion	131,699	57,042
Deferred income taxes	87,075	80,199
Claims, insurance and other	38,855	35,107
Total other liabilities	257,629	172,348
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,450,399 and 25,141,799 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in-capital	241,057	237,846
Deferred compensation trust, 171,927 and 165,971 shares of common stock at cost at June 30, 2017 and December 31, 2016, respectively	(3,469)	(3,190)
Retained earnings	277,387	248,397
Total stockholders’ equity	515,000	483,078
Total liabilities and stockholders’ equity	$940,330	$800,370

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2017 and 2016

(unaudited)

	Second Quarter		Six Months
	2017	2016	2017	2016
	(in thousands, except per share data)
Operating Revenue	$358,160	$311,905	$675,197	$601,816
Operating Expenses:
Salaries, wages and employees’ benefits	196,388	175,924	377,291	346,190
Purchased transportation	22,363	14,315	37,138	26,782
Fuel, operating expenses and supplies	66,092	59,026	130,082	113,066
Operating taxes and licenses	10,875	10,126	21,457	20,166
Claims and insurance	10,426	10,880	19,475	18,961
Depreciation and amortization	22,182	19,740	42,269	36,983
Loss from property disposals, net	116	173	248	363
Total operating expenses	328,442	290,184	627,960	562,511
Operating Income	29,718	21,721	47,237	39,305
Nonoperating Expenses (Income):
Interest expense	1,538	1,264	2,449	2,227
Other, net	90	(36)	188	(43)
Nonoperating expenses, net	1,628	1,228	2,637	2,184
Income Before Income Taxes	28,090	20,493	44,600	37,121
Income Tax Provision	10,487	7,218	15,610	13,271
Net Income	$17,603	$13,275	$28,990	$23,850

Weighted average common shares outstanding – basic	25,501	25,030	25,477	25,014
Weighted average common shares outstanding – diluted	26,000	25,583	25,982	25,560

Basic Earnings Per Share	$0.69	$0.53	$1.14	$0.95
Diluted Earnings Per Share	$0.68	$0.52	$1.12	$0.93

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(unaudited)

	Six Months
	2017	2016 As Adjusted (Note 1)
	(in thousands)
Operating Activities:
Net income	$28,990	$23,850
Noncash items included in net income:
Depreciation and amortization	42,269	36,983
Other, net	14,380	6,351
Changes in operating assets and liabilities, net	(6,322)	(720)
Net cash provided by operating activities	79,317	66,464
Investing Activities:
Acquisition of property and equipment	(127,330)	(102,140)
Proceeds from disposal of property and equipment	923	595
Net cash used in investing activities	(126,407)	(101,545)
Financing Activities:
Repayment of revolving credit agreement	(70,386)	(73,372)
Borrowing of revolving credit agreement	125,400	116,128
Proceeds from stock option exercises	1,288	248
Shares withheld for taxes	(1,211)	(650)
Repayment of senior notes	(3,571)	(3,572)
Repayment of capital leases	(5,570)	(3,465)
Net cash provided by financing activities	45,950	35,317
Net Increase (Decrease) in Cash and Cash Equivalents	(1,140)	236
Cash and cash equivalents, beginning of period	1,539	124
Cash and cash equivalents, end of period	$399	$360

Non Cash Investing Activities
Equipment financed with capital leases	$28,691	$34,683

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2017.

Business

The Company provides regional and interregional less-than-truckload (LTL) services across 38 states through a single integrated organization. While more than 99 percent of its revenue historically has been derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017.  As a result of adoption, $1.1 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in the first six months of 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.1 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Condensed Consolidated Statement of Cash Flows for the first six months of 2017.  The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and to withhold taxes at the minimum statutory rates.  The Company classified $1.2 million in shares withheld for taxes as financing activities for the first six months of 2017. Additionally, the Company reclassified $0.7 million in shares withheld for taxes from operating activities to financing activities for the first six months of 2016. The Company had no other items requiring retrospective treatment under the pronouncement.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  Under the new standard, accessorial fees, such after hours pickup or delivery, that are directly related to freight revenue are likely to continue to be non-distinct services and, thus, be recognized in the same manner as the freight transportation services provided.  The Company will likely change its presentation of its non-asset truckload business from net revenue to gross revenue, and the revenue will likely be recognized on a percentage-of-completion basis going forward as opposed to upon commencement of the services under the current policy.  While the Company is in the process of finalizing its evaluation of its revenue streams and contracts subject to the standard, the Company has not yet quantified the impact of these or selected a transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles.  The new standard is effective for the Company on January 1, 2019.  Early adoption is permitted.  The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of lease assets and liabilities on its balance sheet.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2017	2016	2017	2016
Numerator:
Net income	$17,603	$13,275	$28,990	$23,850
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,501	25,030	25,477	25,014
Effect of dilutive stock options	100	43	108	45
Effect of other common stock equivalents	399	510	397	501
Denominator for diluted earnings per share–adjusted weighted average common shares	26,000	25,583	25,982	25,560

Basic Earnings Per Share	$0.69	$0.53	$1.14	$0.95

Diluted Earnings Per Share	$0.68	$0.52	$1.12	$0.93

For the quarter and six months ended June 30, 2017, options and restricted stock for 204,628 and 226,164 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2016, options and restricted stock for 516,312 and 534,527 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at June 30, 2017.

The Company is subject to legal proceedings that arise in the ordinary course of its business. Management believes that adequate provisions for the resolution of all contingencies, claims and pending litigation have been made for probable and estimable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on the results of operations in a given quarter or annual period.

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2017 and December 31, 2016, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2017 and December 31, 2016 was $148.0 million and $77.6 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $148.4 million and $73.8 million at June 30, 2017 and December 31, 2016, respectively.

(5) Debt and Financing Arrangements

At June 30, 2017 and December 31, 2016, debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Credit Agreement with Banks, described below	$55,014	$—
Senior Notes under a Master Shelf Agreement, described below	3,571	7,143
Capital Leases, described below	89,783	66,661
Total debt	148,368	73,804
Less: current portion of long-term debt	16,669	16,762
Long-term debt, less current portion	$131,699	$57,042

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

At June 30, 2017, the Company had borrowings of $55.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At June 30, 2017 and December 31, 2016, the Company had $3.6 million and $7.1 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $89.8 million and $66.7 million as of June 30, 2017 and December 31, 2016, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rate for the capital leases at June 30, 2017 and December 31, 2016 is 3.03 percent and 2.82 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt instruments are as follows (in thousands):

Amount
2017	$11,391
2018	15,640
2019	15,640
2020	70,654
2021	16,217
Thereafter	27,949
Total	157,491
Less: Amounts Representing Interest on Capital Leases	9,123
Total	$148,368

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

The Company’s operating revenue increased by 14.8 percent in the second quarter of 2017 compared to the same period in 2016.  The increase resulted primarily from increased shipments, tonnage, fuel surcharges and pricing actions, partially offset by the timing of Good Friday.  Expansion into the Northeastern United States and the new Canadian marketing partnership during the second quarter of 2017 were contributing factors in the increased shipments and tonnage.

Consolidated operating income was $29.7 million for the second quarter of 2017 compared to $21.7 million for the second quarter of 2016.  In the second quarter of 2017, LTL shipments and tonnage per workday were up 7.4 percent and 7.1 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.68 in the second quarter of 2017, compared to diluted earnings per share of $0.52 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 91.7 percent in the second quarter of 2017 compared to 93.0 percent in the second quarter of 2016.

The Company had $79.3 million in net cash provided by operating activities in the first six months of 2017 compared with $66.5 million in the same period last year.  The increase is primarily due to an increase in operating income, an increase in non-cash items included in net income and a $1.1 million excess tax benefit from share-based payments for the six months ended June 30, 2017 as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09.  The Company had net cash used in investing activities of $126.4 million during the first six months of 2017 compared to $101.5 million in the first six months of 2016, primarily as a result of higher capital expenditures for revenue equipment and real estate in the first six months of 2017.  The Company’s net cash provided by financing activities was $46.0 million in the first six months of 2017 compared to $35.3 million in the same period last year, primarily due to increased borrowing to fund capital expenditures.  The Company had $55.0 million in borrowings under its revolving credit agreement, outstanding letters of credit of $35.7 million and cash and cash equivalents balance of $0.4 million at June 30, 2017.  The Company also had $3.6 million outstanding in Senior Notes and $89.8 million in obligations under capital leases at June 30, 2017.  The Company was in compliance with the debt covenants under its debt agreements at June 30, 2017.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides regional and interregional less-than-truckload (LTL) services across 38 states through a single integrated organization. While more than 99 percent of its revenue historically has been derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2017 and 2016

(unaudited)

			Percent
			Variance
	2017	2016	'17 v. '16
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$358,160	$311,905	14.8%
Operating Expenses:
Salaries, wages and employees’ benefits	196,388	175,924	11.6
Purchased transportation	22,363	14,315	56.2
Depreciation and amortization	22,182	19,740	12.4
Fuel and other operating expenses	87,509	80,205	9.1
Operating Income	29,718	21,721	36.8
Operating Ratio	91.7%	93.0%	1.3
Nonoperating Expense	1,628	1,228	32.6

Working Capital (as of June 30, 2017 and 2016)	29,929	27,202
Cash Flows provided by Operations (year to date)(1)	79,317	66,464
Net Acquisitions of Property and Equipment (year to date)	126,407	101,545

Saia Motor Freight Operating Statistics:
LTL Tonnage	984	919	7.1
LTL Shipments	1,760	1,639	7.4
LTL Revenue per hundredweight	$16.89	$15.73	7.3

(1)	Reflects the adoption of the FASB ASU 2016-09. See New Accounting Pronouncements Adopted in 2017 below.

Quarter and six months ended June 30, 2017 compared to Quarter and six months ended June 30, 2016

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2017 increased 14.8 percent to $358.2 million primarily as a result of increased tonnage, shipments, fuel surcharges and pricing actions, partially offset by the timing of Good Friday.  Expansion into the Northeastern United States and the new Canadian marketing partnership during the second quarter of 2017 were contributing factors in the increased shipments and tonnage.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.3 percent to $16.89 per hundredweight for the second quarter of 2017 as a result of increased rates and fuel surcharges.  For the second quarter of 2017, Saia’s LTL tonnage increased 7.1 percent to 1.0 million tons, and LTL shipments increased 7.4 percent to 1.8 million shipments.  Approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For customers subject to a general rate increase, on October 3, 2016, Saia implemented a 4.9 percent general rate increase for customers comprising this 20 to 25 percent of operating revenue.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increase in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective January 18, 2016 to better align with its competitors. Fuel surcharge revenue increased to 11.1 percent of operating revenue for the quarter ended June 30, 2017 compared to 9.7 percent for the quarter ended June 30, 2016, as a result of increases in the cost of fuel.

For the six months ended June 30, 2017, operating revenues were $675.2 million, up 12.2 percent from $601.8 million for the six months ended June 30, 2016, primarily due to increased tonnage, shipments, fuel surcharges and pricing actions.  Fuel surcharge revenue increased to 11.1 percent of operating revenue for the six months ended June 30, 2017 compared to 9.2 percent for the six months ended June 30, 2016, as a result of increased fuel prices.

Operating expenses and margin

Consolidated operating income was $29.7 million in the second quarter of 2017 compared to $21.7 million in the prior year quarter.  Overall, the operations were favorably impacted in the second quarter of 2017 by higher tonnage, shipments, fuel surcharge and yield, which were offset by higher fuel and purchase transportation costs, salary and wage increases, increased depreciation expense, increased bad debt expense and costs associated with expansion into the Northeastern United States.  The second quarter of 2017 operating ratio (operating expenses divided by operating revenue) was 91.7 percent compared to 93.0 percent for the same period in 2016.

Salaries, wages and benefits increased $20.5 million in the second quarter of 2017 compared to the second quarter of 2016 largely due to higher wages associated with increased headcount in the second quarter of 2017, a wage increase in July 2016 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $7.1 million in the second quarter of 2017 compared to the prior year quarter largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the expansion in the Northeastern United States, partially offset by improved fuel efficiency.  During the second quarter of 2017, claims and insurance expense was $0.5 million lower than the previous year quarter primarily due to decreased development on older claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation increased $8.0 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to an increase in utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul in the second quarter of 2017.

For the six months ended June 30, 2017, consolidated operating income was $47.2 million, up 20.2 percent compared to $39.3 million for the six months ended June 30, 2016.

Salaries, wages and benefits increased $31.1 million during the first six months of 2017 compared to the same period last year largely due to increased wages associated with increased headcount in the first six months of 2017 and a wage increase in July 2016 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $17.0 million during the first six months of 2017 compared to the same period last year largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the expansion in the Northeastern United States, partially offset by improved fuel efficiency and lower maintenance costs resulting from a newer fleet and increased internal maintenance asset utilization.  During the first six months of 2017, claims and insurance expense was $0.5 million higher than the same period last year primarily due to higher insurance premiums and increased accident frequency, partially offset by decreased cargo claims. Purchased transportation increased $10.4 million compared to the first six months of 2016 primarily due to an increase in utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul in the first six months of 2017.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the second quarter of 2017 was $0.3 million higher than the second quarter of 2016 due to increased average borrowings in the second quarter of 2017.  Interest expense in the first six months of 2017 was $0.2 million higher than the first six months of 2016 due to increased average borrowings in the first six months of 2017.

The effective tax rate was 37.3 percent and 35.2 percent for the quarters ended June 30, 2017 and June 30, 2016, respectively.  The increase in the second quarter tax rate in 2017 is primarily a result of legislation surrounding alternative fuel tax credits that impacted the second quarter of 2016 but not the second quarter of 2017.  For the six months ended June 30, 2017, the effective tax rate was 35.0 percent compared to 35.8 percent for the six months ended June 30, 2016.  The decrease in the six month tax rate in 2017 is primarily a result of excess tax benefits from stock activity recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017, partially offset by legislation surrounding alternative fuel tax credits that impacted the first six months of 2016 but not the first six months of 2017.

Net income was $17.6 million, or $0.68 per diluted share, in the second quarter of 2017 compared to net income of $13.3 million, or $0.52 per diluted share, in the second quarter of 2016.  Net income was $29.0 million, or $1.12 per diluted share, for the first six months of 2017 compared to net income of $23.9 million, or $0.93 per diluted share, for the first six months of 2016.

Working capital/capital expenditures

Working capital at June 30, 2017 was $29.9 million, which increased from working capital at June 30, 2016 of $27.2 million.

Current assets at June 30, 2017 increased by $25.5 million as compared to June 30, 2016 and includes an increase in accounts receivable of $24.7 million, partially offset by a decrease in prepaid expenses and other.  Current liabilities increased by $22.8 million at June 30, 2017 compared to June 30, 2016 largely due to increases in accounts payable, accrued wages, vacation and employee benefits and claims and insurance accruals.  Cash flows provided by operating activities were $79.3 million for the six months ended June 30, 2017 versus $66.5 million for the six months ended June 30, 2016.  For the six months ended June 30, 2017, net cash used in investing activities was $126.4 million versus $101.5 million in the same period last year, a $24.9 million increase.  This increase resulted primarily from higher capital expenditures for revenue equipment and real estate.  For the six months ended June 30, 2017, net cash provided by financing activities was $46.0 million compared to $35.3 million in the same period last year, as a result of increased borrowing to fund capital expenditures.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  On July 17, 2017, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 1, 2017, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $16 million annually, and the Company anticipates the impact will be partially offset by continued productivity and efficiency gains.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017.  As a result of adoption, $1.1 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in the first six months of 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.1 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Condensed Consolidated Statements of Cash Flows for the first six months of 2017.  The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and to withhold taxes at the minimum statutory rates. The Company classified $1.2 million in shares withheld for taxes as financing activities for the first six months of 2017. Additionally, the Company reclassified $0.7 million in shares withheld for taxes from operating activities to financing activities for the first six months of 2016.  The Company had no other items requiring retrospective treatment under the pronouncement.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the

FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  Under the new standard, accessorial fees, such after hours pickup or delivery, that are directly related to freight revenue are likely to continue to be non-distinct services and, thus, be recognized in the same manner as the freight transportation services provided.  The Company will likely change its presentation of its non-asset truckload business from net revenue to gross revenue, and the revenue will likely be recognized on a percentage-of-completion basis going forward as opposed to upon commencement of the services under the current policy.  While the Company is in the process of finalizing its evaluation of its revenue streams and contracts subject to the standard, the Company has not yet quantified the impact of these or selected a transition method.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles.  The new standard is effective for the Company on January 1, 2019.  Early adoption is permitted.  The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of lease assets and liabilities on its balance sheet.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs.  The Company is also a party to a long-term note agreement (the Restated Master Shelf Agreement).  The Company has pledged certain land and structures, tractors, trailers and other personal property and accounts receivable to secure indebtedness under both agreements.

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

At June 30, 2017, the Company had borrowings of $55.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At June 30, 2017 and December 31, 2016, the Company had $3.6 million and $7.1 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $89.8 million and $66.7 million as of June 30, 2017 and December 31, 2016, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at June 30, 2017 and December 31, 2016 are 3.03 percent and 2.82 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $146.4 million, as adjusted for the adoption of ASU No. 2016-09, for the year ended December 31, 2016, while net cash used in investing activities was $117.7 million.  Cash flows provided by operating activities were $79.3 million for the six months ended June 30, 2017, $12.8 million higher than the first six months of the prior year. The increase is due to an increase in operating income, working capital fluctuations and an increase in non-cash items included in net income.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At June 30, 2017, the Company had $161.1 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at June 30, 2017.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2017 are approximately $225 million, inclusive of equipment acquired using capital leases. This represents an approximately $73 million increase from 2016 net capital expenditures of $152 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2017 capital expenditures include a normal annual level of revenue equipment replacement and continued investment in technology for our current operations, in addition to investments in land and structures, revenue equipment and technology to facilitate our geographic expansion into the Northeastern United States. Approximately $19.8 million of the 2017 remaining capital budget was committed as of June 30, 2017. Net capital expenditures were $155.1 million in the first six months of 2017, inclusive of equipment acquired using capital leases.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.5 million for the remainder of 2017 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2017.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2017 (in millions):

	Payments due by year
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$55.0	$—	$—	$55.0
Long-term debt (1)	3.6	—	—	—	—	—	3.6
Leases:
Capital Leases (1)	7.8	15.6	15.6	15.7	16.2	28.0	98.9
Operating leases	9.3	17.2	14.2	11.0	9.2	33.0	93.9
Purchase obligations (2)	20.8	0.8	—	—	—	—	21.6
Total contractual obligations	$41.5	$33.6	$29.8	$81.7	$25.4	$61.0	$273.0

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $20.6 million for capital expenditures.

	Amount of commitment expiration by year
	2017	2018	2019	2020	2021	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$161.1	$—	$—	$161.1
Letters of credit	—	35.7	—	—	—	—	35.7
Surety bonds	2.5	34.9	—	—	—	—	37.4
Total commercial commitments	$2.5	$70.6	$—	$161.1	$—	$—	$234.2

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of June 30, 2017.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At June 30, 2017, the Company has $75.0 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2017.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$10.1	$13.3	$13.7	$14.2	$15.1	$27.0	$93.4	$93.0
Average interest rate	3.2%	3.0%	3.0%	3.0%	3.0%	3.0%
Variable rate debt	$—	$—	$—	$55.0	$—	$—	$55.0	$55.0
Average interest rate	—	—	—	2.4%	—	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2017 through
April 30, 2017	920	(2)	$42.38	(2)	—	$—
May 1, 2017 through
May 31, 2017	3,000	(3)	$43.37	(3)	—	—
June 1, 2017 through
June 30, 2017	—	(4)	$—	(4)	—	—
Total	3,920				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 960 shares of Saia stock at an average price of $47.67 per share on the open market during the period of April 1, 2017 through April 30, 2017.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2017 through May 31, 2017.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 940 shares of Saia stock at an average price of $49.32 per share on the open market during the period of June 1, 2017 through June 30, 2017.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 28, 2017	/s/ Frederick J. Holzgrefe, III
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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

E-1