Form 10-Q
period 2017-09-30
SAIA INC
filed 2017-10-27
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 27, 2017
Common Stock, par value $.001 per share	25,490,381

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2017	December 31, 2016
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$81	$1,539
Accounts receivable, net	172,119	135,083
Prepaid expenses and other	28,399	29,857
Total current assets	200,599	166,479
Property and Equipment, at cost	1,260,856	1,101,946
Less-accumulated depreciation	538,065	497,827
Net property and equipment	722,791	604,119
Goodwill and Identifiable Intangibles, net	24,368	25,398
Other Noncurrent Assets	4,961	4,374
Total assets	$952,719	$800,370
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$63,742	$45,149
Wages, vacation and employees’ benefits	44,140	31,700
Claims and insurance accruals	37,704	33,047
Other current liabilities	20,841	18,286
Current portion of long-term debt	17,072	16,762
Total current liabilities	183,499	144,944
Other Liabilities:
Long-term debt, less current portion	110,161	57,042
Deferred income taxes	90,064	80,199
Claims, insurance and other	37,242	35,107
Total other liabilities	237,467	172,348
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,490,381 and 25,322,701 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	25	25
Additional paid-in-capital	243,382	237,846
Deferred compensation trust, 170,900 and 166,807 shares of common stock at cost at September 30, 2017 and December 31, 2016, respectively	(3,448)	(3,190)
Retained earnings	291,794	248,397
Total stockholders’ equity	531,753	483,078
Total liabilities and stockholders’ equity	$952,719	$800,370

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2017 and 2016

(unaudited)

	Third Quarter		Nine Months
	2017	2016	2017	2016
	(in thousands, except per share data)
Operating Revenue	$350,062	$316,442	$1,025,259	$918,258
Operating Expenses:
Salaries, wages and employees’ benefits	194,920	178,687	572,211	524,877
Purchased transportation	23,074	15,657	60,212	42,439
Fuel, operating expenses and supplies	66,679	59,345	196,761	172,411
Operating taxes and licenses	10,631	10,061	32,088	30,227
Claims and insurance	8,535	9,988	28,010	28,949
Depreciation and amortization	22,338	19,927	64,607	56,910
Loss (gain) from property disposals, net	(717)	133	(469)	496
Total operating expenses	325,460	293,798	953,420	856,309
Operating Income	24,602	22,644	71,839	61,949
Nonoperating Expenses (Income):
Interest expense	1,313	1,183	3,762	3,410
Other, net	(131)	(104)	57	(147)
Nonoperating expenses, net	1,182	1,079	3,819	3,263
Income Before Income Taxes	23,420	21,565	68,020	58,686
Income Tax Provision	9,013	7,739	24,623	21,010
Net Income	$14,407	$13,826	$43,397	$37,676

Weighted average common shares outstanding – basic	25,527	25,038	25,494	25,022
Weighted average common shares outstanding – diluted	26,113	25,658	26,050	25,625

Basic Earnings Per Share	$0.56	$0.55	$1.70	$1.51
Diluted Earnings Per Share	$0.55	$0.54	$1.67	$1.47

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(unaudited)

	Nine Months
	2017	2016 As Adjusted (Note 1)
	(in thousands)
Operating Activities:
Net income	$43,397	$37,676
Noncash items included in net income:
Depreciation and amortization	64,607	56,910
Other, net	18,812	8,908
Changes in operating assets and liabilities, net	921	14,815
Net cash provided by operating activities	127,737	118,309
Investing Activities:
Acquisition of property and equipment	(155,676)	(108,871)
Proceeds from disposal of property and equipment	3,090	1,046
Net cash used in investing activities	(152,586)	(107,825)
Financing Activities:
Repayment of revolving credit agreement	(159,102)	(143,298)
Borrowing of revolving credit agreement	193,601	143,263
Proceeds from stock option exercises	2,531	248
Shares withheld for taxes	(1,249)	(650)
Repayment of senior notes	(3,571)	(3,571)
Repayment of capital leases	(8,819)	(5,811)
Net cash provided by (used in) financing activities	23,391	(9,819)
Net Increase (Decrease) in Cash and Cash Equivalents	(1,458)	665
Cash and cash equivalents, beginning of period	1,539	124
Cash and cash equivalents, end of period	$81	$789

Non Cash Investing Activities
Equipment financed with capital leases	$31,320	$34,683

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2017.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017.  As a result of adoption, $1.3 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in the first nine months of 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.3 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Condensed Consolidated Statement of Cash Flows for the first nine months of 2017.  The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and to withhold taxes at the minimum statutory rates.  The Company classified $1.2 million in shares withheld for taxes as financing activities for the first nine months of 2017. Additionally, the Company reclassified $0.7 million in shares withheld for taxes from operating activities to financing activities for the first nine months of 2016. The Company had no other items requiring retrospective treatment under the pronouncement.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  Under the new standard, accessorial fees, such after hours pickup or delivery, that are directly related to freight revenue will continue to be non-distinct services and, thus, be recognized in the same manner as the freight transportation services provided.  The Company will change its presentation of its non-asset truckload business from net revenue to gross revenue, and the revenue will be recognized on a percentage-of-completion basis going forward as opposed to upon commencement of the services under the current policy.  While the Company has completed its evaluation of its revenue streams and contracts subject to the standard and will adopt the new standard retrospectively, the Company has not yet quantified the impact of the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles.  The new standard is effective for the Company on January 1, 2019.  Early adoption is permitted.  The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of lease assets and liabilities on its consolidated balance sheet.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2017	2016	2017	2016
Numerator:
Net income	$14,407	$13,826	$43,397	$37,676
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,527	25,038	25,494	25,022
Effect of dilutive stock options	152	52	124	46
Effect of other common stock equivalents	434	568	432	557
Denominator for diluted earnings per share–adjusted weighted average common shares	26,113	25,658	26,050	25,625

Basic Earnings Per Share	$0.56	$0.55	$1.70	$1.51

Diluted Earnings Per Share	$0.55	$0.54	$1.67	$1.47

For the quarter and nine months ended September 30, 2017, options and restricted stock for 63,104 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and nine months ended September 30, 2016, options and restricted stock for 402,770 and 516,312 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2017.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2017 and December 31, 2016, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2017 and December 31, 2016 was $126.9 million and $77.6 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $127.2 million and $73.8 million at September 30, 2017 and December 31, 2016, respectively.

(5) Debt and Financing Arrangements

At September 30, 2017 and December 31, 2016, debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Credit Agreement with Banks, described below	$34,499	$—
Senior Notes under a Master Shelf Agreement, described below	3,571	7,143
Capital Leases, described below	89,163	66,661
Total debt	127,233	73,804
Less: current portion of long-term debt	17,072	16,762
Long-term debt, less current portion	$110,161	$57,042

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

At September 30, 2017, the Company had borrowings of $34.5 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including future capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At September 30, 2017 and December 31, 2016, the Company had $3.6 million and $7.1 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $89.2 million and $66.7 million as of September 30, 2017 and December 31, 2016, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rate for the capital leases at September 30, 2017 and December 31, 2016 is 3.04 percent and 2.82 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt instruments are as follows (in thousands):

Amount
2017	$7,578
2018	16,029
2019	16,029
2020	50,529
2021	16,607
Thereafter	29,270
Total	136,042
Less: Amounts Representing Interest on Capital Leases	8,809
Total	$127,233

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy.  The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States.  The Company’s business is labor intensive, capital intensive and service sensitive.  The Company looks for opportunities to improve cost effectiveness, safety and asset utilization.  Pricing initiatives have had a positive impact on yield and profitability.  The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and customer service.

The Company’s operating revenue increased by 10.6 percent in the third quarter of 2017 compared to the same period in 2016.  The increase resulted primarily from increased shipments, tonnage, fuel surcharges and pricing actions, including a 4.9 percent general rate increase taken July 17, 2017, partially offset by the timing of the 4th of July holiday, impacts of named hurricanes Harvey and Irma and one less workday in the quarter.  Expansion into the Northeastern United States and the new Canadian marketing partnership during the second quarter of 2017 were contributing factors in the increased shipments and tonnage.

Consolidated operating income was $24.6 million for the third quarter of 2017 compared to $22.6 million for the third quarter of 2016.  In the third quarter of 2017, LTL shipments and tonnage per workday were up 3.1 percent and 3.6 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.55 in the third quarter of 2017, compared to diluted earnings per share of $0.54 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 93.0 percent in the third quarter of 2017 compared to 92.8 percent in the third quarter of 2016.

The Company had $127.7 million in net cash provided by operating activities in the first nine months of 2017 compared with $118.3 million in the same period last year.  The increase is primarily due to increases in operating income and depreciation and amortization expense and a $1.3 million excess tax benefit from share-based payments for the nine months ended September 30, 2017 as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09.  The Company had net cash used in investing activities of $152.6 million during the first nine months of 2017 compared to $107.8 million in the first nine months of 2016, primarily as a result of higher capital expenditures for revenue equipment and real estate in the first nine months of 2017.  The Company’s net cash provided by financing activities was $23.4 million in the first nine months of 2017 compared to $9.8 million net cash used in financing activities during the same period last year, primarily due to increased borrowing to fund capital expenditures.  The Company had $34.5 million in borrowings under its revolving credit agreement, outstanding letters of credit of $35.7 million and cash and cash equivalents balance of $0.1 million at September 30, 2017.  The Company also had $3.6 million outstanding in Senior Notes and $89.2 million in obligations under capital leases at September 30, 2017.  The Company was in compliance with the debt covenants under its debt agreements at September 30, 2017.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2017 and 2016

(unaudited)

			Percent
			Variance
	2017	2016	'17 v. '16
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$350,062	$316,442	10.6%
Operating Expenses:
Salaries, wages and employees’ benefits	194,920	178,687	9.1
Purchased transportation	23,074	15,657	47.4
Depreciation and amortization	22,338	19,927	12.1
Fuel and other operating expenses	85,128	79,527	7.0
Operating Income	24,602	22,644	8.6
Operating Ratio	93.0%	92.8%	(0.2)
Nonoperating Expense	1,182	1,079	9.5

Working Capital (as of September 30, 2017 and 2016)	17,100	13,001
Cash Flows provided by Operations (year to date)(1)	127,737	118,309
Net Acquisitions of Property and Equipment (year to date)	152,586	107,825

Saia Motor Freight Operating Statistics:
LTL Tonnage	931	913	2.0
LTL Shipments	1,662	1,638	1.5
LTL Revenue per hundredweight	$17.36	$16.08	8.0

(1)	Reflects the adoption of the FASB ASU 2016-09. See Accounting Pronouncements Adopted in 2017 below.

Quarter and nine months ended September 30, 2017 compared to Quarter and nine months ended September 30, 2016

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2017 increased 10.6 percent to $350.1 million primarily as a result of increased tonnage, shipments, fuel surcharges and pricing actions, partially offset by the timing of the 4th of July holiday, impacts of hurricanes and one less workday in the quarter.  Expansion into the Northeastern United States and the new Canadian marketing partnership during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in the third quarter of 2017.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 8.0 percent to $17.36 per hundredweight for the third quarter of 2017 as a result of increased rates and fuel surcharges.  For the third quarter of 2017, Saia’s LTL tonnage increased 3.6 percent per workday to 0.9 million tons, and LTL shipments increased 3.1 percent per workday to 1.7 million shipments.  Approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on July 17, 2017 and October 3, 2016, Saia implemented a 4.9 percent general rate increase.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.

The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increase in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective January 18, 2016 to better align with its competitors. Fuel surcharge revenue increased to 11.3 percent of operating revenue for the quarter ended September 30, 2017 compared to 10.2 percent for the quarter ended September 30, 2016, as a result of increases in the cost of fuel.

For the nine months ended September 30, 2017, operating revenues were $1,025.3 million, up 11.7 percent from $918.3 million for the nine months ended September 30, 2016, primarily due to increased tonnage, shipments, fuel surcharges and pricing actions, partially offset by one less workday in the period.  Fuel surcharge revenue increased to 11.2 percent of operating revenue for the nine months ended September 30, 2017 compared to 9.5 percent for the nine months ended September 30, 2016, as a result of increased fuel prices.

Operating expenses and margin

Consolidated operating income was $24.6 million in the third quarter of 2017 compared to $22.6 million in the prior year quarter.  Overall, the operations were favorably impacted in the third quarter of 2017 by higher tonnage, shipments, fuel surcharge and yield, which were offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with expansion into the Northeastern United States.  The third quarter of 2017 operating ratio (operating expenses divided by operating revenue) was 93.0 percent compared to 92.8 percent for the same period in 2016.

Salaries, wages and benefits increased $16.2 million in the third quarter of 2017 compared to the third quarter of 2016 largely due to higher wages associated with increased headcount in the third quarter of 2017, a wage increase in July 2017 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $7.3 million in the third quarter of 2017 compared to the prior year quarter largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the expansion in the Northeastern United States, partially offset by improved fuel efficiency.  During the third quarter of 2017, claims and insurance expense was $1.5 million lower than the previous year quarter primarily due to decreased accident frequency and severity along with decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation increased $7.4 million in the third quarter of 2017 compared to the third quarter of 2016 primarily due to an increase in utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul in the third quarter of 2017.

For the nine months ended September 30, 2017, consolidated operating income was $71.8 million, up 16.0 percent compared to $61.9 million for the nine months ended September 30, 2016.

Salaries, wages and benefits increased $47.3 million during the first nine months of 2017 compared to the same period last year largely due to increased wages associated with increased headcount in the first nine months of 2017 and a wage increase in July 2017 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $24.4 million during the first nine months of 2017 compared to the same period last year largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the expansion in the Northeastern United States, partially offset by improved fuel efficiency and lower maintenance costs resulting from a newer fleet and increased internal maintenance asset utilization.  During the first nine months of 2017, claims and insurance expense was $0.9 million lower than the same period last year primarily due to decreased development on older claims and decreased cargo claims. Purchased transportation increased $17.8 million compared to the first nine months of 2016 primarily due to an increase in utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul in the first nine months of 2017.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the third quarter of 2017 was $0.1 million higher than the third quarter of 2016 due to increased average borrowings in the third quarter of 2017.  Interest expense in the first nine months of 2017 was $0.4 million higher than the first nine months of 2016 due to increased average borrowings in the first nine months of 2017.

The effective tax rate was 38.5 percent and 35.9 percent for the quarters ended September 30, 2017 and 2016, respectively.  The increase in the third quarter tax rate in 2017 is primarily a result of legislation surrounding alternative fuel tax credits that impacted the third quarter of 2016 but not the third quarter of 2017.  For the nine months ended September 30, 2017, the effective tax rate was 36.2 percent compared to 35.8 percent for the nine months ended September 30, 2016.  The increase in the nine month tax rate in 2017 is primarily a result of legislation surrounding alternative fuel tax credits that impacted the first nine months of 2016 but not the first nine months of 2017, partially offset by excess tax benefits from stock activity recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017.

Net income was $14.4 million, or $0.55 per diluted share, in the third quarter of 2017 compared to net income of $13.8 million, or $0.54 per diluted share, in the third quarter of 2016.  Net income was $43.4 million, or $1.67 per diluted share, for the first nine months of 2017 compared to net income of $37.7 million, or $1.47 per diluted share, for the first nine months of 2016.

Working capital/capital expenditures

Working capital at September 30, 2017 was $17.1 million, which increased from working capital at September 30, 2016 of $13.0 million.

Current assets at September 30, 2017 increased by $34.2 million as compared to September 30, 2016 and includes an increase in accounts receivable of $28.7 million along with an increase in prepaid expenses and other.  Current liabilities increased by $30.1 million at September 30, 2017 compared to September 30, 2016 largely due to increases in accounts payable, accrued wages, vacation and employee benefits and claims and insurance accruals.  Cash flows provided by operating activities were $127.7 million for the nine months ended September 30, 2017 versus $118.3 million for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, net cash used in investing activities was $152.6 million versus $107.8 million in the same period last year, a $44.8 million increase.  This increase resulted primarily from higher capital expenditures for revenue equipment and real estate.  For the nine months ended September 30, 2017, net cash provided by financing activities was $23.4 million compared to $9.8 million net cash used in financing activities during the same period last year, as a result of increased borrowing to fund capital expenditures.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017.  As a result of adoption, $1.3 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in the first nine months of 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.3 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Condensed Consolidated Statements of Cash Flows for the first nine months of 2017.  The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and to withhold taxes at the minimum statutory rates. The Company classified $1.2 million in shares withheld for taxes as financing activities for the first nine months of 2017. Additionally, the Company reclassified $0.7 million in shares withheld for taxes from operating activities to financing activities for the first nine months of 2016.  The Company had no other items requiring retrospective treatment under the pronouncement.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective.  In July 2015, the FASB updated ASU No. 2014-09 to defer the effective date by one year.  The new standard is effective for the Company on January 1, 2018, at which point the Company plans to adopt this standard.  The standard permits the use of either the retrospective or cumulative effect transition method.  Under the new standard, accessorial fees, such after hours pickup or delivery, that are directly related to freight revenue will continue to be non-distinct services and, thus, be recognized in the same manner as the freight transportation services provided.  The Company will change its presentation of its non-asset truckload business from net revenue to gross revenue, and the revenue will be recognized on a percentage-of-completion basis going forward as opposed to upon commencement of the services under the current policy.  While the Company has completed its evaluation of its revenue streams and contracts subject to the standard and will adopt the new standard restrospectively, the Company has not yet quantified the impact of the standard.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles.  The new standard is effective for the Company on January 1, 2019.  Early adoption is permitted.  The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has not completed its evaluation of the effect of the standard on its ongoing financial reporting, it believes the most significant changes relate to the recognition of lease assets and liabilities on its consolidated balance sheet.

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

At September 30, 2017, the Company had borrowings of $34.5 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes has a fixed interest rate of 6.14 percent.  The January 2008 issuance of $25 million Senior Notes has a fixed interest rate of 6.17 percent.  Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments due January 1, 2018.  Under the terms of the Senior Notes, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provide for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, as defined in the Senior Notes.  At September 30, 2017 and December 31, 2016, the Company had $3.6 million and $7.1 million, respectively, in Senior Notes outstanding.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $89.2 million and $66.7 million as of September 30, 2017 and December 31, 2016, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at September 30, 2017 and December 31, 2016 are 3.04 percent and 2.82 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $146.4 million, as adjusted for the adoption of ASU No. 2016-09, for the year ended December 31, 2016, while net cash used in investing activities was $117.7 million.  Cash flows provided by operating activities were $127.7 million for the nine months ended September 30, 2017, $9.4 million higher than the first nine months of the prior year. The increase is due to increases in operating income and depreciation and amortization expense and a $1.3 million excess tax benefit from share-based payments for the nine months ended September 30, 2017 as a result of the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At September 30, 2017, the Company had $181.6 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at September 30, 2017.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2017 are approximately $230 million, inclusive of equipment acquired using capital leases. This represents an approximately $78 million increase from 2016 net capital expenditures of $152 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2017 capital expenditures include a normal annual level of revenue equipment replacement and continued investment in technology for our current operations, in addition to investments in land and structures, revenue equipment and technology to facilitate our geographic expansion into the Northeastern United States. Approximately $18.3 million of the 2017 remaining capital budget was committed as of September 30, 2017. Net capital expenditures were $183.9 million in the first nine months of 2017, inclusive of equipment acquired using capital leases.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.2 million for the remainder of 2017 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2017.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2017 (in millions):

	Payments due by year
	2017	2018	2019	2020	2021	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$34.5	$—	$—	$34.5
Long-term debt (1)	3.6	—	—	—	—	—	3.6
Leases:
Capital Leases (1)	4.0	16.0	16.0	16.0	16.6	29.4	98.0
Operating leases	4.6	17.6	14.8	11.6	9.4	33.2	91.2
Purchase obligations (2)	19.1	9.8	—	—	—	—	28.9
Total contractual obligations	$31.3	$43.4	$30.8	$62.1	$26.0	$62.6	$256.2

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $28.1 million for capital expenditures.

	Amount of commitment expiration by year
	2017	2018	2019	2020	2021	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$181.6	$—	$—	$181.6
Letters of credit	—	35.7	—	—	—	—	35.7
Surety bonds	0.4	37.1	—	—	—	—	37.5
Total commercial commitments	$0.4	$72.8	$—	$181.6	$—	$—	$254.8

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of September 30, 2017.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At September 30, 2017, the Company has $73.5 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2017.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2017
	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Fixed rate debt	$6.9	$13.6	$14.0	$14.4	$15.5	$28.3	$92.7	$92.4
Average interest rate	3.2%	3.0%	3.0%	3.0%	3.0%	3.0%
Variable rate debt	$—	$—	$—	$34.5	$—	$—	$34.5	$34.5
Average interest rate	—	—	—	2.5%	—	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2017 through
July 31, 2017	—	(2)	$—	(2)	—	$—
August 1, 2017 through
August 31, 2017	—	(3)	$—	(3)	—	—
September 1, 2017 through
September 30, 2017	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2017 through July 31, 2017.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 37 shares of Saia stock at an average price of $52.15 per share on the open market during the period of August 1, 2017 through August 31, 2017.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 990 shares of Saia stock at an average price of $57.33 per share on the open market during the period of September 1, 2017 through September 30, 2017.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2017 and 2016 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 27, 2017	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
Executive Vice President and
Chief Financial Officer