Form 10-K
period 2017-12-31
SAIA INC
filed 2018-02-22
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq Global Select Market

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

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,305,605,443 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 21, 2018 was 25,676,455.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2017, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 26, 2018, have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 99% of our revenue historically has been derived from transporting LTL shipments across 39 states, we also offer customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

None of our approximately 9,800 employees is represented by a union. In 2017, Saia generated revenue of $1.38 billion and operating income of $94.7 million. In 2016, Saia generated revenue of $1.22 billion and operating income of $79.1 million.

Saia LTL Freight

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight) is a leading LTL carrier that serves 39 states in the South, Southwest, Midwest, Pacific Northwest, West and portions of the Northeast, where the Company plans to expand its footprint. Saia LTL Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds, but also provides truckload services.

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

As of December 31, 2017, Saia LTL Freight operated a network comprised of 157 owned and leased facilities, including three general offices. In 2017, the average Saia LTL Freight shipment weighed approximately 1,113 pounds and traveled an average distance of approximately 811 miles.

Industry

The trucking industry consists of three segments: private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier groups, truckload and LTL, are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds. Saia is primarily an LTL carrier.

LTL carriers typically pickup numerous shipments, generally ranging from 100 to 10,000 pounds, and consolidate them at carrier-operated service facilities within a certain radius and then transport the shipments from the origin facility to the carrier-operated destination facility and then deliver the shipments to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•	Regional — Average shipment distance is typically less than 1,200 miles with a focus on one- and two-day markets. Regional transportation companies can move shipments directly from the originating facility to their respective destination facility which increases service reliability and avoids costs associated with intermediate handling.
•	Interregional — Average shipment distance is usually between 1,200 and 1,500 miles with a focus on serving two- and three-day markets.
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

Throughout the years, there has been a blurring of the three subgroups as individual companies are increasingly serving multiple markets. Today, Saia LTL Freight, as well the vast majority of the LTL capacity, services all three subgroups.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling. Although a full truckload can weigh over 40,000 pounds, it is common for truckload carriers to haul two or three shipments exceeding 10,000 pounds each at one time making multiple delivery stops.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload carriers is typically lower and more variable relative to LTL carriers. However, the lack of a network subjects their drivers to extended periods away from home thus resulting in higher driver turnover and periodic driver shortages. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology, infrastructure and some limited facilities. Saia LTL Freight may participate in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia’s sales representatives also sell truckload and expedited offerings of its non-asset operations.

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 27,000 shipments per day, each of which has a shipper and consignee, and sometimes a third party payor, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players in the national and regional markets. Driver turnover in the LTL sector is low relative to the truckload sector, although LTL carriers can also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. Saia integrated WestEx and Action Express in 2001, Clark Bros. in 2004, The Connection in 2006 and Madison Freight Systems in 2007. In 2012, Saia acquired Robart Transportation, Inc. and its subsidiary, The RL Services Group, LLC (the Robart Companies) which provide customers with non-asset truckload and logistics solutions. In 2012, the Company rebranded Robart Transportation, Inc. as Saia TL Plus, LLC (Saia TL Plus) and The RL Services Group, LLC as Saia Logistics Services, LLC (Saia Logistics Services). In 2015, Saia acquired LinkEx, Inc. (LinkEx), a diversified, non-asset, third party logistics provider based in Dallas, Texas. The acquisition of LinkEx grew the Company’s existing portfolio of non-asset services. See Note 11 of the accompanying audited consolidated financial statements for further information on the acquisition of LinkEx.

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

Continue to focus on delivering best-in-class service.

The foundation of Saia’s growth strategy is consistent delivery of high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.

Continue to focus on improving operating efficiencies.

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

Expand geographic footprint.

While our immediate priority is to improve profitability in our existing geography, we plan to further pursue geographic expansion into portions of the Northeastern United States to promote profitable growth and improve our customer value proposition over time. Not only do we plan to invest in new terminals and equipment, but we intend to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new market.

In addition to direct expansion through opening of new facilities, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity. Management believes integration of acquisitions is a core competency, and it has developed a repeatable process from its successful experience, including Saia’s integration of WestEx, Action Express, Clark Bros., the Connection and Madison Freight. Collectively, these integrations increased Saia’s footprint from 12 to 34 states.

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

Saia focuses primarily on regional and interregional business and operates in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and operational facilities associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. Saia also competes with small package carriers, final mile delivery services, railroads and air freight carriers.

Regulation

Over the past 38 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal and state governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, fuel efficiency and emissions standards, and the transportation and handling of hazardous materials.

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

Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules including hours of service regulations that limit the maximum number of hours a driver may be on duty between mandatory off-duty hours.  Our operations were adjusted to comply with these rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

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

The FMCSA issued a final rule requiring electronic driver logs be monitored by Electronic Log Devices (ELDs) for many in-state-only drivers and most interstate commercial motor vehicle drivers by no later than December 18, 2017. Drivers who voluntarily used a compliant automatic on-board recording device by the December 18, 2017, deadline were “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard.

In 2016, the FMCSA and the National Highway Traffic Safety Administration (NHTSA) proposed regulations that would require vehicles of a certain size to be equipped with a speed limiting device set to a specified speed. There can be no guarantee as to whether a final rule requiring speed limiting devices will be implemented, and if implemented, no assurance as to the nature of any such rule and its impact on our fleet and operations. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we expect that all our tractors will have the necessary on-board technology systems in place to capture this data by the time the regulations take effect.

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

Additional Information

Saia has a website that is located at www.saia.com. Saia makes available, free of charge through its website, all filings with the Securities and Exchange Commission (SEC) as soon as reasonably practicable after making such filings with the SEC.

Executive Officers of the Registrant

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	56

President and Chief Executive Officer of Saia, Inc. since January 1, 2007, having served as President of Saia, Inc. since July 2006. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Frederick J. Holzgrefe, III	50

Executive Vice President and Chief Financial Officer of Saia, Inc. since September 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development and Vice President and Chief Financial Officer for Golden Peanut Company.

Raymond R. Ramu	49

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 having served as Vice President of Sales - East from April 2007 to May 2015.

Craig A. Thompson	45

Executive Vice President Operations of Saia, Inc. since August 2017 and Vice President of Eastern Operations for Saia LTL Freight from April 2015 until August 2017. Prior to joining Saia, Mr. Thompson was Vice President of Midwest Operations for FedEx Freight, Inc.

T. Michelle Richard	43	Vice President of Human Resources of Saia, Inc. since November 2014. Prior to joining Saia, Ms. Richard was Assistant General Counsel and Director of Human Resources for Wal-Mart Stores, Inc.

Stephanie R. Maschmeier	45	Controller of Saia, Inc. since October 2007. Mrs. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

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

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, the results of operations, liquidity and cash flows, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions and/or a disruption of financial markets. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services.

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
•

disruptive technologies, including driverless trucks, electric vehicles, alternative fuels and software applications to monitor supply and demand may significantly alter historical business models of the trucking industry, potentially leading to increased capital expenditures and emergence of new competitors, some of whom may have greater financial resources than us and other advantages due to their size;

• the trend toward increased sales in the e-commerce sector as opposed to the traditional brick and mortar store model could adversely impact our revenues and the demand for our services; and
•

technological advances require increased investments to remain competitive, and we may not utilize enough advanced technology, select the correct technology solutions or convince our customers to accept higher prices to cover the cost of these investments.

The transportation industry is affected by business risks that are largely out of our control.

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These risks include health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, supply chain disruptions, acts of terrorism, interest rates, fuel costs, fuel taxes, license and registration fees, healthcare costs and insurance premiums. In particular, harsh weather or natural disasters, such as hurricanes, tornadoes, fires and floods and acts of terrorism can affect our operations by increasing operational costs, reducing demand, introducing infrastructure instability and disrupting advance route and load planning.

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

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local laws and regulations, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of fuel. In the past, we have been able to obtain fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of fuel could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. To the extent not offset by fuel surcharges or other customer price changes, volatility in fuel prices or significant increases in fuel taxes resulting from these economic or regulatory changes could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced increases in other operating costs as a result of volatility in fuel prices; however, the total impact of volatility in fuel prices on other non-fuel related expenses is difficult to determine. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices would reduce our profitability until we make the appropriate adjustments to our pricing strategy.

We may face risks related to our expansion into the Northeastern United States.

We are expanding our service geography into the Northeastern United States. In 2017, we opened six terminals in major markets in Pennsylvania, Maryland and New Jersey.  We plan to add new markets at a similar pace in 2018 targeting additional markets in Pennsylvania and New Jersey, as well as other Northeastern states. There is no assurance that we will be successful at adding new markets as planned or that such markets will be profitable. This continued expansion will require investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Additionally, we plan to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new markets. The Northeastern market is extremely competitive and there is no assurance that we will generate revenues sufficient to cover our costs of expanding there. Expansion into the Northeast could cause disruptions in our existing geography or require management to devote excessive time and effort to manage the expansion, which could adversely affect our business operations and profitability. Operation in the Northeast may increase the possibility of one or more union organizing efforts. In addition, harsh winter weather in the Northeast may increase our risk of weather-related expenses and disruptions. A delay between the outlay of expenditures to expand our geographic footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

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

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the formerly proposed Employee Free Choice Act, or the National Labor Relations Board or other federal agencies could issue regulations or administrative changes, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future or if federal regulations regarding labor relations are changed, it could have an adverse impact on our financial condition, results of operations, liquidity and cash flows. Our expansion into portions of the Northeast could increase our overall risk of unionization. While Saia believes its current relationship with its employees is good, there can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which would have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill and other intangible assets and could have a material adverse impact on our business.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and other intangible assets. A loss of significant customers or a decrease in our market capitalization or profitability increases the risk of goodwill impairment. An impairment charge could have a material adverse impact on our financial condition and results of operations.

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

The FMCSA rules on motor carrier driver hours of service limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. Our operations were adjusted to comply with these rules, and while our base operations were not materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

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

The Food and Drug Administration (FDA) issues rules for carriers of foodstuffs like us to provide for the security of food and foodstuffs throughout the supply chain. The Sanitary Food Transportation Act (SFTA) shifted responsibility for the regulation of food transportation from the DOT to the FDA. Effective in 2016, the FDA issued a final rule to establish requirements under SFTA for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to continue the use of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Carriers are required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment.  Although we already strive to adhere to such best practices, the impact of the final rule is uncertain and compliance may cause us to incur additional expenses and affect our operations.

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

In 2015, the FMCSA issued a final rule related to mandatory use of Electronic Log Devices (ELD). The rule requires many in-state-only drivers and most interstate commercial motor vehicle drivers to be compliant by no later than December 18, 2017. Drivers who voluntarily used a compliant automatic on-board recording device by the December 18, 2017, deadline were “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard. Despite our current company-wide use of ELDs, there can be no guarantee that our understanding of the new regulations will be the same as that of the government in all aspects.

In 2016, the NHTSA and FMSCA proposed regulations that would require vehicles of a certain size to be equipped with a speed limiting device set to a specified speed. There can be no guarantee as to whether a final rule requiring speed limiting devices will be implemented, and if so the nature of any such rule and its impact on our fleet and operations.

Changes in the North American Free Trade Agreement could adversely affect our financial performance.

The United States, Mexico and Canada are currently re-negotiating the North American Free Trade Agreement (NAFTA), from which the U.S. government has advised it will withdraw if an agreement on revised terms is not reached. The three countries are continuing discussions to achieve revised rules. We partner with carriers in Canada and Mexico to arrange for the movement of freight into and out of those jurisdictions. If the current U.S. administration takes action to withdraw from or materially modify NAFTA, we may experience a significant decline in the demand for our services. It is unknown at this time whether and to what extent new legislation will be passed into law, international trade agreements will be negotiated, or the effect that any such action would have, either positively or negatively, on our industry, or on us. Any such regulatory changes affecting international trade may require us to adapt or modify our business operations, which may be time-consuming and expensive for us. Action by the U.S. government may result in retaliatory actions by the governments of Mexico and Canada. Any change to international rules governing the passage of freight between Canada, the U.S. and Mexico could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the FAST Act) in 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMSCA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in decreased demand for our services. The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. While the ultimate impact of CSA is not fully known, it is possible that future CSA rulemaking could adversely impact our ability to attract and retain drivers which would adversely affect our financial condition, results of operations, liquidity and cash flows.

We may face risks related to the geographic concentration of our customers.

We have operations throughout the South, Southwest, Midwest, Pacific Northwest, West and portions of the Northeast, in which we plan to further expand our footprint into 2019. As a result, changes in the economic climate, consumer trends, market fluctuations or supply shortages in these regions could decrease demand for our services in these regions and may adversely affect our financial condition, results of operations, liquidity and cash flows. For example, the energy sector is important to local economies in several of these regions. If oil and gas market conditions change materially, the demand for our services in these regions could be impacted significantly, which could also adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2017 were approximately $217 million inclusive of equipment acquired with capital leases. Additionally, we anticipate net capital expenditures in 2018 of approximately $265 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and capital leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Under our current credit facilities, we are subject to certain debt covenants, which prohibit the payment of dividends, provide limits on our ability to repurchase our capital stock, and require maintenance of certain maximum leverage and minimum fixed charge coverage ratios, among other restrictions, that could limit availability of capital to meet our future growth.

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

We must maintain certain financial and other restrictive covenants under our credit agreement, including among others, covenants requiring maintenance of minimum fixed charge coverage and maximum leverage ratios. If we fail to comply with any of the covenants under our credit agreement, we will be in default under the agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the financing arrangement, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs or declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit agreement could cause a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

If we are unable to retain our key employees, our business could be adversely impacted.

We depend on the efforts and abilities of our senior management. The future success of our business will continue to depend in part on our ability to retain our current management team and to attract and retain qualified personnel in the future. Competition for senior management is intense, and, with the exception of Mr. O’Dell, members of our senior management do not have employment agreements. Certain members of senior management are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent members of senior management from working for a competitor or soliciting our customers. The loss of the services of any of our senior management could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Inadequate succession planning or the unexpected departure of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

Changes to our compensation and benefits could adversely affect our ability to attract and retain employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as economic conditions improve. If we are unable to attract and retain a sufficient number of employees, we could be required to increase our compensation packages, or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

An increase in the cost of healthcare benefits administration could have a negative impact on our business.

We maintain and sponsor health insurance for our employees and their dependents and offer a competitive healthcare program to attract and retain our employees. It is possible that healthcare benefits and administration costs could become increasingly cost prohibitive, either forcing us to reduce our benefits program (making it more difficult to retain qualified employees) or require us to pay the higher costs.  Either outcome could negatively impact our financial condition, results of operations, liquidity and cash flows.

The legislation on healthcare and related regulations could affect the healthcare benefits required to be provided by the Company and cause our compensation costs to increase.

Under the comprehensive U.S. healthcare reform law enacted in 2010, the Affordable Care Act (ACA), and changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective in 2015, our labor costs could significantly increase in future years. In any event, implementing the requirements of the ACA has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of these new healthcare requirements cannot be determined with certainty, particularly in light of the potential amendment or repeal of all or parts of the ACA, but they may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We believe that Saia’s corporate reputation is a valuable asset. As use of social media becomes more prevalent, our susceptibility to risks related to adverse publicity, whether or not justified, increases. While we have implemented a social media policy to provide our employees with guidance for sharing information in a way that is beneficial to us, the immediacy of certain social media outlets precludes us from having real-time control over postings related to Saia, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity for which we, like our competitors, do not have the ability to reverse. This unfavorable publicity could result in damage to our reputation and therefore negatively impact our operations and profitability.

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

We may acquire additional businesses and operations in the future. However, there is no assurance that we will be successful in identifying, negotiating, consummating or integrating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

•	difficulty in integrating the operations and personnel of the acquired company or unanticipated costs to support new business lines or separate legal entities;
•	disruption of our ongoing business, distraction of our management and employees from other opportunities and challenges due to integration issues;
•	additional indebtedness or the issuance of additional equity to finance future acquisitions, which could be dilutive to our stockholders;
•	potential loss of key customers or employees of acquired companies along with the risk of unionization of employees;
•	temporary depression in prices we charge certain customers in order to match existing customer pricing in the acquired company’s markets;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	potential impairment of tangible and intangible assets and goodwill acquired as a result of acquisitions; and
•	potential failure of the due diligence processes to identify significant issues with legal and financial contingencies, among other things.

In the event that we do not realize the anticipated benefits of an acquisition or if the acquired business is not successfully integrated, there could be a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

If we raise additional capital in the future, stockholders’ ownership in us could be diluted.

Any issuance of equity we may undertake in the future to raise additional capital could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these obligations and securities would likely have rights senior to those of common stockholders, which could impair the value of our common stock.

We face risks related to the creditworthiness of our customers or other business partners and their ability to pay for services.

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

The Tax Cuts and Jobs Act could affect our results.

The Tax Cuts and Jobs Act was enacted on December 22, 2017. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, reasonable estimates have been made of the effects on existing deferred tax balances. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on the existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which we were able to make a reasonable estimate, we recognized a provisional tax benefit amount of $34 million, which is included as a component of income tax expense from continuing operations. In all cases, we will continue to make and refine our calculations as additional analysis is completed. In addition, the estimates made may also be affected as we gain a more thorough understanding of the tax law. As a consequence, it is possible that the estimate included within our 2017 fiscal results is revised in a manner that negatively effects future earnings.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2017, Saia owned 66 service facilities, including the Houma, Louisiana general office and leased 95 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 41 percent of its service facility locations, these locations account for 59 percent of its door capacity. This follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2017, Saia owned approximately 4,259 tractors and 13,901 trailers, inclusive of equipment acquired with capital leases.

The Company has pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure the Company’s obligations under its revolving credit agreement. All service facilities listed in the table below denoted as owned by the Company are subject to liens pursuant to the revolving credit agreement. See “Financial Condition” under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the revolving credit agreement.

Top 20 Saia Service Facilities by Number of Doors at December 31, 2017

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	224
Dallas, TX	Own	174
Fontana, CA	Own	163
Chicago, IL	Lease	154
Garland, TX	Own	145
Memphis, TN	Own	124
Nashville, TN	Own	116
Cleveland, OH	Lease	113
Charlotte, NC	Own	107
Kansas City, MO	Own	102
Grayslake, IL	Own	100
St. Louis, MO	Own	100
Toledo, OH	Own	90
New Orleans, LA	Own	86
Denver, CO	Own	81
Sacramento, CA	Lease	81
Baltimore, MD	Own	80
Jacksonville, FL	Own	80
Los Angeles, CA	Lease	80

Item 3.	Legal Proceedings

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

	Low	High
Year Ended December 31, 2017
First Quarter	$42.70	$50.30
Second Quarter	$41.60	$52.10
Third Quarter	$51.35	$62.65
Fourth Quarter	$56.65	$71.50
Year Ended December 31, 2016
First Quarter	$18.28	$29.92
Second Quarter	$23.27	$32.65
Third Quarter	$24.06	$32.25
Fourth Quarter	$27.96	$48.85

Stockholders

As of January 31, 2018, there were 1,146 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends is prohibited under our current credit agreement. However, there are no material restrictions on the ability of our subsidiaries to transfer funds to Saia, Inc. in the form of cash dividends, loans or advances. See Note 2 of the accompanying audited consolidated financial statements for more information on the credit agreement.

Equity Compensation Plan Information as of December 31, 2017

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	335,000	$34.75	756,218	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	335,000	$34.75	756,218

(1)	See Note 7 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2017 through
October 31, 2017	—	(2)	$—	(2)	—	$—
November 1, 2017 through
November 30, 2017	1,200	(3)	$61.72	(3)	—	—
December 1, 2017 through
December 31, 2017	—	(4)	$—	(4)	—	—
Total	1,200				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)

The Saia, Inc. Executive Capital Accumulation Plan sold 900 shares of Saia stock at an average price of $64.57 per share on the open market during the period of October 1, 2017 through October 31, 2017.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of November 1, 2017 through November 30, 2017.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 890 shares of Saia stock at an average price of $70.26 per share on the open market during the period of December 1, 2017 through December 31, 2017.

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

	Years ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data and percentages)
Statement of operations:
Operating revenue	$1,378,510	$1,218,481	$1,221,311	$1,272,321	$1,139,094
Operating income	94,737	79,136	89,975	85,693	74,418
Net income	91,156	48,024	55,016	51,991	43,627
Diluted earnings per share	3.49	1.87	2.16	2.04	1.73
Other financial data:
Net cash provided by operating activities(1)	157,846	146,426	145,833	103,837	102,474
Net cash used in investing activities(2)	(181,524)	(117,683)	(107,919)	(94,845)	(122,020)
Depreciation and amortization	87,102	76,240	65,020	59,022	51,564
Balance sheet data:
Cash and cash equivalents	4,720	1,539	124	4,367	159
Net property and equipment	735,780	604,119	539,179	483,640	432,226
Total assets(3)	967,647	800,370	729,193	666,985	596,380
Total debt	132,916	73,804	68,972	83,035	76,883
Total stockholders’ equity	582,547	483,078	427,889	366,906	304,792
Measurements:
Operating ratio(4)	93.1%	93.5%	92.6%	93.3%	93.5%
Non-GAAP Diluted Earnings Per Share and Reconciliation to GAAP (5):
Diluted earnings per share	$3.49	$1.87	$2.16	$2.04	$1.73
Less: Diluted earnings per share impact of Tax Cuts and Jobs Act	(1.30)	-	-	-	-
Adjusted diluted earnings per share	$2.19	$1.87	$2.16	$2.04	$1.73

(1)

Net cash provided by operating activities for 2013-2016 have been adjusted to reflect the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09. See Accounting Pronouncements Adopted in 2017 below.

(2)	Net cash used in 2015 includes $22.2 million for the acquisition of LinkEx.
(3)	Total asset balances for 2013-2014 have been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the FASB ASU 2015-17.
(4)	The operating ratio is the calculation of operating expenses divided by operating revenue.
(5)

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018, among other changes.  The estimated impact of the Tax Act was a reduction of deferred income tax liability due to the effects of the remeasurement of deferred tax assets at lower enacted corporate tax rates.  Management believes that presenting the Company’s results excluding the Tax Act is meaningful as excluding this item increases the comparability of period-to-period results.  Diluted earnings per common share excluding the impact of the Tax Act is a non-GAAP financial measure.  Non-GAAP financial measures do not have definitions under GAAP and may be defined differently by and not be comparable to similar non-GAAP measures used by other companies.

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
•

governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations, tax law changes, potential changes to NAFTA and the FDA;

•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;
•	self-insurance claims and other expense volatility;
•	cost and availability of insurance coverage;
•	increased costs of healthcare and prescription drugs, including as a result of healthcare legislation;
•	social media risks;

•	cyber security risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is facilitating operational efficiencies and improving Company image.

The Company’s operating revenue increased by 13.1 percent in 2017 compared to 2016. The increase resulted primarily from increased shipments, tonnage, fuel surcharges and pricing actions, including a 4.9 percent general rate increase taken July 17, 2017, partially offset by the impacts of named hurricanes Harvey and Irma and one less workday in 2017.  Expansion into the Northeastern United States starting in 2017 and the new Canadian marketing arrangement entered into during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in 2017.

Consolidated operating income was $94.7 million for 2017 compared to $79.1 million in 2016. The increase in 2017 operating income resulted primarily from shipment, tonnage, fuel surcharges and pricing action increases and a decrease in accident claims expense, partially offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with expansion into the Northeastern United States.

The Company generated $157.8 million in net cash provided by operating activities in 2017 versus $146.4 million in 2016. The Company used $181.5 million of net cash in investing activities during 2017 compared to $117.7 million during 2016.

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

The Company had $26.9 million of net cash provided by financing activities during 2017 compared to $27.3 million of net cash used in financing activities during 2016. The Company had a $57.5 million increase in net borrowings (net of repayments) under its revolving credit facility during 2017, fully paid off the remaining $7.1 million of Senior Notes and made scheduled principal payments for capital lease obligations of $12.2 million during 2017. Outstanding letters of credit were $35.7 million and the cash and cash equivalents balance was $4.7 million as of December 31, 2017. The Company had $173.1 million in remaining availability under its revolving credit facility and $89.9 million in obligations under capital leases at December 31, 2017. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2017. See “Financial Condition” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 99% of its revenue historically has been derived from transporting LTL shipments across 39 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

Our business is highly correlated to non-service sectors of the general economy. Our business also is impacted by a number of other factors as discussed under “Forward Looking Statements” and Part I, Item 1A., “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Continuing Operations and Operating Statistics

For the years ended December 31, 2017, 2016 and 2015

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2017	2016	2015	'17 v. '16	'16 v. '15

Operating Revenue	$1,378,510	$1,218,481	$1,221,311	13.1%	(0.2)%
Operating Expenses:
Salaries, wages and employees’ benefits	766,790	696,046	670,173	10.2	3.9
Purchased transportation	81,482	56,329	70,611	44.7	(20.2)
Depreciation and amortization	87,102	76,240	65,020	14.2	17.3
Fuel and other operating expenses	348,399	310,730	325,532	12.1	(4.5)
Operating Income	94,737	79,136	89,975	19.7	(12.0)
Operating Ratio	93.1%	93.5%	92.6%	(0.4)	0.9
Nonoperating Expense	4,959	4,217	4,012	17.6	5.1
Working Capital (as of December 31, 2017, 2016 and 2015)	36,376	21,535	17,609	68.9	22.3
Net Acquisitions of Property and Equipment	181,524	117,683	85,681	54.2	37.4
Saia Motor Freight Operating Statistics:
LTL Tonnage	3,711	3,541	3,628	4.8	(2.4)
Total Tonnage	4,485	4,246	4,369	5.6	(2.8)
LTL Shipments	6,666	6,335	6,381	5.2	(0.7)
Total Shipments	6,775	6,435	6,487	5.3	(0.8)
LTL Revenue per hundredweight	$17.20	$15.93	$15.44	8.0	3.2
Total Revenue per hundredweight	$15.24	$14.21	$13.82	7.2	2.9

Continuing Operations

Year ended December 31, 2017 as compared to year ended December 31, 2016

Revenue and volume

Consolidated revenue increased 13.1 percent to $1.38 billion as a result of increased shipments, tonnage,  fuel surcharges and pricing actions, including a 4.9 percent general rate increase taken July 17, 2017, partially offset by the impacts of named hurricanes Harvey and Irma and one less workday in 2017.  Expansion into the Northeastern United States and the new Canadian marketing arrangement entered into during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in 2017. The economic environment over the last couple of years permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 8.0 percent to $17.20 per hundredweight for 2017 primarily as a result of increased rates along with increased length of haul. Saia’s LTL tonnage increased 5.2 percent per workday and LTL shipments increased 5.6 percent per workday for 2017. For 2017 and 2016, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to  general rate increases, Saia implemented 4.9 percent general rate increases on October 3, 2016 and July 17, 2017. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 11.5 percent of operating revenue for the year ended December 31, 2017 compared to 9.7 percent for the year ended December 31, 2016 primarily as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $94.7 million in 2017 compared to $79.1 million in 2016. In summary, the operations were favorably impacted in 2017 by higher tonnage, shipments, fuel surcharges and yield, which were offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion. The 2017 operating ratio (operating expenses divided by operating revenue) was 93.1 percent as compared to 93.5 percent for 2016.

Salaries, wages and benefit expense increased $70.7 million in 2017 compared to 2016 largely due to higher wages associated with increased headcount in 2017, wage increases in July 2016 and 2017 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $37.7 million during 2017 compared to 2016 largely due to higher fuel costs and increased costs of other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency and lower maintenance costs from a newer fleet.  Claims and insurance expense in 2017 was $2.5 million lower than 2016 largely due to decreased accident severity in 2017 and decreased development on older claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $10.9 million in 2017 compared to 2016 primarily due to revenue equipment, real estate and technology investments in late 2016 and 2017. Purchased transportation expense increased $25.2 million in 2017 compared to 2016 primarily due to increases in purchased transportation cost per mile and utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout 2017.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2017 was $0.7 million greater than 2016 due to increased average borrowings resulting from the $63.8 million increase in investing activities in 2017. The effective income tax rate was -1.5 percent and 35.9 percent for the years ended December 31, 2017 and 2016, respectively. The 2017 effective income tax rate included the estimated impact of the Tax Cuts and Jobs Act (the Tax Act) legislation enacted on December 22, 2017 and excess tax benefits from stock activity recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017. The 2016 effective income tax rates included approximately $1.0 million in alternative fuel tax credits. See Note 9 to the Company’s audited consolidated financial statements for an analysis of the income tax provision, impacts of the Tax Act and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2017 was $36.4 million which increased from working capital at December 31, 2016 of $21.5 million. This increase is primarily due to an increase in accounts receivable, partially offset by increases in accounts payable and accrued wages, vacation and employees’ benefits. Cash flows from operating activities were $157.8 million for 2017 versus $146.4 million for 2016 driven by increased profitability and working capital changes. For 2017, net cash used in investing activities was $181.5 million versus $117.7 million in 2016 primarily due to higher capital expenditures for real estate, technology and revenue equipment during 2017. Net cash provided by financing activities was $26.9 million in 2017 versus $27.3 million in net cash used in financing activities for 2016 primarily driven by an increase in the net borrowings (net of repayments) of our revolving credit facility by $57.5 million from 2017 compared to 2016.

Year ended December 31, 2016 as compared to year ended December 31, 2015

Revenue and volume

Consolidated revenue decreased 0.2 percent to $1.22 billion as a result of decreased tonnage, shipments and fuel surcharges, partially offset by pricing actions. The economic environment permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.2 percent to $15.93 per hundredweight for 2016 primarily as a result of increased rates. Saia’s LTL tonnage decreased 2.4 percent to 3.5 million tons and LTL shipments decreased 0.7 percent to 6.3 million shipments. For 2015 and 2016, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented 4.9 percent general rate increases on December 7, 2015 and October 3, 2016. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective January 18, 2016 to better align with its competitors. Fuel surcharge revenue decreased to 9.7percent of operating revenue for the year ended December 31, 2016 compared to 11.7 percent for the year ended December 31, 2015 primarily as a result of reductions in the cost of fuel.

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

Salaries, wages and benefit expense increased $25.9 million from 2015 to 2016 largely due to higher wages associated with increased headcount in 2016 and wage increases in July 2015 and 2016, increased internal driver utilization and higher healthcare benefit costs.  Fuel, operating expenses and supplies decreased $31.0 million during 2016 compared to 2015 largely due to lower fuel costs, improved fuel efficiency, lower maintenance costs from a newer fleet and increased internal maintenance asset utilization, and reduced costs of other operating expenses and supplies.  Claims and insurance expense in 2016 was $12.8 million higher than 2015 largely due to increased accident frequency and severity in 2016, negative development of older claims and higher insurance premiums, partially offset by decreased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $11.2 million in 2016 compared to 2015 primarily due to revenue equipment and technology investments in late 2015 and 2016. Purchased transportation expense decreased $14.3 million in 2016 compared to 2015 primarily due to increased utilization of internal assets, a decline in fuel costs charged by carriers and favorable carrier rates and mix of transportation modes utilized.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2016 was $0.3 million greater than 2015 due to increased average borrowings resulting from the $9.8 million increase in investing activities in 2016. The effective income tax rate was 35.9 and 36.0 percent for the years ended December 31, 2016 and 2015, respectively. The 2016 and 2015 effective income tax rates included approximately $1.0 million in alternative fuel tax credits. See note 9 to the Company’s audited consolidated financial statements for an analysis of the income tax provision and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2016 was $21.5 million which increased from working capital at December 31, 2015 of $17.6 million. This increase is primarily due to an increase in accounts receivable and decrease in accounts payable, partially offset by a decrease in income tax receivable and increases in claims and insurance accruals and current portion of long-term debt from capital leases used to finance certain revenue equipment. Cash flows from operating activities were $146.4 million for 2016 versus $145.8 million for 2015. For 2016, net cash used in investing activities was $117.7 million versus $107.9 million in 2015 primarily due to higher capital expenditures for revenue equipment and real estate during 2016. Net cash used in financing activities was $27.3 million in 2016 versus $42.2 million for 2015 primarily driven by a decrease in the net repayment of our revolving credit facility by $15.9 million from 2016 compared to 2015.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, further expanding our service geography into the Northeastern United States, as well as pricing and yield management. On July 17, 2017, Saia implemented a 4.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

With the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the federal corporate income tax rate was reduced from 35 percent to 21 percent effective January 1, 2018.  The Company currently expects the effective tax rate for 2018 to be in the range of 24 percent to 26 percent.  The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring discrete items, the resolution of income tax audits, changes in tax laws or the tax impact from employee share-based payments.  For further discussion of the changes in the effective tax rate, see note 9 to the audited consolidated financial statements.

Effective July 1, 2017, the Company implemented a salary and wage increase for all of its employees. The cost of the compensation increase is expected to be approximately $16 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains. The Company also anticipates market competitive wage increases in 2018.

If the Company builds market share, including through its geographic expansion, it expects there to be numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful expansion of our service geography into the Northeastern United States and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

See “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method.  Under the new standard, accessorial fees, such as after-hours pickup or delivery fees, that are directly related to freight revenue will continue to be non-distinct services and, thus, be recognized in the same manner as the freight transportation services provided. The Company has completed its evaluation of its revenue streams and contracts subject to the standard and will adopt the new standard retrospectively. The Company will change its presentation of its non-asset truckload business from net revenue to gross revenue.  As a result, operating revenue and purchased transportation expense will be retroactively increased by $25.8 million, $30.9 million and $30.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Additionally, revenue related to the Company’s non-asset truckload business will be recognized on a percentage-of-completion basis as opposed to upon commencement of the services under the current policy, which will result in a $0.2 million decrease, $0.1 million increase and $0.2 million decrease in operating revenue and a $0.1 million decrease, $0.1 million increase and $0.2 million decrease in purchased transportation for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company will include expanded disclosures as prescribed under ASU 2014-09 in its 2018 consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles.  The new standard is effective for the Company on January 1, 2019.  Early adoption is permitted.  The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has adopted a timeline for implementation and has selected a system to facilitate the adoption of the new standard, the Company has not yet completed its review of existing agreements using the new definition of a lease.  Based on the Company’s current analysis, it believes the most significant changes relate to the recognition of lease assets and liabilities on its consolidated balance sheet.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Restated Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The Company has pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure indebtedness under this agreement.

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

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement. At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes had a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes had a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments made on December 31, 2017. Under the terms of the Senior Notes, the Company was required to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Senior Notes also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Senior Notes. At December 31, 2016, the Company had $7.1 million in Senior Notes outstanding. Upon maturity in December 2017, the Company paid off the outstanding balance of the Senior Notes.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $89.9 million and $66.7 million as of December 31, 2017 and 2016, respectively. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rates for the capital leases at December 31, 2017 and 2016 is 3.07% and 2.82% respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement, which was $173.1 million at December 31, 2017, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2017.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2018 are approximately $265 million, inclusive of equipment acquired using capital leases. This represents an approximately $48 million increase from 2017 net capital expenditures of $217 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2018 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives.

See “Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures, inclusive of equipment acquired using capital leases, are summarized in the following table (in millions):

	Years ended
	2017	2016	2015
Land and structures:
Additions	$87.1	$36.7	$40.0
Sales	(1.8)	—	—
Revenue equipment, net	112.9	107.1	63.0
Technology and other	18.8	8.6	9.7

Total	$217.0	$152.4	$112.7

In addition to the amounts disclosed in the table above, the Company had an additional $11.2 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2017. Included in the 2017, 2016, and 2015 revenue equipment expenditures are capital leases totaling $35.5 million, $34.7 million and $27.1 million, respectively.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to the accompanying audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.9 million for 2018 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2017.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2017 (in millions):

	Payments due by year
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$—	$43.0	$—	$—	$—	$43.0
Leases:
Capital Leases(1)	16.7	16.7	16.7	17.2	15.7	15.6	98.6
Operating leases(2)	18.7	16.2	12.9	10.7	8.6	26.8	93.9
Purchase obligations(2)	147.7	0.8	0.8	—	—	—	149.3
Total contractual obligations	$183.1	$33.7	$73.4	$27.9	$24.3	$42.4	$384.8

(1)

See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year
	2018	2019	2020	2021	2022	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$173.1	$—	$—	$—	$173.1
Letters of credit	35.7	—	—	—	—	—	35.7
Surety bonds	36.2	0.3	—	—	—	—	36.5
Total commercial commitments	$71.9	$0.3	$173.1	$—	$—	$—	$245.3

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.1 million for uncertain tax positions and accrued interest and penalties of $0.1 million related to the uncertain tax positions as of December 31, 2017. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At December 31, 2017, the Company has $75.5 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2017. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2017 with comparative information as of December 31, 2016. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively. The fair value of the Senior Notes is based on undiscounted cash flows at market interest rates for similar issuances of private debt.  The fair value of the capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2017		2016
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$14.1	$14.5	$15.0	$16.0	$15.1	$15.2	$89.9	$89.3	$73.8	$77.6
Average interest rate	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%
Variable rate debt	$—	$—	$43.0	$—	$—	$—	$43.0	$43.0	$—	$—
Average interest rate	—	—	2.8%	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2002.

/s/ KPMG LLP

Atlanta, Georgia

February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Saia, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Saia, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 22, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as set forth in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Atlanta, Georgia

February 22, 2018

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2017	December 31, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$4,720	$1,539
Accounts receivable, less allowances of $3,991 in 2017 and $3,222 in 2016	170,610	135,083
Prepaid expenses and other	17,540	17,369
Income tax receivable	3,664	6,989
Other current assets	7,047	5,499
Total current assets	203,581	166,479
Property and Equipment, at cost	1,289,994	1,101,946
Less-accumulated depreciation	554,214	497,827
Net property and equipment	735,780	604,119
Goodwill	12,105	12,105
Identifiable Intangibles, net	11,922	13,293
Other Noncurrent Assets	4,259	4,374
Total assets	$967,647	$800,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$57,717	$45,149
Wages, vacation and employees’ benefits	39,748	31,700
Claims and insurance accruals	35,850	33,047
Other current liabilities	19,807	18,286
Current portion of long-term debt	14,083	16,762
Total current liabilities	167,205	144,944
Other Liabilities:
Long-term debt, less current portion	118,833	57,042
Deferred income taxes	59,423	80,199
Claims, insurance and other	39,639	35,107
Total other liabilities	217,895	172,348
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,551,617 and 25,322,701 shares issued and outstanding at December 31, 2017 and 2016, respectively	26	25
Additional paid-in-capital	246,454	237,846
Deferred compensation trust, 170,310 and 166,807 shares of common stock at cost at December 31, 2017 and 2016, respectively	(3,486)	(3,190)
Retained earnings	339,553	248,397
Total stockholders’ equity	582,547	483,078
Total liabilities and stockholders’ equity	$967,647	$800,370

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2017, 2016 and 2015

(in thousands, except per share data)

	2017	2016	2015

Operating Revenue	$1,378,510	$1,218,481	$1,221,311
Operating Expenses:
Salaries, wages and employees’ benefits	766,790	696,046	670,173
Purchased transportation	81,482	56,329	70,611
Fuel, operating expenses and supplies	268,090	230,364	261,387
Operating taxes and licenses	43,330	40,025	37,003
Claims and insurance	37,162	39,625	26,832
Depreciation and amortization	87,102	76,240	65,020
Operating (gains) losses, net	(183)	716	310
Total operating expenses	1,283,773	1,139,345	1,131,336
Operating Income	94,737	79,136	89,975
Nonoperating Expenses (Income):
Interest expense	5,051	4,394	4,107
Other, net	(92)	(177)	(95)
Nonoperating expenses, net	4,959	4,217	4,012
Income Before Income Taxes	89,778	74,919	85,963
Income Tax Expense (Benefit)	(1,378)	26,895	30,947
Net Income	$91,156	$48,024	$55,016

Weighted average common shares outstanding – basic	25,518	25,038	24,919
Weighted average common shares outstanding – diluted	26,086	25,680	25,471

Basic Earnings Per Share	$3.57	$1.92	$2.21
Diluted Earnings Per Share	$3.49	$1.87	$2.16

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2017, 2016 and 2015

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2014	24,871,806	$25	$223,713	$(2,189)	$145,357	$366,906
Stock compensation, including options and long-term incentives	37,311	—	2,983	—	—	2,983
Director deferred shares for annual deferral elections	—	—	895	—	—	895
Exercise of stock options, including tax benefits of $1,056	116,088	—	2,533	—	—	2,533
Shares issued for long-term incentive awards, net of shares withheld for taxes	116,594	—	(3,118)	—	—	(3,118)
Deferred tax adjustment for long-term incentive plan	—	—	2,674	—	—	2,674
Purchase of shares by Deferred Compensation Trust	—	—	—	(2,227)	—	(2,227)
Sale of shares by Deferred Compensation Trust	—	—	913	1,314	—	2,227
Net income	—	—	—	—	55,016	55,016

BALANCE at December 31, 2015	25,141,799	25	230,593	(3,102)	200,373	427,889
Stock compensation, including options and long-term incentives	12,358	—	3,562	—	—	3,562
Director deferred shares for annual deferral elections	—	—	1,037	—	—	1,037
Exercise of stock options, including tax benefits of $407	124,065	—	3,173	—	—	3,173
Shares issued for long-term incentive awards, net of shares withheld for taxes	44,479	—	(651)	—	—	(651)
Deferred tax adjustment for long-term incentive plan	—	—	44	—	—	44
Purchase of shares by Deferred Compensation Trust	—	—	88	(291)	—	(203)
Sale of shares by Deferred Compensation Trust	—	—	—	203	—	203
Net income	—	—	—	—	48,024	48,024

BALANCE at December 31, 2016	25,322,701	25	237,846	(3,190)	248,397	483,078
Stock compensation, including options and long-term incentives	4,840	—	4,131	—	—	4,131
Director deferred shares for annual deferral elections	40,142	—	952	—	—	952
Exercise of stock options	141,500	1	4,479	—	—	4,480
Shares issued for long-term incentive awards, net of shares withheld for taxes	42,434	—	(1,250)	—	—	(1,250)
Purchase of shares by Deferred Compensation Trust	—	—	296	(391)	—	(95)
Sale of shares by Deferred Compensation Trust	—	—	—	95	—	95
Net income	—	—	—	—	91,156	91,156

BALANCE at December 31, 2017	25,551,617	$26	$246,454	$(3,486)	$339,553	$582,547

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2017, 2016 and 2015

(in thousands)

	2017	2016	2015

Operating Activities:
Net income	$91,156	$48,024	$55,016
Noncash items included in net income:
Depreciation and amortization	87,102	76,240	65,020
Provision for doubtful accounts	2,634	1,475	1,463
Deferred income taxes	(20,776)	12,780	8,420
Loss (gain) from property disposals, net	(183)	716	310
Stock-based compensation	5,083	4,599	3,878
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(38,161)	(12,336)	6,896
Accounts payable	7,089	(3,414)	(382)
Other working capital items, net	14,023	13,399	(84)
Claims, insurance and other	4,531	(860)	(821)
Other, net	5,348	5,803	6,117
Net cash provided by operating activities	157,846	146,426	145,833
Investing Activities:
Acquisition of business, net of cash received	—	—	(22,238)
Acquisition of property and equipment	(186,696)	(119,365)	(86,499)
Proceeds from disposal of property and equipment	5,172	1,682	818
Net cash used in investing activities	(181,524)	(117,683)	(107,919)
Financing Activities:
Repayment of revolving credit agreement	(217,914)	(199,820)	(280,461)
Borrowing of revolving credit agreement	260,914	185,286	249,994
Proceeds from stock option exercises	4,480	3,173	2,533
Shares withheld for taxes	(1,250)	(650)	(3,119)
Repayment of senior notes	(7,143)	(7,143)	(7,143)
Repayment of capital leases	(12,228)	(8,174)	(3,507)
Other financing activity	—	—	(454)
Net cash provided by (used in) financing activities	26,859	(27,328)	(42,157)
Net Increase (Decrease) in Cash and Cash Equivalents	3,181	1,415	(4,243)
Cash and cash equivalents, beginning of year	1,539	124	4,367
Cash and cash equivalents, end of year	$4,720	$1,539	$124

Non Cash Investing Activities
Equipment financed with capital leases	$35,483	$34,683	$27,054

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2017, 2016 and 2015

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (“LTL”) motor carrier with more than 99% of its revenue historically derived from transporting LTL shipments for customers.  In addition to the core LTL services provided in 39 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States through its wholly-owned subsidiaries.

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

Accounting Pronouncements Adopted in 2017

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  The Company adopted this new standard effective January 1, 2017.  As a result of adoption, $1.7 million of excess tax benefits related to share-based payments was recorded as an offset to income tax expense in 2017, as opposed to additional paid-in capital, and the windfall tax benefit was removed from the Company’s diluted shares calculation.  The Company classified the $1.7 million of excess tax benefits related to share-based payments as operating activities, instead of financing activities, on the Consolidated Statement of Cash Flows for 2017.  The Company elected to continue to use an estimated forfeiture rate for recording stock compensation expense and continues to withhold taxes at the minimum statutory rates.  The Company classified $1.2 million in shares withheld for taxes as financing activities in 2017. Additionally, the Company reclassified $0.7 million and $3.1 million in shares withheld for taxes from operating activities to financing activities in 2016 and 2015, respectively. The Company had no other items requiring retrospective treatment under the pronouncement.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services.  The ASU will replace most existing revenue recognition guidance in U.S. generally accepted accounting principles when it becomes effective for the Company on January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method.  Under the new standard, accessorial fees, such as after-hours pickup or delivery fees, that are directly related to freight revenue will continue to be non-distinct services and, thus, be recognized in the same manner as the freight transportation services provided.  The Company has completed its evaluation of its revenue streams and contracts subject to the standard and will adopt the new standard retrospectively. The Company will change its presentation of its non-asset truckload business from net revenue to gross revenue.  As a result, operating revenue and purchased transportation expense will be retroactively increased by $25.8 million, $30.9 million and $30.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Additionally, revenue related to the Company’s non-asset truckload business will be recognized on a percentage-of-completion basis as opposed to upon commencement of the services under the current policy, which will result in a $0.2 million decrease, $0.1 million increase and $0.2 million decrease in operating revenue and a $0.1 million decrease, $0.1 million increase and $0.2 million decrease in purchased transportation for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company will include expanded disclosures as prescribed under ASU 2014-09 in its 2018 consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors.  Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months.  Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles.  The new standard is effective for the Company on January 1, 2019.  Early adoption is permitted.  The standard requires the use of a modified retrospective transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures.  While the Company has adopted a timeline for implementation and has selected a system to facilitate the adoption of the new standard, the Company has not yet completed its review of existing agreements using the new definition of a lease.  Based on the Company’s current analysis, it believes the most significant changes relate to the recognition of lease assets and liabilities on its consolidated balance sheet.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	7 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2017	2016
Land	$81,487	$69,115
Structures	268,723	196,843
Tractors	398,652	350,737
Trailers	305,540	279,393
Other revenue equipment*	77,691	70,113
Technology equipment and software	93,754	80,342
Other*	64,147	55,403

Total property and equipment, at cost	$1,289,994	$1,101,946

* Certain reclassifications have been made to the 2016 categories above to conform to current year presentation.

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation was $85.7 million, $74.5 million and $63.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation and amortization expense includes amortization of assets under capital lease. At December 31, 2017, trailers acquired under capital leases had a gross carrying value of $106.3 million and accumulated depreciation of $13.3 million. At December 31, 2016, trailers acquired under capital leases had a gross carrying value of $72.8 million and accumulated depreciation of $6.8 million.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2017, 2016, and 2015, the Company capitalized $2.1 million, $1.6 million, and $2.2 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities for self-funded retention are included in claims and insurance reserves based on estimates of claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience. The former parent of Saia provides letters of credit for claims in certain self-insured states incurred prior to March 1, 2000 (see Note 3 for more information regarding the letters of credit).

Risk retention amounts per occurrence during the three years ended December 31, 2017, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000

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

Revenue Recognition:    Revenue is recognized on a percentage-of-completion basis for shipments in transit while expenses are recognized as incurred. Non-asset truckload services include some transactions in which the

Company acts as an agent. Revenue from these transactions is recorded on a net basis. Net revenue includes billings to customers less third-party charges.

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

Restricted stock is accounted for in accordance with ASC 718 with the expense amortized over a three to five year vesting period using the intrinsic valuation method to estimate the fair value of restricted stock awards granted to employees.

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $2.2 million, $1.2 million, and $1.7 million in 2017, 2016 and 2015, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2017 and 2016, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016
Credit Agreement with Banks, described below	$43,000	$—
Senior Notes under a Master Shelf Agreement, described below	—	7,143
Capital Leases, described below	89,916	66,661
Total debt	132,916	73,804
Less: current portion of long-term debt	14,083	16,762
Long-term debt, less current portion	$118,833	$57,042

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs. The Company has pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure indebtedness under this agreement.

Restated Credit Agreement

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

Under the Restated Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others. The Restated Credit Agreement also provides for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement. At December 31, 2016, the Company had no outstanding borrowings and outstanding letters of credit of $39.4 million under the Restated Credit Agreement. The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

The November 2007 issuance of $25 million Senior Notes had a fixed interest rate of 6.14 percent. The January 2008 issuance of $25 million Senior Notes had a fixed interest rate of 6.17 percent. Payments due for both $25 million issuances were interest only until June 30, 2011 and at that time semi-annual principal payments began with the final payments made on December 31, 2017. Under the terms of the Senior Notes, the Company was required to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others. The Senior Notes also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Senior Notes. At December 31, 2016, the Company had $7.1 million in Senior Notes outstanding.  Upon maturity in December 2017, the Company paid off the outstanding balance of the Senior Notes.

Capital Leases

The Company is obligated under capital leases with seven year terms which include obligations covering revenue equipment totaling $89.9 million and $66.7 million as of December 31, 2017 and 2016, respectively. Amortization of assets held under the capital leases is included in depreciation and amortization expense. The weighted average interest rate for the capital leases at December 31, 2017 and 2016 is 3.07% and 2.82%, respectively.

Other

The Company paid cash for interest of $2.3 million, $2.4 million, and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated fair value of total debt at December 31, 2017 and 2016 is $132.3 million and $77.6 million, respectively. The carrying amount of debt related to the revolving credit facility approximated fair value as of December 31, 2017 and 2016 due to the existence of variable interest rates, which approximate market rates. The fair value of the Senior Notes as of December 31, 2016 is based on undiscounted cash flows at market interest rates for similar issuances of private debt which reflect Level 2 inputs in the fair value hierarchy. The fair value of the capital leases is based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on capital leases, for the next five years (in thousands) are as follows:

Amount
2018	$16,652
2019	16,652
2020	59,652
2021	17,230
2022	15,794
Thereafter	15,667
Total	141,647
Less: Amounts Representing Interest on Capital Leases	8,731
Total	$132,916

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $21.1 million, $18.1 million, and $17.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2018	$18,726
2019	16,196
2020	12,895
2021	10,697
2022	8,615
Thereafter	26,768
Total	$93,897

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $146.3 million at December 31, 2017. As of December 31, 2017 and 2016, the Company had $11.2 million and $5.9 million, respectively, of capital expenditures in accounts payable.

Other.

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs.  The Company’s pro rata share of these outstanding letters of credit was $1.8 million at December 31, 2017 and 2016.

The Company is subject to legal proceedings that arise in the ordinary course of its business. Management believes that adequate provisions for resolution of all contingencies, claims and pending litigation have been made for probable and estimable losses and that the ultimate outcome of these actions will not have a material adverse effect on its financial condition but could have a material adverse effect on its results of operations in a given quarter or annual period.

4.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2015	$12,025
Goodwill adjustment	80
December 31, 2016	12,105
Goodwill acquired	—

December 31, 2017	$12,105

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2017		December 31, 2016
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$8,502	$19,000	$7,439
Covenants not-to-compete (useful life of 4-6 years)	4,425	4,209	4,425	4,001
Trademarks (useful life of 15 years)	1,500	292	1,500	192

Total	$24,925	$13,003	$24,925	$11,632

Amortization expense for intangible assets was $1.4 million, $1.7 million and $1.6 million for 2017, 2016 and 2015, respectively. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2018	$1,363
2019	1,180
2020	1,163
2021	1,163
2022	1,008

5.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2017	2016	2015
Numerator:
Net income	$91,156	$48,024	$55,016
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,518	25,038	24,919
Effect of dilutive stock options and restricted stock	142	51	93
Effect of other common stock equivalents	426	591	459
Denominator for diluted earnings per share–adjusted weighted average common shares	26,086	25,680	25,471

Basic Earnings Per Share	$3.57	$1.92	$2.21

Diluted Earnings Per Share	$3.49	$1.87	$2.16

In 2017 and 2016, options and restricted stock for 61,364 and 402,770 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2017	2016	2015
Shares of common stock purchased	8,220	11,530	56,325
Aggregate purchase price of shares purchased	$390,542	$291,349	$2,226,675
Shares of common stock sold	4,717	10,694	83,961
Aggregate sale price of shares sold	$271,417	$322,928	$3,380,448

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 228,423 and 253,413 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2017 and 2016, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

7.    Stock-Based Compensation

Prior to the adoption of FASB ASU 2016-09 in 2017, ASC 718 required the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for 2016 and 2015. For the years ended December 31, 2016 and 2015, cash flows from financing activities were increased by $0.5 million, and $3.7 million, respectively, for such excess tax deductions.  For the year ended December 31, 2017, cash flows from operating activities were increased by $1.7 million for such excess tax deductions,

The stockholders of the Company approved the Second Amended and Restated 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The 2011 Omnibus Plan has a total of 2,350,000 common stock shares reserved. The Company had reserved 1,236,000 shares of its common stock under the 2003 Omnibus Plan. Following stockholder approval of the 2011 Omnibus Plan, no additional grants have been made under the 2003 Omnibus Plan and by the terms of the Plan, no new grants may be made after January 22, 2013.

The 2011 Omnibus Plan and the 2003 Omnibus Plan provides for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; restricted stock units; and Performance Unit Awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date are non-qualified stock options, have cliff vesting at the end of three years of continuous service, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. There are no outstanding stock options to non-employee directors under the 2003 Omnibus Plan, and no stock options have been granted to non-employee directors under the 2011 Omnibus Plan.

The 2011 Omnibus Plan provides for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 1,942, 3,279, and 2,093 for the years ended December 31, 2017, 2016 and 2015, respectively. Non-employee directors were also issued in lieu of cash compensation 15,152, 23,734 and 17,969 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2017, 2016 and 2015, respectively.

At December 31, 2017 and 2016, no shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan,. At December 31, 2017 and 2016, 756,218 and 886,272 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2017, 2016 and 2015 had stock option and restricted stock compensation expense of $2.3 million, $2.0 million and $1.8 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2017, there is unrecognized compensation expense of $2.7 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the activity of stock options for the year ended December 31, 2017 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2016	427,370	$32.15
Granted	56,150
Exercised	(141,500)
Forfeited	(7,020)

Outstanding at December 31, 2017	335,000	$34.75	5.0	$10,400

Exercisable at December 31, 2017	25,280	$34.38	4.6	$920

The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $3.5 million, $2.5 million, and $3.5 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2017, 2016 and 2015 was $15.49, $9.99, and $15.41, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2017, 2016 and 2015 was $12.26, $12.95, and $5.66, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Risk free interest rate	1.89%	1.63%	1.54%
Expected life in years	4.5	4.5	4.5
Expected volatility	36.90%	41.42%	40.82%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2017 and changes during the year ended December 31, 2017:

	Options	Weighted Average Grant-date Fair Value
Unvested at December 31, 2016	402,770	$11.88
Granted	56,150	15.49
Vested	(142,180)	12.26
Forfeited	(7,020)	11.15

Unvested at December 31, 2017	309,720	$12.38

The Company granted shares of restricted stock to certain key executives in February 2013, September 2014, May 2015, February 2016 and August 2017. All of these shares of restricted stock awards vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change in control. Commencing in 2017, the Company began granting shares of restricted stock as part of its long-term incentive plan.  These shares of restricted stock cliff vest in three years, subject to earlier vesting upon a change in control. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2017:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2016	66,168	$21.91
Granted	33,800	49.12
Vested	(38,350)	13.04
Forfeited	(3,761)	46.35

Restricted Stock at December 31, 2017	57,857	$42.10

Performance Unit Awards

Under the 2011 Omnibus Plan, the Compensation Committee of the Board of Directors approved Performance Unit Awards to a group of less than 20 management and executive employees.

The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results from continuing operations include expense for the Performance Unit Awards of $1.9 million in 2017, $1.6 million in 2016 and $1.2 million in 2015. Shares earned under the Performance Unit Awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 49,188 shares for the January 2015-December 2017 performance period in February 2018, 30,893 shares for the January 2014-December 2016 performance period in February 2017, and 49,983 shares for the January 2013-January 2016 performance period in February 2016. The issuance of shares related to these awards would range from zero to a maximum of 132,556 shares per year as of December 31, 2017.

8.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in continuing operations for the years ended December 31, 2017, 2016 and 2015, were $8.3 million, $7.1 million, and $6.4 million, respectively.

Deferred Compensation Plan

The Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company common stock rather than cash. At December 31, 2017 and 2016, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 170,310 and 166,807 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results from continuing operations include performance incentive accruals of $12.2 million, $5.1 million, and $2.9 million in 2017, 2016 and 2015, respectively. Cash performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 8,063, 20,532, and 7,327 shares in the open market during 2017, 2016 and 2015, respectively.

9.    Income Taxes

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35 percent to 21 percent, allows for immediate deductibility of certain qualified depreciable asset, other changes in the deductibility of items and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

At December 31, 2017, the Company had not fully completed its accounting for the tax effects of the Act; however, as described below, reasonable estimates have been made of the effects, including on existing deferred tax balances. The Company recognized a tax benefit amount of $34 million to reflect the estimated impact of the Act, which is included as a component of income tax expense.  The tax benefit is the result of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21 percent.  The Act is unclear in many respects, including executive compensation, and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury and Internal Revenue Service. In addition, it is unclear how these federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, the Company has not yet been able to make a reasonable estimate of the impact of certain items and generally continues to account for those items based on the tax laws in effect prior to the Act. As further interpretations, clarifications and amendments to the Act are made, the Company's future financial statements could be materially impacted.  In all cases, the Company will continue to refine its calculations as additional analysis is completed.

Other

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2017	2016
Depreciation	$86,506	$117,625
Other	93	1,414

Gross deferred tax liabilities	86,599	119,039
Allowance for doubtful accounts	(988)	(1,225)
Equity-based compensation	(2,607)	(4,538)
Employee benefits	(5,458)	(6,115)
Claims and insurance	(16,929)	(23,241)
Other	(1,194)	(3,721)

Gross deferred tax assets	(27,176)	(38,840)

Net deferred tax liability	$59,423	$80,199

The Company has determined that a valuation allowance related to deferred tax assets was not necessary at December 31, 2017 or 2016 since it is more likely than not the deferred tax assets will be realized from future reversals of temporary differences or future taxable income.

The income tax provision (benefit) for continuing operations consists of the following (in thousands):

	2017	2016	2015
Current:
U.S. federal	$17,637	$12,127	$20,768
State	1,761	1,988	1,759

Total current income tax provision	19,398	14,115	22,527

Deferred:
U.S. federal	(21,221)	12,599	8,570
State	445	181	(150)

Total deferred income tax provision	(20,776)	12,780	8,420

Total income tax provision	$(1,378)	$26,895	$30,947

A reconciliation between income taxes at the federal statutory rate (35 percent) and the effective income tax provision is as follows (in thousands):

	2017	2016	2015
Provision at federal statutory rate	31,422	$26,222	$30,087
State income taxes, net	2,545	2,418	2,229
Tax Cuts and Jobs Act benefit	(33,910)	—	—
Nondeductible business expenses (benefits)	(913)	462	696
Tax credits	(190)	(1,278)	(1,532)
Other, net	(332)	(929)	(533)

Total provision	$(1,378)	$26,895	$30,947

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2015-2017 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2008-2017 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2004 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2017	2016
Gross unrecognized tax benefits at beginning of year	$1,280	$1,158
Gross decreases in tax positions for prior years	(7)	—
Gross increases in tax positions for current year	171	490
Settlements	—	(100)
Lapse of statute of limitations	(351)	(268)

Gross unrecognized tax benefits at end of year	$1,093	$1,280

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the year ended December 31, 2017, the Company did not record any interest related to unrecognized tax benefits. During the years ended December 31, 2016 and 2015, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million, and $0.2 million, respectively. The Company had approximately $0.1 million and $0.6 million of accrued interest and penalties at December 31, 2017 and 2016, respectively. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $1.1 million and $1.3 million as of December 31, 2017 and 2016, respectively. The Company paid cash for income taxes of $17.0 million, $5.4 million, and $16.4 million in 2017, 2016 and 2015, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

In 2017, the Company recognized a $34 million benefit related to the impact of the Act described above and a $1.7 million benefit related to excess tax benefits from stock activity recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017.

As a result of legislation enacted in the fourth quarter of 2015, the Company recognized tax credits for alternative fuel usage of approximately $1.0 million in 2016.

In February 2018, US federal tax law changes were enacted that will reinstate the tax credits for alternative fuel usage for 2017.  The Company will recognize the tax credit in the first quarter of 2018.

10.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2017	March 31	June 30	September 30	December 31
Operating revenue	$317,037	$358,160	$350,062	$353,251
Operating income	17,519	29,718	24,602	22,898
Net income	11,387	17,603	14,407	47,759

Basic earnings per share	$0.45	$0.69	$0.56	$1.87

Diluted earnings per share	$0.44	$0.68	$0.55	$1.82

Three months ended, 2016	March 31	June 30	September 30	December 31
Operating revenue	$289,911	$311,905	$316,442	$300,223
Operating income	17,584	21,721	22,644	17,187
Net income	10,575	13,275	13,826	10,348

Basic earnings per share	$0.42	$0.53	$0.55	$0.41

Diluted earnings per share	$0.42	$0.52	$0.54	$0.40

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

12.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2017, 2016 and 2015

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2017:
Deducted from asset account – Allowance for uncollectible accounts	$3,222	$2,634	$—	$(1,865)	$3,991
Year ended December 31, 2016:
Deducted from asset account – Allowance for uncollectible accounts	3,451	1,475	—	(1,704)	3,222
Year ended December 31, 2015:
Deducted from asset account – Allowance for uncollectible accounts	3,868	1,463	—	(1,880)	3,451

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2017 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017, which report appears on page 39 of this Form 10-K.

Richard D. O’Dell	President and Chief Executive Officer
Frederick J. Holzgrefe, III	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2018, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2018, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2018, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2018, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 26, 2018, and is incorporated herein by reference.

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

101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016, (ii) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 22, 2018	By:	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell	President and Chief Executive Officer and Director, Saia, Inc. (Principal Executive Officer)	February 22, 2018
Richard D. O’Dell

/s/ Frederick J. Holzgrefe, III	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 22, 2018
Frederick J. Holzgrefe, III

/s/ Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 22, 2018
Stephanie R. Maschmeier

/s/ Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 22, 2018
Herbert A. Trucksess, III

/s/ Di-Ann Eisnor	Director	February 22, 2018
Di-Ann Eisnor

/s/ William F. Evans	Director	February 22, 2018
William F. Evans

/s/ John P. Gainor, Jr.	Director	February 22, 2018
John P. Gainor, Jr.

/s/ John J. Holland	Director	February 22, 2018
John J. Holland

/s/ Randolph W. Melville	Director	February 22, 2018
Randolph W. Melville

/s/ Bjorn E. Olsson	Director	February 22, 2018
Bjorn E. Olsson

/s/ Douglas W. Rockel	Director	February 22, 2018
Douglas W. Rockel

/s/ Jeffrey C. Ward	Director	February 22, 2018
Jeffrey C. Ward