Form 10-Q
period 2018-03-31
SAIA INC
filed 2018-04-27
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at April 27, 2018
Common Stock, par value $.001 per share	25,680,415

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2018	December 31, 2017 As Adjusted (Note 1)
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$496	$4,720
Accounts receivable, net	191,437	170,278
Prepaid expenses and other	34,066	28,251
Total current assets	225,999	203,249
Property and Equipment, at cost	1,334,557	1,289,994
Less-accumulated depreciation	573,699	554,214
Net property and equipment	760,858	735,780
Goodwill and Identifiable Intangibles, net	23,686	24,027
Other Noncurrent Assets	5,004	4,259
Total assets	$1,015,547	$967,315
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$65,866	$57,438
Wages, vacation and employees’ benefits	38,939	39,748
Claims and insurance accruals	39,049	35,850
Other current liabilities	20,032	19,807
Current portion of long-term debt	14,791	14,083
Total current liabilities	178,677	166,926
Other Liabilities:
Long-term debt, less current portion	127,782	118,833
Deferred income taxes	61,031	59,423
Claims, insurance and other	40,663	39,639
Total other liabilities	229,476	217,895
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,680,415 and 25,551,617 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	26	26
Additional paid-in-capital	250,233	246,454
Deferred compensation trust, 160,379 and 170,310 shares of common stock at cost at March 31, 2018 and December 31, 2017, respectively	(3,490)	(3,486)
Retained earnings	360,625	339,500
Total stockholders’ equity	607,394	582,494
Total liabilities and stockholders’ equity	$1,015,547	$967,315

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2018 and 2017

(unaudited)

	First Quarter
	2018	2017 As Adjusted (Note 1)
	(in thousands, except per share data)
Operating Revenue	$392,805	$323,090
Operating Expenses:
Salaries, wages and employees’ benefits	211,124	180,903
Purchased transportation	29,916	20,820
Fuel, operating expenses and supplies	78,794	63,990
Operating taxes and licenses	12,150	10,582
Claims and insurance	10,191	9,049
Depreciation and amortization	23,030	20,087
Loss from property disposals, net	21	132
Total operating expenses	365,226	305,563
Operating Income	27,579	17,527
Nonoperating Expenses (Income):
Interest expense	1,226	911
Other, net	(103)	98
Nonoperating expenses, net	1,123	1,009
Income Before Income Taxes	26,456	16,518
Income Tax Provision	5,331	5,123
Net Income	$21,125	$11,395

Weighted average common shares outstanding – basic	25,698	25,225
Weighted average common shares outstanding – diluted	26,308	25,971

Basic Earnings Per Share	$0.82	$0.45
Diluted Earnings Per Share	$0.80	$0.44

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the quarters ended March 31, 2018 and 2017

(unaudited)

	First Quarter
	2018	2017 As Adjusted (Note 1)
	(in thousands)
Operating Activities:
Net income	$21,125	$11,395
Noncash items included in net income:
Depreciation and amortization	23,030	20,087
Other, net	3,608	5,411
Changes in operating assets and liabilities, net	(12,261)	(12,765)
Net cash provided by operating activities	35,502	24,128
Investing Activities:
Acquisition of property and equipment	(46,881)	(88,388)
Proceeds from disposal of property and equipment	100	607
Net cash used in investing activities	(46,781)	(87,781)
Financing Activities:
Repayment of revolving credit agreement	(42,718)	(15,441)
Borrowing of revolving credit agreement	50,550	80,624
Proceeds from stock option exercises	4,018	1,288
Shares withheld for taxes	(1,302)	(1,211)
Repayment of capital leases	(3,493)	(2,435)
Net cash provided by financing activities	7,055	62,825
Net Decrease in Cash and Cash Equivalents	(4,224)	(828)
Cash and cash equivalents, beginning of period	4,720	1,539
Cash and cash equivalents, end of period	$496	$711

Non Cash Investing Activities
Equipment financed with capital leases	$5,318	$20,369

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2018.

Business

The Company provides regional and interregional less-than-truckload (LTL) services across 39 states through a single integrated organization. While approximately 97 percent of its revenue is derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.  The Company’s customer base is diversified across numerous industries.

Revenue Recognition

The Company’s revenues are derived primarily from the transportation of freight as it satisfies performance obligations that arise from contracts with its customers, when collectability is considered probable.  The Company’s performance obligations arise when it receives a bill of lading (“BOL”) to transport a customer's commodities at negotiated prices contained in either a transportation services agreement or a publicly disclosed tariff rate.  Once a BOL is received, a legally-enforceable contract is formed whereby the parties are committed to perform and the rights of the parties, shipping terms and conditions, and payment terms have been identified. A customer may submit many BOLs for transportation services at various times throughout a service agreement term but each shipment represents a distinct service that is a separately identified performance obligation.

The average transit time to complete a shipment is between 1 to 3 days.  Payments for transportation services are normally billed after completion of the service and are generally due within 30 days after the invoice date.  The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

Key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•	Revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move shipments from their origin to their final destination or interchange;
•	Adjustments to revenue for billing adjustments and collectability.

Revenue related to interline transportation services that involve the services of another party, such as another LTL service provider, is reported on a net basis. The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as revenue.  Revenue from logistics services is recognized as the services are provided.

Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is on average less than one week.  The Company has elected to apply the optional exemption in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 as it pertains to additional quantitative disclosures pertaining to remaining performance obligations.

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles when it became effective for the Company on January 1, 2018. In-depth reviews of contracts were completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements were implemented.  The Company adopted the standard using the full retrospective transition method.

As a result of the adoption of this standard, the Company changed the presentation of its non-asset truckload business from net revenue to gross revenue and changed the method of recognizing that revenue from upon commencement of the services to over the transit time of the freight as it moves from origin to destination.

The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.  The below tables reflect the effect of the adoption of this standard on the previously reported financial data.

Condensed Consolidated Balance Sheet impact:

	As of December 31, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands)
Accounts receivable	$170,278	$170,610	$(332)
Total current assets	203,249	203,581	(332)
Total assets	967,315	967,647	(332)
Accounts payable	57,438	57,717	(279)
Total current liabilities	166,926	167,205	(279)
Retained earnings	339,500	339,553	(53)
Total stockholders’ equity	582,494	582,547	(53)
Total liabilities and stockholders’ equity	967,315	967,647	(332)

Condensed Consolidated Statement of Operations impact:

	For the quarter ended March 31, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands, except per share data)
Operating revenue	$323,090	$317,037	$6,053
Purchased transportation	20,820	14,775	6,045
Total operating expenses	305,563	299,518	6,045
Operating income	17,527	17,519	8
Net income	11,395	11,387	8
Basic Earnings Per Share	0.45	0.45	—
Diluted Earnings Per Share	0.44	0.44	—

Condensed Consolidated Statement of Cash Flows impact:

	For the quarter ended March 31, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands)
Net income	$11,395	$11,387	$8
Changes in operating assets and liabilities, net	(12,765)	(12,757)	(8)
Net cash provided by operating activities	24,128	24,128	—
Net decrease in cash and cash equivalents	(828)	(828)	—

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard permits the use of either a modified retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. While the Company has adopted a timeline for implementation and has selected a system to facilitate the adoption of the new standard, the Company has not yet completed its review of existing agreements using the new definition of a lease. Based on the Company’s current analysis, it believes the most significant changes relate to the recognition of lease assets and liabilities on its consolidated balance sheet.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2018	2017 As Adjusted (Note 1)
Numerator:
Net income	$21,125	$11,395
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,698	25,225
Effect of dilutive stock options	172	118
Effect of other common stock equivalents	438	628
Denominator for diluted earnings per share–adjusted weighted average common shares	26,308	25,971

Basic Earnings Per Share	$0.82	$0.45

Diluted Earnings Per Share	$0.80	$0.44

For the quarter ended March 31, 2018, options and restricted stock for 63,062 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended March 31, 2017, options and restricted stock for 226,164 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at March 31, 2018.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2018 and December 31, 2017, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2018 and December 31, 2017 was $141.6 million and $132.3 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $142.6 million and $132.9 million at March 31, 2018 and December 31, 2017, respectively.

(5) Debt and Financing Arrangements

At March 31, 2018 and December 31, 2017, debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit Agreement with Banks, described below	$50,832	$43,000
Capital Leases, described below	91,741	89,916
Total debt	142,573	132,916
Less: current portion of long-term debt	14,791	14,083
Long-term debt, less current portion	$127,782	$118,833

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Restated Credit Agreement

The Fifth Amended and Restated Credit Agreement dated March 6, 2015 (the Restated Credit Agreement) is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.

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

At March 31, 2018, the Company had borrowings of $50.8 million and outstanding letters of credit of $31.0 million under the Restated Credit Agreement.  At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $91.7 million and $89.9 million as of March 31, 2018 and December 31, 2017, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at March 31, 2018 and December 31, 2017 were 3.14 percent and 3.07 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on capital leases, for the next five years (in thousands) are as follows:

Amount
2018	$13,099
2019	17,465
2020	68,297
2021	18,043
2022	16,607
Thereafter	18,010
Total	151,521
Less: Amounts Representing Interest on Capital Leases	8,948
Total	$142,573

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2017 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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
•

governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations, tax law changes, potential changes to the North American Free Trade Agreement and the Food and Drug Administration;

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

These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy.  The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States.  The Company’s business is both labor and capital intensive.  The Company maintains competitive compensation, benefits and training programs to minimize turnover while supporting its value proposition.  The Company’s business requires continual investment in safe, reliable and efficient equipment and the acquisition of terminal assets. These investments along with on-going investments in technology and analytics are designed to optimize the network while meeting and exceeding customers’ standards of service.  These investments coupled with targeted sales and marketing efforts provide the Company with a framework to improve profitability through pricing initatives and volume growth.

The Company’s operating revenue increased by 21.6 percent in the first quarter of 2018 compared to the same period in 2017.  The increase resulted primarily from increased shipments, tonnage, fuel surcharges and pricing actions, partially offset by the timing of Good Friday.  Expansion into the Northeastern United States and the new Canadian marketing arrangement during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in the first quarter of 2018.

Consolidated operating income was $27.6 million for the first quarter of 2018 compared to $17.5 million for the first quarter of 2017.  In the first quarter of 2018, LTL shipments and tonnage per workday were up 8.4 percent and 12.2 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $0.80 in the first quarter of 2018, compared to diluted earnings per share of $0.44 in the prior year quarter, which was partially driven by the fact that the Tax Cuts and Jobs Act, as discussed further in the Outlook section below, was not enacted until December 2017. The operating ratio (operating expenses divided by operating revenue) was 93.0 percent in the first quarter of 2018 compared to 94.6 percent in the first quarter of 2017.

The Company had $35.5 million in net cash provided by operating activities in the first three months of 2018 compared with $24.1 million in the same period last year.  The increase is primarily due to increases in operating income and depreciation and amortization expense along with decreased income tax expense.  The Company had net cash used in investing activities of $46.8 million during the first three months of 2018 compared to $87.8 million in the first three months of 2017, primarily as a result of lower capital expenditures for revenue equipment and real estate in the first three months of 2018.  The Company’s net cash provided by financing activities was $7.1 million in the first three months of 2018 compared to $62.8 million during the same period last year, primarily due to reduced borrowing to fund capital expenditures.  The Company had $50.8 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $32.8 million and a cash and cash equivalents balance of $0.5 million at March 31, 2018.  The Company also had $91.7 million in obligations under capital leases at March 31, 2018.  The Company was in compliance with the debt covenants under its credit agreement at March 31, 2018.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides regional and interregional less-than-truckload (LTL) services across 39 states through a single integrated organization. While approximately 97 percent of its revenue is derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2018 and 2017

(unaudited)

			Percent
			Variance
	2018	2017 As Adjusted (1)	'18 v. '17
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$392,805	$323,090	21.6%
Operating Expenses:
Salaries, wages and employees’ benefits	211,124	180,903	16.7
Purchased transportation	29,916	20,820	43.7
Depreciation and amortization	23,030	20,087	14.7
Fuel and other operating expenses	101,156	83,753	20.8
Operating Income	27,579	17,527	57.4
Operating Ratio	93.0%	94.6%	1.7
Nonoperating Expense	1,123	1,009	11.3

Working Capital (as of March 31, 2018 and 2017)	47,322	10,275
Cash Flows provided by Operations (year to date)	35,502	24,128
Net Acquisitions of Property and Equipment (year to date)	46,781	87,781

Saia Motor Freight Operating Statistics:
LTL Tonnage	1,199	1,068	12.2
LTL Shipments	1,770	1,633	8.4
LTL Revenue per hundredweight	$15.92	$14.78	7.7

(1)	Reflects the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09. See Note 1 to the Condensed Consolidated Financial Statements for further details.

Quarter ended March 31, 2018 compared to Quarter ended March 31, 2017

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2018 increased 21.6 percent to $392.8 million primarily as a result of increased tonnage, shipments, fuel surcharges and pricing actions, partially offset by the timing of Good Friday.  Expansion into the Northeastern United States and the new Canadian marketing arrangement during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in the first quarter of 2018.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.7 percent to $15.92 per hundredweight for the first quarter of 2018 as a result of increased rates and fuel surcharges and length of haul.  For the first quarter of 2018, Saia’s LTL tonnage increased 12.2 percent per workday to 1.2 million tons, and LTL shipments increased 8.4 percent per workday to 1.8 million shipments.  For the first quarter of 2018, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on July 17, 2017, Saia implemented a 4.9 percent general rate increase.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 13.0 percent of operating revenue for the quarter ended March 31, 2018 compared to 10.9 percent for the quarter ended March 31, 2017, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $27.6 million in the first quarter of 2018 compared to $17.5 million in the prior year quarter.  Overall, the operations were favorably impacted in the first quarter of 2018 by higher tonnage, shipments, fuel surcharge and yield, which were offset by salary and wage increases, higher fuel and purchased transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion.  The first quarter of 2018 operating ratio (operating expenses divided by operating revenue) was 93.0 percent compared to 94.6 percent for the same period in 2017.

Salaries, wages and benefits increased $30.2 million in the first quarter of 2018 compared to the first quarter of 2017 largely due to higher wages associated with increased headcount in the first quarter of 2018, a wage increase in July 2017 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $14.8 million in the first quarter of 2018 compared to the prior year quarter largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the geographic expansion.  During the first quarter of 2018, claims and insurance expense was $1.1 million higher than the previous year quarter primarily due to increased cargo claims, partially offset by decreased accident frequency and severity and decreased development on older claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation increased $9.1 million in the first quarter of 2018 compared to the first quarter of 2017 primarily due to increases in purchased transportation cost per mile and higher utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout the first quarter of 2018.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the first quarter of 2018 was $0.3 million higher than the first quarter of 2017 due to increased average borrowings in the first quarter of 2018.

The effective tax rate was 20.2 percent and 31.0 percent for the quarters ended March 31, 2018 and 2017, respectively.  The decrease in the first quarter tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act, which reduced corporate tax rates effective January 1, 2018, as discussed further in the Outlook section below.  Additionally, the effective tax rate for the first quarter of 2018 was also lower due to discrete impacts of legislation surrounding alternative fuel tax credits enacted in the first quarter of 2018 for the entire year of 2017, partially offset by reduced excess tax benefits from stock activity in the first quarter of 2018 as compared to the first quarter of 2017.  Alternative fuel tax credits have not been enacted for 2018.

Net income was $21.1 million, or $0.80 per diluted share, in the first quarter of 2018 compared to net income of $11.4 million, or $0.44 per diluted share, in the first quarter of 2017.

Working capital/capital expenditures

Working capital at March 31, 2018 was $47.3 million, which increased from working capital at March 31, 2017 of $10.3 million.

Current assets at March 31, 2018 increased by $41.5 million as compared to March 31, 2017 and includes an increase in accounts receivable of $42.6 million, partially offset by a decrease in prepaid expenses and other.  Current liabilities increased by $4.4 million at March 31, 2018 compared to March 31, 2017 largely due to increases in accrued wages, vacation and employee benefits and claims and insurance accruals, partially offset by decreases in accounts payable and the current portion of long-term debt.  Cash flows provided by operating activities were $35.5 million for the three months ended March 31, 2018 versus $24.1 million for the three months ended March 31, 2017.  For the three months ended March 31, 2018, net cash used in investing activities was $46.8 million versus $87.8 million in the same period last year, a $41.0 million decrease.  This decrease resulted primarily from lower capital expenditures for revenue equipment and real estate. For the three months ended March 31, 2018, net cash provided by financing activities was $7.1 million compared to $62.8 million during the same period last year, as a result of reduced borrowing (net of repayments) to fund capital expenditures.

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

With the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017, the federal corporate income tax rate was reduced from 35 percent to 21 percent effective January 1, 2018.  The Act is unclear in many respects, including as it relates to executive compensation, and could be subject to potential amendments and technical corrections, as well as interpretations and implementation regulations by the Treasury Department and Internal Revenue Service. In addition, it is uncertain how these federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, the Company has not yet been able to make a reasonable estimate of the impact of certain items and generally continues to account for those items based on the tax laws in effect prior to the Act. As further interpretations, clarifications and amendments to the Act are made, the Company's future financial statements could be materially impacted.  In all cases, the Company will continue to refine its calculations as additional analysis is completed.

The Company currently expects the effective tax rate for 2018 to be in the range of 24 percent to 26 percent.  The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring discrete items, the resolution of income tax audits, changes in tax laws, including alternative fuel tax credits, or the tax impact from employee share-based payments.

Effective July 1, 2017, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $16 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains. The Company also anticipates market competitive wage increases in July 2018.

If the Company builds market share, including through its geographic expansion, it expects numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage.  The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, regulatory changes, successful expansion of our service geography into the Northeastern United States and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles when it became effective for the Company on January 1, 2018. The Company adopted the standard using the retrospective transition method.

As a result of the adoption of this standard, the Company changed the presentation of its non-asset truckload business from net revenue to gross revenue and changed the method of recognizing that revenue from upon commencement of the services to over the transit time of the freight as it moves from origin to destination.

The Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.  Refer to Note 1 of the Condensed Consolidated Financial Statements for details as to the impact of the adoption of this standard on previously issued financial information.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. generally accepted accounting principles. The new standard is effective for the Company on January 1, 2019. Early adoption is permitted. The standard permits the use of either a modified retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU No. 2016-02 will have on its consolidated financial statements and related disclosures. While the Company has adopted a timeline for implementation and has selected a system to facilitate the adoption of the new standard, the Company has not yet completed its review of existing agreements using the new definition of a lease. Based on the Company’s current analysis, it believes the most significant changes relate to the recognition of lease assets and liabilities on its consolidated balance sheet.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Restated Credit Agreement

The Company is party to a Restated Credit Agreement with a group of banks to fund capital investments, letters of credit and working capital needs.  The Restated Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also has an accordion feature that allows for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.

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

At March 31, 2018, the Company had borrowings of $50.8 million and outstanding letters of credit of $31.0 million under the Restated Credit Agreement.  At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Restated Master Shelf Agreement

In 2002, the Company issued $100 million in Senior Notes under a $125 million (amended to $150 million in April 2005) Master Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates.  The Company issued an additional $25 million in Senior Notes on November 30, 2007 and $25 million in Senior Notes on January 31, 2008 under the same Master Shelf Agreement. Upon maturity in December 2017, the Company paid off the outstanding balanace of the Senior Notes.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $91.7 million and $89.9 million as of March 31, 2018 and December 31, 2017, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at March 31, 2018 and December 31, 2017 were 3.14 percent and 3.07 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $157.8 million for the year ended December 31, 2017, while net cash used in investing activities was $181.5 million.  Cash flows provided by operating activities were $35.5 million for the three months ended March 31, 2018, $11.4 million higher than the first three months of the prior year. The increase is due to increases in operating income and depreciation and amortization expense.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At March 31, 2018, the Company had $168.2 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at March 31, 2018.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2018 are approximately $265 million, inclusive of equipment acquired using capital leases. This represents an approximately $48 million increase from 2017 net capital expenditures of $217 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2018 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $52.1 million in the first three months of 2018, inclusive of equipment acquired using capital leases. Approximately $87.9 million of the 2018 remaining capital budget was committed as of March 31, 2018.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.1 million for the remainder of 2018 and decreasing for each year thereafter based on borrowings and commitments outstanding at March 31, 2018.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2018 (in millions):

	Payments due by year
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$50.8	$—	$—	$—	$50.8
Leases:
Capital Leases (1)	13.1	17.5	17.5	18.0	16.6	18.0	100.7
Operating leases	14.9	17.2	13.8	11.5	9.4	27.4	94.2
Purchase obligations (2)	89.8	0.8	0.8	—	—	—	91.4
Total contractual obligations	$117.8	$35.5	$82.9	$29.5	$26.0	$45.4	$337.1

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $87.9 million for capital expenditures.

	Amount of commitment expiration by year
	2018	2019	2020	2021	2022	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$168.2	$—	$—	$—	$168.2
Letters of credit	0.1	32.7	—	—	—	—	32.8
Surety bonds	6.6	42.3	—	—	—	—	48.9
Total commercial commitments	$6.7	$75.0	$168.2	$—	$—	$—	$249.9

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.2 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of March 31, 2018.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At March 31, 2018, the Company has $78.5 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

•

Revenue Recognition and Related Allowances.  Revenue is recognized over the transit time of the shipment as it moves from origin to destination while expenses are recognized as incurred.  In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectability.

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

•

Accounting for Income Taxes. Significant management judgment is required to determine (i) the provision for income taxes, especially in the initial periods following the enactment of significant tax law changes, (ii) whether deferred income taxes will be realized in full or in part and (iii) the liability for unrecognized tax benefits related to uncertain tax positions.  Income tax expense is equal to the current year’s liability for income taxes and a provision for deferred income taxes. Deferred tax assets and liabilities are recorded for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be applied to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When it is more likely that all or some portion of specific deferred income tax assets will not be realized, a valuation allowance must be established for the amount of deferred income tax assets that are determined not to be realizable. A valuation allowance for deferred income tax assets has not been deemed necessary due to our profitable operations. Accordingly, if facts or financial circumstances change and consequently impact the likelihood of realizing the deferred income tax assets, we would need to apply management’s judgment to determine the amount of valuation allowance required in any given period.

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2018.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt	$11.1	$15.1	$15.6	$16.7	$15.8	$17.5	$91.8	$90.8
Average interest rate	3.1%	3.1%	3.1%	3.1%	3.1%	3.1%
Variable rate debt	$—	$—	$50.8	$—	$—	$—	$50.8	$50.8
Average interest rate	—	—	2.9%	—	—	—

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2018 through
January 31, 2018	—	(2)	$—	(2)	—	$—
February 1, 2018 through
February 28, 2018	2,100	(3)	$73.49	(3)	—	—
March 1, 2018 through
March 31, 2018	2,000	(4)	$70.57	(4)	—	—
Total	4,100				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2018 through January 31, 2018.
(3)

The Saia, Inc. Executive Capital Accumulation Plan sold 11,323 shares of Saia stock at an average price of $73.51 per share on the open market during the period of February 1, 2018 through February 28, 2018.

(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 2,708 shares of Saia stock at an average price of $76.20 per share on the open market during the period of March 1, 2018 through March 31, 2018.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 27, 2018	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
Executive Vice President and
Chief Financial Officer