Form 10-Q
period 2018-06-30
SAIA INC
filed 2018-08-01
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at August 1, 2018
Common Stock, par value $.001 per share	25,692,567

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2018	December 31, 2017 As Adjusted (Note 1)
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$1,189	$4,720
Accounts receivable, net	200,644	170,278
Prepaid expenses and other	30,854	28,251
Total current assets	232,687	203,249
Property and Equipment, at cost	1,419,359	1,289,994
Less-accumulated depreciation	594,678	554,214
Net property and equipment	824,681	735,780
Goodwill and Identifiable Intangibles, net	23,346	24,027
Other Noncurrent Assets	5,244	4,259
Total assets	$1,085,958	$967,315
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$71,045	$57,438
Wages, vacation and employees’ benefits	46,739	39,748
Claims and insurance accruals	41,326	35,850
Other current liabilities	29,628	19,807
Current portion of long-term debt	16,839	14,083
Total current liabilities	205,577	166,926
Other Liabilities:
Long-term debt, less current portion	138,161	118,833
Deferred income taxes	63,419	59,423
Claims, insurance and other	38,827	39,639
Total other liabilities	240,407	217,895
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,692,567 and 25,551,617 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	26	26
Additional paid-in-capital	252,536	246,454
Deferred compensation trust, 155,714 and 170,310 shares of common stock at cost at June 30, 2018 and December 31, 2017, respectively	(3,494)	(3,486)
Retained earnings	390,906	339,500
Total stockholders’ equity	639,974	582,494
Total liabilities and stockholders’ equity	$1,085,958	$967,315

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2018 and 2017

(unaudited)

	Second Quarter		Six Months
	2018	2017 As Adjusted (Note 1)	2018	2017 As Adjusted (Note 1)
	(in thousands, except per share data)
Operating Revenue	$428,732	$364,404	$821,537	$687,494
Operating Expenses:
Salaries, wages and employees’ benefits	220,406	196,388	431,530	377,291
Purchased transportation	34,113	28,639	64,029	49,459
Fuel, operating expenses and supplies	84,745	66,092	163,539	130,082
Operating taxes and licenses	12,794	10,875	24,944	21,457
Claims and insurance	9,910	10,426	20,101	19,475
Depreciation and amortization	25,241	22,182	48,271	42,269
Loss (gain) from property disposals, net	(42)	116	(21)	248
Total operating expenses	387,167	334,718	752,393	640,281
Operating Income	41,565	29,686	69,144	47,213
Nonoperating Expenses (Income):
Interest expense	1,454	1,538	2,680	2,449
Other, net	(142)	90	(245)	188
Nonoperating expenses, net	1,312	1,628	2,435	2,637
Income Before Income Taxes	40,253	28,058	66,709	44,576
Income Tax Provision	9,972	10,487	15,303	15,610
Net Income	$30,281	$17,571	$51,406	$28,966

Weighted average common shares outstanding – basic	25,766	25,501	25,732	25,477
Weighted average common shares outstanding – diluted	26,354	26,000	26,326	25,982

Basic Earnings Per Share	$1.18	$0.69	$2.00	$1.14
Diluted Earnings Per Share	$1.15	$0.68	$1.95	$1.12

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(unaudited)

	Six Months
	2018	2017 As Adjusted (Note 1)
	(in thousands)
Operating Activities:
Net income	$51,406	$28,966
Noncash items included in net income:
Depreciation and amortization	48,271	42,269
Other, net	9,395	14,380
Changes in operating assets and liabilities, net	3,046	(6,298)
Net cash provided by operating activities	112,118	79,317
Investing Activities:
Acquisition of property and equipment	(118,573)	(127,330)
Proceeds from disposal of property and equipment	418	923
Net cash used in investing activities	(118,155)	(126,407)
Financing Activities:
Repayment of revolving credit agreement	(92,475)	(70,386)
Borrowing of revolving credit agreement	99,475	125,400
Proceeds from stock option exercises	4,165	1,288
Shares withheld for taxes	(1,321)	(1,211)
Repayment of senior notes	—	(3,571)
Repayment of capital leases	(7,338)	(5,570)
Net cash provided by financing activities	2,506	45,950
Net Decrease in Cash and Cash Equivalents	(3,531)	(1,140)
Cash and cash equivalents, beginning of period	4,720	1,539
Cash and cash equivalents, end of period	$1,189	$399

Non Cash Investing Activities
Equipment financed with capital leases	$22,422	$28,691

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2018.

Business

The Company provides regional and interregional less-than-truckload (LTL) services across 40 states through a single integrated organization. While approximately 97 percent of its revenue is derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.  The Company’s customer base is diversified across numerous industries.

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

Key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•

Revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move shipments from their origin to their final destination or interchange; and

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

Claims and Insurance Accruals

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

Effective March 1, 2018, the Company entered into a new auto liability policy with a three-year term. The risk retention amount per occurrence remains at $2.0 million under the new policy. The policy includes a limit for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36 month term ended March 1, 2021. The policy includes a returnable premium of up to $5.2 million, to be adjusted by the insurer for changes in claims, and a provision to extend the term of the policy for one additional 12 month period, if management and the insurer mutually agree to commute the policy for the first 12 months of the policy term. A decision with respect to commutation of the first 12 months of the policy cannot be made before March 1, 2019. The policy also includes a returnable premium of up to $15.6 million, to be adjusted by the insurer for changes in claims, if management and the insurer mutually agree to commute the policy for the entire 36 months. A decision with respect to commutation of the entire policy cannot be made before August 30, 2021, unless both the Company and the insurance carrier agree to a commutation prior to the end of the policy term. Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three year policy period. Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at June 30, 2018.

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

Condensed Consolidated Balance Sheet impact:

	As of December 31, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands)
Accounts receivable	$170,278	$170,610	$(332)
Total current assets	203,249	203,581	(332)
Total assets	967,315	967,647	(332)
Accounts payable	57,438	57,717	(279)
Total current liabilities	166,926	167,205	(279)
Retained earnings	339,500	339,553	(53)
Total stockholders’ equity	582,494	582,547	(53)
Total liabilities and stockholders’ equity	967,315	967,647	(332)

Condensed Consolidated Statement of Operations impact:

	For the quarter ended June 30, 2017			For the six months ended June 30, 2017
	As adjusted	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change
	(in thousands, except per share data)
Operating revenue	$364,404	$358,160	$6,244	$687,494	$675,197	$12,297
Purchased transportation	28,639	22,363	6,276	49,459	37,138	12,321
Total operating expenses	334,718	328,442	6,276	640,281	627,960	12,321
Operating income	29,686	29,718	(32)	47,213	47,237	(24)
Net income	17,571	17,603	(32)	28,966	28,990	(24)
Basic Earnings Per Share	0.69	0.69	—	1.14	1.14	—
Diluted Earnings Per Share	0.68	0.68	—	1.12	1.12	—

Condensed Consolidated Statement of Cash Flows impact:

	For the six months ended June 30, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands)
Net income	$28,966	$28,990	$(24)
Changes in operating assets and liabilities, net	(6,298)	(6,322)	24
Net cash provided by operating activities	79,317	79,317	—
Net decrease in cash and cash equivalents	(1,140)	(1,140)	—

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2018	2017 As Adjusted (Note 1)	2018	2017 As Adjusted (Note 1)
Numerator:
Net income	$30,281	$17,571	$51,406	$28,966
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,766	25,501	25,732	25,477
Effect of dilutive stock options	167	100	170	108
Effect of other common stock equivalents	421	399	424	397
Denominator for diluted earnings per share–adjusted weighted average common shares	26,354	26,000	26,326	25,982

Basic Earnings Per Share	$1.18	$0.69	$2.00	$1.14

Diluted Earnings Per Share	$1.15	$0.68	$1.95	$1.12

For the quarter and six months ended June 30, 2018, options and restricted stock for 45,150 and 61,233 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2017, options and restricted stock for 204,628 and 226,164 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at June 30, 2018.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2018 and December 31, 2017, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2018 and December 31, 2017 was $154.0 million and $132.3 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $155.0 million and $132.9 million at June 30, 2018 and December 31, 2017, respectively.

(5) Debt and Financing Arrangements

At June 30, 2018 and December 31, 2017, debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit Agreement with Banks, described below	$50,000	$43,000
Capital Leases, described below	105,000	89,916
Total debt	155,000	132,916
Less: current portion of long-term debt	16,839	14,083
Long-term debt, less current portion	$138,161	$118,833

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

At June 30, 2018, the Company had borrowings of $50.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $105.0 million and $89.9 million as of June 30, 2018 and December 31, 2017, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at June 30, 2018 and December 31, 2017 were 3.33 percent and 3.07 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on capital leases, for the next five years (in thousands) are as follows:

Amount
2018	$10,046
2019	20,092
2020	70,092
2021	20,669
2022	19,233
Thereafter	26,022
Total	166,154
Less: Amounts Representing Interest on Capital Leases	11,154
Total	$155,000

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns in the business cycle;
•	effectiveness of Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels;
•	the creditworthiness of our customers and their ability to pay for services;
•	failure to achieve acquisition synergies;
•	failure to operate and grow acquired businesses in a manner that supports the value allocated to these acquired businesses, including their goodwill;
•	economic declines in the geographic regions or industries in which our customers operate;
•	competitive initiatives and pricing pressures, including in connection with fuel surcharge;
•	loss of significant customers;
•	the Company’s need for capital and uncertainty of the credit markets;
•	the possibility of defaults under the Company’s debt agreements (including violation of financial covenants);
•	possible issuance of equity which would dilute stock ownership;
•	integration risks;
•	the effect of litigation including class action lawsuits;
•	cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment, technology and other assets;
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

•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;
•	self-insurance claims and other expense volatility;
•	cost and availability of insurance coverage;

•	increased costs of healthcare and prescription drugs, including as a result of healthcare legislation;
•	social media risks;
•	disruption in or failure of the Company’s technology including services essential to operations of the Company and/or cyber security risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy.  The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States.  The Company’s business is both labor and capital intensive.  The Company maintains competitive compensation, benefits and training programs to minimize turnover while supporting its value proposition.  The Company’s business requires continual investment in safe, reliable and efficient equipment and the acquisition of terminal assets. These investments along with on-going investments in technology and analytics are designed to optimize the network while meeting and exceeding customers’ standards of service.  These investments coupled with targeted sales and marketing efforts provide the Company with a framework to improve profitability through pricing initiatives, effective cost management and volume growth.

The Company’s operating revenue increased by 17.7 percent in the second quarter of 2018 compared to the same period in 2017.  The increase resulted primarily from increased shipments, tonnage, fuel surcharges, pricing actions and the timing of Good Friday.  Expansion into the Northeastern United States and the new Canadian marketing arrangement which began in the second quarter of 2017 were contributing factors in the increased shipments and tonnage in the second quarter of 2018.

Consolidated operating income was $41.6 million for the second quarter of 2018 compared to $29.7 million for the second quarter of 2017.  In the second quarter of 2018, LTL shipments and tonnage per workday were up 4.3 percent and 7.7 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $1.15 in the second quarter of 2018, compared to diluted earnings per share of $0.68 in the prior year quarter, which was partially driven by the fact that the Tax Cuts and Jobs Act, as discussed further in the Outlook section below, was not enacted until December 2017. The operating ratio (operating expenses divided by operating revenue) was 90.3 percent in the second quarter of 2018 compared to 91.9 percent in the second quarter of 2017.

The Company had $112.1 million in net cash provided by operating activities in the first six months of 2018 compared with $79.3 million in the same period last year.  The increase is primarily due to an increase in operating income, decreased income tax expense and working capital fluctuations.  The Company had net cash used in investing activities of $118.2 million during the first six months of 2018 compared to $126.4 million in the first six months of 2017, primarily as a result of the timing of capital expenditures for revenue equipment and real estate in the first six months of 2018.  The Company’s net cash provided by financing activities was $2.5 million in the first six months of 2018 compared to $46.0 million during the same period last year, primarily due to reduced borrowing (net of repayments) to fund capital expenditures.  The Company had $50.0 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $29.5 million and a cash and cash equivalents balance of $1.2 million at June 30, 2018.  The Company also had $105.0 million in obligations under capital leases at June 30, 2018.  The Company was in compliance with the debt covenants under its credit agreement at June 30, 2018.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides regional and interregional less-than-truckload (LTL) services across 40 states through a single integrated organization. While approximately 97 percent of its revenue is derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2018 and 2017

(unaudited)

			Percent
			Variance
	2018	2017 As Adjusted (1)	'18 v. '17
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$428,732	$364,404	17.7%
Operating Expenses:
Salaries, wages and employees’ benefits	220,406	196,388	12.2
Purchased transportation	34,113	28,639	19.1
Depreciation and amortization	25,241	22,182	13.8
Fuel and other operating expenses	107,407	87,509	22.7
Operating Income	41,565	29,686	40.0
Operating Ratio	90.3%	91.9%	1.7
Nonoperating Expense	1,312	1,628	(19.4)

Working Capital (as of June 30, 2018 and 2017)	27,110	29,879
Cash Flows provided by Operations (year to date)	112,118	79,317
Net Acquisitions of Property and Equipment (year to date)	118,155	126,407

Saia Motor Freight Operating Statistics:
LTL Tonnage	1,278	1,187	7.7
LTL Shipments	1,866	1,788	4.3
LTL Revenue per hundredweight	$16.44	$14.99	9.6

(1)	Reflects the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09. See Note 1 to the Condensed Consolidated Financial Statements for further details.

Quarter ended June 30, 2018 compared to Quarter ended June 30, 2017

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2018 increased 17.7 percent to $428.7 million primarily as a result of increased tonnage, shipments, fuel surcharges, pricing actions and the timing of Good Friday.  Expansion into the Northeastern United States and the new Canadian marketing arrangement during the second quarter of 2017 were contributing factors in the continued increased shipments and tonnage in the second quarter of 2018.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 9.6 percent to $16.44 per hundredweight for the second quarter of 2018 as a result of increased rates, fuel surcharges and length of haul.  For the second quarter of 2018, Saia’s LTL tonnage increased 7.7 percent per workday to 1.3 million tons, and LTL shipments increased 4.3 percent per workday to 1.9 million shipments.  For the second quarter of 2018, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on July 17, 2017 and May 21, 2018, Saia implemented a 4.9 percent and 5.9 percent general rate increase, respectively.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 13.8 percent of operating revenue for the quarter ended June 30, 2018 compared to 10.9 percent for the quarter ended June 30, 2017, as a result of increases in the cost of fuel.

For the six months ended June 30, 2018, operating revenues were $821.5 million, up 19.5 percent from $687.5 million for the six months ended June 30, 2017, primarily due to increased tonnage, shipments, fuel surcharges and pricing actions.  Fuel surcharge revenue increased to 13.4 percent of operating revenue for the six months ended June 30, 2018 compared to 10.9 percent for the six months ended June 30, 2017, as a result of increased fuel prices.

Operating expenses and margin

Consolidated operating income was $41.6 million in the second quarter of 2018 compared to $29.7 million in the prior year quarter.  Overall, the operations were favorably impacted in the second quarter of 2018 by higher tonnage, shipments, fuel surcharge and pricing actions, which were offset by salary and wage increases, higher fuel and purchased transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion.  The second quarter of 2018 operating ratio (operating expenses divided by operating revenue) was 90.3 percent compared to 91.9 percent for the same period in 2017.

Salaries, wages and benefits increased $24.0 million in the second quarter of 2018 compared to the second quarter of 2017 largely due to higher wages associated with increased headcount in the second quarter of 2018, a wage increase in July 2017 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $18.7 million in the second quarter of 2018 compared to the prior year quarter largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the second quarter of 2018, claims and insurance expense was $0.5 million lower than the previous year quarter primarily due to decreased accident frequency and severity, partially offset by increased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence.  Purchased transportation increased $5.5 million in the second quarter of 2018 compared to the second quarter of 2017 primarily due to increases in purchased transportation cost per mile and higher utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout the second quarter of 2018.

For the six months ended June 30, 2018, consolidated operating income was $69.1 million, up 46.5 percent compared to $47.2 million for the six months ended June 30, 2017.

Salaries, wages and benefits increased $54.2 million during the first six months of 2018 compared to the same period last year largely due to increased wages associated with increased headcount in the first six months of 2017, a wage increase in July 2017 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $33.5 million during the first six months of 2018 compared to the same period last year largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the geographic expansion.  During the first six months of 2018, claims and insurance expense was $0.6 million higher than the same period last year primarily due to increased cargo claims and increased development on older claims, partially offset by decreased accident frequency and severity. Purchased transportation increased $14.6 million compared to the first six months of 2017 primarily due to increases in purchased transportation cost per mile and higher utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout the first six months of 2018.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the second quarter of 2018 was $0.1 million lower than the second quarter of 2017 due to decreased average borrowings, partially offset by increased average interest rates in the second quarter of 2018.  Interest expense in the first six months of 2018 was $0.2 million higher than the first six months of 2017 due to increased average interest rates, partially offset by decreased average borrowings in the first six months of 2018.

The effective tax rate was 24.8 percent and 37.4 percent for the quarters ended June 30, 2018 and 2017, respectively.  The decrease in the second quarter tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act, which reduced corporate tax rates effective January 1, 2018, as discussed further in the Outlook section below.

For the six months ended June 30, 2018, the effective tax rate was 22.9 percent compared to 35.0 percent for the six months ended June 30, 2017.  The decrease in the six month tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act, as discussed further in the Outlook section below.  Additionally, the effective tax rate for the first six months of 2018 was also lower due to discrete impacts of legislation surrounding alternative fuel tax credits enacted in the first quarter of 2018 for the entire year of 2017, partially offset by reduced excess tax benefits from stock activity in the first six months of 2018 as compared to the first six months of 2017.  Alternative fuel tax credits have not been enacted for 2018.

Net income was $30.3 million, or $1.15 per diluted share, in the second quarter of 2018 compared to net income of $17.6 million, or $0.68 per diluted share, in the second quarter of 2017.  Net income was $51.4 million, or $1.95 per diluted share, for the first six months of 2018 compared to net income of $29.0 million, or $1.12 per diluted share, for the first six months of 2017.

Working capital/capital expenditures

Working capital at June 30, 2018 was $27.1 million, which decreased from working capital at June 30, 2017 of $29.9 million.

Current assets at June 30, 2018 increased by $35.3 million as compared to June 30, 2017 and includes an increase in accounts receivable of $33.9 million.  Current liabilities increased by $38.1 million at June 30, 2018 compared to June 30, 2017 largely due to increases in accounts payable, accrued taxes, accrued wages, vacation and employee benefits and claims and insurance accruals.  Cash flows provided by operating activities were $112.1 million for the six months ended June 30, 2018 versus $79.3 million for the six months ended June 30, 2017.  For the six months ended June 30, 2018, net cash used in investing activities was $118.2 million versus $126.4 million in the same period last year, a $8.2 million decrease.  This decrease resulted primarily from lower capital expenditures for revenue equipment and real estate.  For the six months ended June 30, 2018, net cash provided by financing activities was $2.5 million compared to $46.0 million during the same period last year, as a result of reduced borrowing (net of repayments) to fund capital expenditures.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  On May 21, 2018, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

The Company currently expects the effective tax rate for 2018 to be in the range of 24 percent to 25 percent.  The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring discrete items, the resolution of income tax audits, changes in tax laws, including alternative fuel tax credits, or the tax impact from employee share-based payments.

Effective July 1, 2018, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $19 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

At June 30, 2018, the Company had borrowings of $50.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $105.0 million and $89.9 million as of June 30, 2018 and December 31, 2017, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at June 30, 2018 and December 31, 2017 were 3.33 percent and 3.07 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $157.8 million for the year ended December 31, 2017, while net cash used in investing activities was $181.5 million.  Cash flows provided by operating activities were $112.1 million for the six months ended June 30, 2018, $32.8 million higher than the first six months of the prior year. The increase is due to an increase in operating income, a decrease in income tax expense and working capital fluctuations.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At June 30, 2018, the Company had $172.3 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at June 30, 2018.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2018 are approximately $265 million, inclusive of equipment acquired using capital leases. This represents an approximately $48 million increase from 2017 net capital expenditures of $217 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2018 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $140.6 million in the first six months of 2018, inclusive of equipment acquired using capital leases. Approximately $95.7 million of the 2018 remaining capital budget was committed as of June 30, 2018.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.1 million for the remainder of 2018 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2018.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2018 (in millions):

	Payments due by year
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$50.0	$—	$—	$—	$50.0
Leases:
Capital Leases (1)	10.0	20.1	20.1	20.7	19.2	26.1	116.2
Operating leases	10.4	18.6	15.2	12.8	10.3	31.0	98.3
Purchase obligations (2)	98.3	0.8	0.8	—	—	—	99.9
Total contractual obligations	$118.7	$39.5	$86.1	$33.5	$29.5	$57.1	$364.4

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $95.7 million for capital expenditures.

	Amount of commitment expiration by year
	2018	2019	2020	2021	2022	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$172.3	$—	$—	$—	$172.3
Letters of credit	—	29.5	—	—	—	—	29.5
Surety bonds	0.6	48.6	—	—	—	—	49.2
Total commercial commitments	$0.6	$78.1	$172.3	$—	$—	$—	$251.0

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of June 30, 2018.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At June 30, 2018, the Company has $79.0 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2018.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt	$8.4	$17.1	$17.7	$18.8	$18.0	$25.0	$105.0	$104.0
Average interest rate	3.3%	3.3%	3.3%	3.3%	3.3%	3.3%
Variable rate debt	$—	$—	$50.0	$—	$—	$—	$50.0	$50.0
Average interest rate	—	—	3.3%	—	—	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2018 through
April 30, 2018	—	(2)	$—	(2)	—	$—
May 1, 2018 through
May 31, 2018	2,300	(3)	$67.73	(3)	—	—
June 1, 2018 through
June 30, 2018	—	(4)	$—	(4)	—	—
Total	2,300				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2018 through April 30, 2018.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 6,965 shares of Saia stock at an average price of $67.60 per share on the open market during the period of May 1, 2018 through May 31, 2018.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2018 through June 30, 2018.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: August 1, 2018	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
Executive Vice President and
Chief Financial Officer