Form 10-Q
period 2018-09-30
SAIA INC
filed 2018-10-31
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at October 31, 2018
Common Stock, par value $.001 per share	25,693,651

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2018	December 31, 2017 As Adjusted (Note 1)
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$529	$4,720
Accounts receivable, net	197,973	170,278
Prepaid expenses and other	26,155	28,251
Total current assets	224,657	203,249
Property and Equipment, at cost	1,445,049	1,289,994
Less-accumulated depreciation	609,324	554,214
Net property and equipment	835,725	735,780
Goodwill and Identifiable Intangibles, net	23,005	24,027
Other Noncurrent Assets	4,705	4,259
Total assets	$1,088,092	$967,315
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$62,025	$57,438
Wages, vacation and employees’ benefits	53,175	39,748
Claims and insurance accruals	39,846	35,850
Other current liabilities	37,083	19,807
Current portion of long-term debt	17,622	14,083
Total current liabilities	209,751	166,926
Other Liabilities:
Long-term debt, less current portion	103,715	118,833
Deferred income taxes	65,895	59,423
Claims, insurance and other	39,440	39,639
Total other liabilities	209,050	217,895
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,693,651 and 25,551,617 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	26	26
Additional paid-in-capital	253,366	246,454
Deferred compensation trust, 140,882 and 170,310 shares of common stock at cost at September 30, 2018 and December 31, 2017, respectively	(3,202)	(3,486)
Retained earnings	419,101	339,500
Total stockholders’ equity	669,291	582,494
Total liabilities and stockholders’ equity	$1,088,092	$967,315

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2018 and 2017

(unaudited)

	Third Quarter		Nine Months
	2018	2017 As Adjusted (Note 1)	2018	2017 As Adjusted (Note 1)
	(in thousands, except per share data)
Operating Revenue	$425,562	$357,010	$1,247,099	$1,044,505
Operating Expenses:
Salaries, wages and employees’ benefits	224,635	194,920	656,165	572,211
Purchased transportation	31,216	30,056	95,245	79,516
Fuel, operating expenses and supplies	81,643	66,679	245,182	196,761
Operating taxes and licenses	12,366	10,631	37,310	32,088
Claims and insurance	9,985	8,535	30,086	28,010
Depreciation and amortization	26,694	22,338	74,965	64,607
Loss (gain) from property disposals, net	326	(717)	305	(469)
Total operating expenses	386,865	332,442	1,139,258	972,724
Operating Income	38,697	24,568	107,841	71,781
Nonoperating Expenses (Income):
Interest expense	1,410	1,313	4,090	3,762
Other, net	(139)	(131)	(384)	57
Nonoperating expenses, net	1,271	1,182	3,706	3,819
Income Before Income Taxes	37,426	23,386	104,135	67,962
Income Tax Provision	9,231	9,013	24,534	24,623
Net Income	$28,195	$14,373	$79,601	$43,339

Weighted average common shares outstanding – basic	25,792	25,527	25,752	25,494
Weighted average common shares outstanding – diluted	26,354	26,113	26,328	26,050

Basic Earnings Per Share	$1.09	$0.56	$3.09	$1.70
Diluted Earnings Per Share	$1.07	$0.55	$3.02	$1.67

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(unaudited)

	Nine Months
	2018	2017 As Adjusted (Note 1)
	(in thousands)
Operating Activities:
Net income	$79,601	$43,339
Noncash items included in net income:
Depreciation and amortization	74,965	64,607
Other, net	14,826	18,812
Changes in operating assets and liabilities, net	17,718	979
Net cash provided by operating activities	187,110	127,737
Investing Activities:
Acquisition of property and equipment	(155,217)	(155,676)
Proceeds from disposal of property and equipment	778	3,090
Net cash used in investing activities	(154,439)	(152,586)
Financing Activities:
Repayment of revolving credit agreement	(170,733)	(159,102)
Borrowing of revolving credit agreement	142,733	193,601
Proceeds from stock option exercises	4,165	2,531
Shares withheld for taxes	(1,396)	(1,249)
Repayment of senior notes	—	(3,571)
Repayment of capital leases	(11,631)	(8,819)
Net cash provided by (used in) financing activities	(36,862)	23,391
Net Decrease in Cash and Cash Equivalents	(4,191)	(1,458)
Cash and cash equivalents, beginning of period	4,720	1,539
Cash and cash equivalents, end of period	$529	$81

Non Cash Investing Activities
Equipment financed with capital leases	$28,052	$31,320

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2018.

Business

The Company provides regional and interregional less-than-truckload (LTL) services across 40 states through a single integrated organization.  For the quarter and nine months ended September 30, 2018, 97.6% of revenue was derived from transporting LTL shipments.  For the quarter and nine months ended September 30, 2017, 97.2% and 97.3% of revenue, respectively, was derived from transporting LTL shipments.  The Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services throughout North America.  The Company’s customer base is diversified across numerous industries.

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

The average transit time to complete a shipment is between 1 to 5 days.  Payments for transportation services are normally billed after completion of the service and are generally due within 30 days after the invoice date.  The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

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

Claims and Insurance Accruals

Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities are included in claims and insurance reserves based on estimates of claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience.

Risk retention amounts per occurrence are as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage (auto liability)	2,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000

Effective March 1, 2018, the Company entered into a new auto liability policy with a three-year term. The risk retention amount per occurrence remains at $2.0 million under the new policy. The policy includes a limit for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36 month term ended March 1, 2021. The policy includes a returnable premium of up to $5.2 million, to be adjusted by the insurer for changes in claims, and a provision to extend the term of the policy for one additional 12 month period, if management and the insurer mutually agree to commute the policy for the first 12 months of the policy term. A decision with respect to commutation of the first 12 months of the policy cannot be made before March 1, 2019. The policy also includes a returnable premium of up to $15.6 million, to be adjusted by the insurer for changes in claims, if management and the insurer mutually agree to commute the policy for the entire 36 months. A decision with respect to commutation of the entire policy cannot be made before August 30, 2021, unless both the Company and the insurance carrier agree to a commutation prior to the end of the policy term. Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three year policy period. No such additional premium was accrued at September 30, 2018.  Management cannot predict whether or not future claims or the development of existing claims will justify a commutation, and accordingly, no related amounts were recorded at September 30, 2018.

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

Condensed Consolidated Balance Sheet impact:

	As of December 31, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands)
Accounts receivable	$170,278	$170,610	$(332)
Total current assets	203,249	203,581	(332)
Total assets	967,315	967,647	(332)
Accounts payable	57,438	57,717	(279)
Total current liabilities	166,926	167,205	(279)
Retained earnings	339,500	339,553	(53)
Total stockholders’ equity	582,494	582,547	(53)
Total liabilities and stockholders’ equity	967,315	967,647	(332)

Condensed Consolidated Statement of Operations impact:

	For the quarter ended September 30, 2017			For the nine months ended September 30, 2017
	As adjusted	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change
	(in thousands, except per share data)
Operating revenue	$357,010	$350,062	$6,948	$1,044,505	$1,025,259	$19,246
Purchased transportation	30,056	23,074	6,982	79,516	60,212	19,304
Total operating expenses	332,442	325,460	6,982	972,724	953,420	19,304
Operating income	24,568	24,602	(34)	71,781	71,839	(58)
Net income	14,373	14,407	(34)	43,339	43,397	(58)
Basic Earnings Per Share	0.56	0.56	—	1.70	1.70	—
Diluted Earnings Per Share	0.55	0.55	—	1.67	1.67	—

Condensed Consolidated Statement of Cash Flows impact:

	For the nine months ended September 30, 2017
	As adjusted	As originally reported	Effect of change
	(in thousands)
Net income	$43,339	$43,397	$(58)
Changes in operating assets and liabilities, net	979	921	58
Net cash provided by operating activities	127,737	127,737	—
Net decrease in cash and cash equivalents	(1,458)	(1,458)	—

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its real estate operating leases and (2) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2018	2017 As Adjusted (Note 1)	2018	2017 As Adjusted (Note 1)
Numerator:
Net income	$28,195	$14,373	$79,601	$43,339
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,792	25,527	25,752	25,494
Effect of dilutive stock options	167	152	168	124
Effect of other common stock equivalents	395	434	408	432
Denominator for diluted earnings per share–adjusted weighted average common shares	26,354	26,113	26,328	26,050

Basic Earnings Per Share	$1.09	$0.56	$3.09	$1.70

Diluted Earnings Per Share	$1.07	$0.55	$3.02	$1.67

For the quarter and nine months ended September 30, 2018, options and restricted stock for 45,150 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and nine months ended September 30, 2017, options and restricted stock for 63,104 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2018.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2018 and December 31, 2017, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2018 and December 31, 2017 was $120.3 million and $132.3 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $121.3 million and $132.9 million at September 30, 2018 and December 31, 2017, respectively.

(5) Debt and Financing Arrangements

At September 30, 2018 and December 31, 2017, debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Credit Agreement with Banks, described below	$15,000	$43,000
Capital Leases, described below	106,337	89,916
Total debt	121,337	132,916
Less: current portion of long-term debt	17,622	14,083
Long-term debt, less current portion	$103,715	$118,833

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

At September 30, 2018, the Company had borrowings of $15.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $106.3 million and $89.9 million as of September 30, 2018 and December 31, 2017, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at September 30, 2018 and December 31, 2017 were 3.4 percent and 3.1 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on capital leases, for the next five years (in thousands) are as follows:

Amount
2018	$5,240
2019	20,959
2020	35,959
2021	21,537
2022	20,101
Thereafter	28,968
Total	132,764
Less: Amounts Representing Interest on Capital Leases	11,427
Total	$121,337

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
•

the effect of governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, the Food and Drug Administration, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations and tax law changes;

•	potential changes to the North American Free Trade Agreement and to certain international tariffs;
•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;
•	self-insurance claims and other expense volatility;

•	cost and availability of insurance coverage, including the possibility the Company may be required to pay additional premiums under its auto liability policy;
•	increased costs of healthcare and prescription drugs, including as a result of healthcare legislation;
•	social media risks;
•	disruption in or failure of the Company’s technology including services essential to operations of the Company and/or cyber security risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

The Company’s operating revenue increased by 19.2 percent in the third quarter of 2018 compared to the same period in 2017.  The increase resulted primarily from increased shipments, tonnage, fuel surcharges, and pricing actions.  Expansion into the Northeastern United States and the new Canadian marketing arrangement which began in the second quarter of 2017 were contributing factors in the increased shipments and tonnage in the third quarter of 2018.

Consolidated operating income was $38.7 million for the third quarter of 2018 compared to $24.6 million for the third quarter of 2017.  In the third quarter of 2018, LTL shipments and tonnage per workday were up 5.4 percent and 7.3 percent, respectively, versus the prior year quarter.  Diluted earnings per share were $1.07 in the third quarter of 2018, compared to diluted earnings per share of $0.55 in the prior year quarter, which was partially driven by the fact that the Tax Cuts and Jobs Act, as discussed further in the Outlook section below, was not enacted until December 2017. The operating ratio (operating expenses divided by operating revenue) was 90.9 percent in the third quarter of 2018 compared to 93.1 percent in the third quarter of 2017.

The Company had $187.1 million in net cash provided by operating activities in the first nine months of 2018 compared with $127.7 million in the same period last year.  The increase is primarily due to an increase in operating income, decreased income tax expense and working capital fluctuations.  The Company had net cash used in investing activities of $154.4 million during the first nine months of 2018 compared to $152.6 million in the first nine months of 2017, primarily as a result of the timing of capital expenditures for revenue equipment and real estate in the first nine months of 2018.  The Company’s net cash used in financing activities was $36.9 million in the first nine months of 2018 compared to $23.4 million net cash provided by financing activities during the same period last year, primarily due to reduced borrowing (net of repayments) to fund capital expenditures.  The Company had $15.0 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $29.5 million and a cash and cash equivalents balance of $0.5 million at September 30, 2018.  The Company also had $106.3 million in obligations under capital leases at September 30, 2018.  The Company was in compliance with the debt covenants under its credit agreement at September 30, 2018.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2018 and 2017

(unaudited)

			Percent
			Variance
	2018	2017 As Adjusted (1)	'18 v. '17
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$425,562	$357,010	19.2%
Operating Expenses:
Salaries, wages and employees’ benefits	224,635	194,920	15.2
Purchased transportation	31,216	30,056	3.9
Depreciation and amortization	26,694	22,338	19.5
Fuel and other operating expenses	104,320	85,128	22.5
Operating Income	38,697	24,568	57.5
Operating Ratio	90.9%	93.1%	2.4
Nonoperating Expense	1,271	1,182	7.5

Working Capital (as of September 30, 2018 and 2017)	14,906	17,017
Cash Flows provided by Operations (year to date)	187,110	127,737
Net Acquisitions of Property and Equipment (year to date)	154,439	152,586

Saia Motor Freight Operating Statistics:
LTL Tonnage	1,208	1,126	7.3
LTL Shipments	1,780	1,690	5.4
LTL Revenue per hundredweight	$17.20	$15.38	11.9

(1)	Reflects the adoption of the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2014-09. See Note 1 to the Condensed Consolidated Financial Statements for further details.

Quarter and nine months ended September 30, 2018 compared to Quarter and nine months ended September 30, 2017

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2018 increased 19.2 percent to $425.6 million primarily as a result of increased tonnage, shipments, fuel surcharges, and pricing actions.  Continued expansion into the Northeastern United States was a contributing factor in the continued increased shipments and tonnage in the third quarter of 2018.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 11.9 percent to $17.20 per hundredweight for the third quarter of 2018 as a result of increased rates, changes in business mix, fuel surcharges and length of haul.  For the third quarter of 2018, Saia’s LTL tonnage increased 7.3 percent to 1.2 million tons, and LTL shipments increased 5.4 percent to 1.8 million shipments.  For the third quarter of 2018, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on July 17, 2017 and May 21, 2018, Saia implemented a 4.9 percent and 5.9 percent general rate increase, respectively.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 13.8 percent of operating revenue for the quarter ended September 30, 2018 compared to 11.1 percent for the quarter ended September 30, 2017, as a result of increases in the cost of fuel.

For the nine months ended September 30, 2018, operating revenues were $1,247.1 million, up 19.4 percent from $1,044.5 million for the nine months ended September 30, 2017, primarily due to increased tonnage, shipments, fuel surcharges and pricing actions.  Fuel surcharge revenue increased to 13.5 percent of operating revenue for the nine months ended September 30, 2018 compared to 11.0 percent for the nine months ended September 30, 2017, as a result of increased fuel prices.

Operating expenses and margin

Consolidated operating income was $38.7 million in the third quarter of 2018 compared to $24.6 million in the prior year quarter.  Overall, the operations were favorably impacted in the third quarter of 2018 by higher tonnage, shipments, fuel surcharge and pricing actions, which were offset by salary and wage increases, higher fuel and purchased transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion.  The third quarter of 2018 operating ratio (operating expenses divided by operating revenue) was 90.9 percent compared to 93.1 percent for the same period in 2017.

Salaries, wages and benefits increased $29.7 million in the third quarter of 2018 compared to the third quarter of 2017 largely due to higher wages associated with increased headcount in the third quarter of 2018, a wage increase in July 2018 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $15.0 million in the third quarter of 2018 compared to the prior year quarter largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the third quarter of 2018, claims and insurance expense was $1.5 million higher than the previous year quarter primarily due to increased insurance premiums, as well as by increased cargo claims. Purchased transportation increased $1.2 million in the third quarter of 2018 compared to the third quarter of 2017 primarily due to increases in purchased transportation cost per mile and higher utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul during the third quarter of 2018.

For the nine months ended September 30, 2018, consolidated operating income was $107.8 million, up 50.2 percent compared to $71.8 million for the nine months ended September 30, 2017.

Salaries, wages and benefits increased $84.0 million during the first nine months of 2018 compared to the same period last year largely due to increased wages associated with increased headcount in the first nine months of 2018, a wage increase in July 2017 as well as July 2018 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $48.4 million during the first nine months of 2018 compared to the same period last year largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the geographic expansion.  During the first nine months of 2018, claims and insurance expense was $2.1 million higher than the same period last year primarily due to increased cargo claims and higher insurance premiums partially offset by decreased accident frequency and severity. Purchased transportation increased $15.7 million compared to the first nine months of 2017 primarily due to increases in purchased transportation cost per mile and higher utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul during the first nine months of 2018.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the third quarter of 2018 was $0.1 million higher than the third quarter of 2017 due to increased average interest rates, partially offset by decreased average borrowings in the third quarter of 2018.  Interest expense in the first nine months of 2018 was $0.3 million higher than the first nine months of 2017 due to increased average interest rates, partially offset by decreased average borrowings in the first nine months of 2018.

The effective tax rate was 24.7 percent and 38.5 percent for the quarters ended September 30, 2018 and 2017, respectively.  The decrease in the third quarter tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act, which reduced corporate tax rates effective January 1, 2018, as discussed further in the Outlook section below.

For the nine months ended September 30, 2018, the effective tax rate was 23.6 percent compared to 36.2 percent for the nine months ended September 30, 2017.  The decrease in the nine month tax rate in 2018 is primarily a result of the Tax Cuts and Jobs Act, as discussed further in the Outlook section below.  Additionally, the effective tax rate for the first nine months of 2018 was also lower due to discrete impacts of legislation surrounding alternative fuel tax credits enacted in the first quarter of 2018 for the entire year of 2017, partially offset by reduced excess tax benefits from stock activity in the first nine months of 2018 as compared to the first nine months of 2017.  Alternative fuel tax credits have not been enacted for 2018.

Net income was $28.2 million, or $1.07 per diluted share, in the third quarter of 2018 compared to net income of $14.4 million, or $0.55 per diluted share, in the third quarter of 2017.  Net income was $79.6 million, or $3.02 per diluted share, for the first nine months of 2018 compared to net income of $43.3 million, or $1.67 per diluted share, for the first nine months of 2017.

Working capital/capital expenditures

Working capital at September 30, 2018 was $14.9 million, which decreased from working capital at September 30, 2017 of $17.0 million.

Current assets at September 30, 2018 increased by $24.4 million as compared to September 30, 2017 and includes an increase in accounts receivable of $26.2 million.  Current liabilities increased by $26.5 million at September 30, 2018 compared to September 30, 2017 largely due to increases in accrued taxes, accrued wages, vacation and employee benefits and claims and insurance accruals partially offset by a decrease in accounts payable.  Cash flows provided by operating activities were $187.1 million for the nine months ended September 30, 2018 versus $127.7 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, net cash used in investing activities was $154.4 million versus $152.6 million in the same period last year, a $1.8 million increase.  This increase resulted primarily from lower proceeds from sales of assets.  The Company currently plans net capital expenditures in 2018 of approximately $265 million.  For the nine months ended September 30, 2018, net cash used in financing activities was $36.9 million compared to $23.4 million net cash provided by financing activities during the same period last year, as a result of reduced borrowing (net of repayments) to fund capital expenditures.

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

With the enactment of the Tax Cuts and Jobs Act (the “Act”) in December 2017, the federal corporate income tax rate was reduced from 35 percent to 21 percent effective January 1, 2018.  The Company is uncertain how these federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. Accordingly, the Company has not yet finalized its estimate of the impact of certain items and generally continues to account for those items based on the tax laws in effect prior to the Act. As further interpretations, clarifications and amendments to the applicable tax laws and regulations are made, the Company's future financial statements could be impacted.  In all cases, the Company has continued to refine its calculations and expects completion during the fourth quarter financial reporting period.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company expects to adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company expects to adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its real estate operating leases and (2) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and adoption.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently expects to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently expects to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

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

At September 30, 2018, the Company had borrowings of $15.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  At December 31, 2017, the Company had borrowings of $43.0 million and outstanding letters of credit of $33.9 million under the Restated Credit Agreement.  The available portion of the Restated Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

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

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $106.3 million and $89.9 million as of September 30, 2018 and December 31, 2017, respectively.  Amortization of assets held under the capital leases is included in depreciation and amortization expense.  The weighted average interest rates for the capital leases at September 30, 2018 and December 31, 2017 were 3.4 percent and 3.1 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $157.8 million for the year ended December 31, 2017, while net cash used in investing activities was $181.5 million.  Cash flows provided by operating activities were $187.1 million for the nine months ended September 30, 2018, $59.4 million higher than the first nine months of the prior year. The increase is due to an increase in operating income, a decrease in income tax expense and working capital fluctuations.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At September 30, 2018, the Company had $207.3 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at September 30, 2018.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2018 are in excess of $265 million, inclusive of equipment acquired using capital leases. This represents an approximately $48 million increase from 2017 net capital expenditures of $217 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2018 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $182.5 million in the first nine months of 2018, inclusive of equipment acquired using capital leases. Approximately $69.0 million of the 2018 remaining capital budget was committed as of September 30, 2018.

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our condensed consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.3 million for the remainder of 2018 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2018.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2018 (in millions):

	Payments due by year
	2018	2019	2020	2021	2022	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$15.0	$—	$—	$—	$15.0
Leases:
Capital Leases (1)	5.2	21.0	21.0	21.5	20.1	29.0	117.8
Operating leases	5.5	20.5	16.5	13.9	11.2	31.3	98.9
Purchase obligations (2)	71.1	0.8	0.8	—	—	—	72.7
Total contractual obligations	$81.8	$42.3	$53.3	$35.4	$31.3	$60.3	$304.4

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Form 10-Q. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $69.0 million for capital expenditures.

	Amount of commitment expiration by year
	2018	2019	2020	2021	2022	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$207.3	$—	$—	$—	$207.3
Letters of credit	—	29.5	—	—	—	—	29.5
Surety bonds	0.6	48.3	—	—	—	—	48.9
Total commercial commitments	$0.6	$77.8	$207.3	$—	$—	$—	$285.7

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of September 30, 2018.  The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At September 30, 2018, the Company has $78.1 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Consdensed Consolidated Financial Statements contained herein, the Company has self-insured retention limits generally ranging from $250,000 to $2 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, past experience and other assumptions.  The liabilities are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2018.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2018
	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Fixed rate debt	$4.4	$17.8	$18.4	$19.5	$18.6	$27.6	$106.3	$105.3
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%
Variable rate debt	$—	$—	$15.0	$—	$—	$—	$15.0	$15.0
Average interest rate	—	—	3.5%	—	—	—

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2018 through
July 31, 2018	—	(2)	$—	(2)	—	$—
August 1, 2018 through
August 31, 2018	—	(3)	$—	(3)	—	—
September 1, 2018 through
September 30, 2018	750	(4)	$76.30	(4)	—	—
Total	750				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 15,582 shares of Saia stock at an average price of $79.67 during the period of July 1, 2018 through July 31, 2018.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of August 1, 2018 through August 31, 2018.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2018 through September 30, 2018.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2018 and 2017 (unaudited), (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited), and (iv) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 31, 2018	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
Executive Vice President and
Chief Financial Officer