Form 10-K
period 2018-12-31
SAIA INC
filed 2019-02-25
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Names of each exchange on which registered
Common Stock, par value $.001 per share	The Nasdaq Global Select Market

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

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,077,244,002 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 22, 2019 was 25,845,102.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2018, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 30, 2019, have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 97% of our revenue has been derived from transporting LTL shipments, we also offer customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight) is a leading LTL carrier that serves 41 states with plans to complete service coverage in the Northeastern states. Saia LTL Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds.

As of December 31, 2018, Saia LTL Freight operated a network comprised of 166 owned and leased facilities, including three general offices and owned approximately 4,834 tractors and 15,483 trailers, including equipment acquired with capital leases.

In May 2017, Saia implemented its strategy to begin serving new markets in the Northeast.  Since that time the Company has opened 10 new terminals in that region.  Over the past five years, Saia has invested more than $800 million in capital expenditures, primarily for real estate, revenue equipment and technology.  These investments have reduced the age of Saia’s fleet and support Saia’s plans for additional volume growth. Saia has also invested substantially in technology, training and business processes to enhance the Company’s ability to monitor and manage customer service, safety, operations and profitability.

In 2018, Saia generated revenue of $1.65 billion and operating income of $141.2 million. In 2017, Saia generated revenue of $1.40 billion and operating income of $94.7 million.  In 2018, the average Saia LTL Freight shipment weighed approximately 1,352 pounds and traveled an average distance of approximately 837 miles.

None of our approximately 10,300 employees is represented by a union.

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

Throughout the years, there has been a blurring of the three subgroups as individual companies are increasingly serving multiple markets. Today, Saia LTL Freight, as well the vast majority of the LTL capacity, services all three markets.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload carriers is typically lower and more variable relative to LTL carriers. However, the lack of a network subjects their drivers to extended periods away from home thus resulting in higher driver turnover and periodic driver shortages. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload company can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As size becomes a factor, capital is needed for technology, infrastructure and some limited facilities. Saia LTL Freight may participate in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia also offers its customers the truckload and expedited offerings of its non-asset operations.

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 28,000 shipments per day, each of which has a shipper and consignee, and sometimes a third party payor, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players in the national and regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. More recently Saia has grown largely through organic growth.

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

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate that the potential incremental profitability on growth in current markets can be 20 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where there is sufficient market potential. Future volume growth at Saia could result from improvements in the general economy, industry consolidation, geographic expansion and strategic acquisitions, as well as specific sales and marketing initiatives.

Continue to focus on delivering best-in-class service.

The foundation of Saia’s growth strategy is consistent delivery of high-quality service. Commitment to service quality is valued by customers and allows us to gain fair compensation for our services and positions us to improve market share.

Continue to focus on improving operating efficiencies.

Saia has operating initiatives focused on continuing to improve efficiency. These initiatives help offset a variety of structural cost increases like wages, healthcare benefits, workers’ compensation claims, parts and maintenance expense as well as casualty insurance. We believe Saia continues to be well positioned to manage costs and utilize assets. We believe we will continue to see new opportunities for cost savings.

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

Expand portfolio of services in the non-asset market

While our immediate priority is to improve profitability in our existing portfolio of services, we may pursue additional services to complement our existing non-asset market because it promotes profitability growth and provides additional services for our core LTL customers.

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

Saia focuses on providing LTL services in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and operational facilities associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. Saia also competes with small package carriers, final mile delivery services, railroads and air freight carriers.

Regulation

Over the past 39 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal and state governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, fuel efficiency and emissions standards, and the transportation and handling of hazardous materials.

Key areas of regulatory activity include:

Department of Homeland Security.

The trucking industry is working closely with government agencies to define and implement improved security processes. Federal, state and municipal authorities have implemented and continue to implement anti-terrorism measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (TSA) continues to focus on trailer security, driver identification, security clearance and border-crossing procedures. These and other safety and security measures, such as rules for transportation of hazardous materials and cargo-security regulations, could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries to customers.

Department of Transportation.

Motor carrier and freight brokerage operations are subject to safety, insurance and bonding requirements prescribed by the U.S. Department of Transportation (DOT) and various state agencies.

Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules including hours of service regulations that limit the maximum number of hours a driver may be on duty between mandatory off-duty hours.  Our operations have been adjusted to comply with these rules, and while our base operations have not been materially affected, we did experience deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

The FMCSA’s Compliance Safety Accountability Program (CSA) could adversely affect our results and ability to maintain or grow our fleet. CSA is an enforcement and compliance model that assesses a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators. The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions.

The FMCSA has issued a final rule requiring electronic driver logs be monitored by Electronic Log Devices (ELDs) for many in-state-only drivers and most interstate commercial motor vehicle drivers by no later than December 18, 2017. Drivers who voluntarily used a compliant automatic on-board recording device by the December 18, 2017 deadline were “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard.

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that will disclose drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse was established by the FMCSA in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles based on drug and alcohol violations and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse is scheduled to launch in early 2020 and will require us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ.

In 2016, the FMCSA and the National Highway Traffic Safety Administration (NHTSA) proposed regulations that would require vehicles of a certain size to be equipped with a speed limiting device set to a specified speed. A final rule has not yet been implemented and there can be no guarantee as to when, if ever, a final rule requiring speed limiting devices will be implemented, and if implemented, no assurance as to the nature of any such rule and its impact on our fleet and operations. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we expect that all our tractors will have the necessary on-board technology systems in place to capture this data by the time the regulations take effect.

Environmental Protection Agency.

The EPA has issued regulations reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks. Future environmental laws in this area could further increase our costs and impact our operations.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Although we have programs in place designed to monitor and control environmental risks and to promote compliance with applicable environmental laws and regulations, violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances can still occur and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules and regulations issued by the Food and Drug Administration (FDA) to provide for the security of food and foodstuffs throughout the supply chain. The FDA has issued a final rule to establish certain requirements under the Sanitary Food and Transportation Act (SFTA) for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to promote the continuance of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Under the SFTA requirements, carriers are required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. Continued compliance with current and future SFTA requirements may cause us to incur additional expenses and affect our operations.

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

Executive Officers of the Registrant

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	57

Chief Executive Officer of Saia, Inc. since January 1, 2007, having served as President and Chief Executive Officer of Saia, Inc. from July 2006 to January 2019. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Frederick J. Holzgrefe, III	51

President, Chief Operating Officer, and acting Chief Financial Officer of Saia, Inc. since January 2019, having served as Executive Vice President and Chief Financial Officer since September 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development and Vice President and Chief Financial Officer for Golden Peanut Company. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Raymond R. Ramu	50

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 having served as Vice President of Sales - East from April 2007 to May 2015.

Paul C. Peck	59	Executive Vice President Operations of Saia, Inc. since October 2018 and Vice President of Central Operations for Saia LTL Freight from July 2008 until October 2018.

T. Michelle Richard	44	Vice President of Human Resources of Saia, Inc. since November 2014. Prior to joining Saia, Ms. Richard was Assistant General Counsel and Director of Human Resources for Wal-Mart Stores, Inc.

Stephanie R. Maschmeier	46	Controller of Saia, Inc. since October 2007. Ms. Maschmeier, a certified public accountant, joined Saia, Inc. in July 2002 as Corporate Financial Reporting Manager.

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

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, the results of operations, liquidity and cash flows, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles, global uncertainty and instability, changes in U.S. social, political, and regulatory conditions, tariff and trade discussions and/or a disruption of financial markets. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services and could reduce the prices we are able to charge for our services.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

competition with many other transportation service providers of varying types including competitor LTL carriers, TL and parcel carriers, as well as non-asset based logistics and freight brokerage companies, some of which have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

•

transportation companies periodically reduce their prices to gain business, especially during economic recessions or times of reduced growth rates in the economy which may limit our ability to maintain or increase prices or grow our business;

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
•

disruptive technologies, including driverless trucks, electric vehicles, alternative fuels, artificial intelligence applications and software applications to monitor supply and demand may significantly alter historical business models of the trucking industry, potentially leading to increased capital expenditures and emergence of new competitors, some of whom may have greater financial resources than us and other advantages due to their size;

•

the trend toward increased sales in the e-commerce sector as opposed to the traditional brick and mortar store model could threaten the continued operation of our retail customers, which could reduce the demand for our services and adversely impact our revenues; and

•

technological advances require increased investments to remain competitive, and we may not utilize enough advanced technology, select the correct technology solutions or convince our customers to accept higher prices to cover the cost of these investments.

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

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging as the available pool of qualified drivers has been decreasing in recent years. Age demographics and regulatory requirements, including the Federal Motor Carrier Safety Administration’s (FMCSA) data-driven safety and compliance enforcement initiative, Compliance, Safety, Accountability (CSA), have contributed to the reduction in the number of eligible drivers and may continue to do so in the future. We continue to expand the pool of potential drivers through our recruiting efforts specifically targeting women, veterans and other demographics.  We have long developed and invested in a dock to driver training program to enhance our employees to meet these demands.  We may periodically experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. There is also significant competition for quality purchased transportation within the trucking industry. We periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are dependent on cost and availability of fuel.

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, federal, state and local laws and regulations, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of fuel. In the past, we have been able to obtain fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of fuel could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. To the extent not offset by fuel surcharges or other customer price changes, volatility in fuel prices or significant increases in fuel taxes resulting from these economic or regulatory changes could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced increases in other operating costs as a result of volatility in fuel prices; however, the total impact of volatility in fuel prices on other non-fuel related expenses is difficult to determine. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices would reduce our profitability unless we are able to make the appropriate adjustments to our pricing strategy.

We may face risks related to our expansion into the Northeastern United States.

We are expanding our service geography into the Northeastern United States. In 2017 and 2018, we opened terminals in major markets in Pennsylvania, Maryland, Massachusetts and New Jersey.  We plan to open additional new markets in 2019 targeting the Northeastern states. There is no assurance that we will be successful at adding new markets as planned or that such markets will be profitable. This expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Additionally, we plan to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new markets. The Northeastern market is extremely competitive and there is no assurance that we will generate revenues sufficient to cover our costs of expanding there. Expansion into the Northeast could cause disruptions in our existing geography or require management to devote excessive time and effort to manage the expansion, which could adversely affect our business operations and profitability. Operation in the Northeast may increase the possibility of one or more union organizing efforts. In addition, harsh winter weather in the Northeast may increase our risk of weather-related expenses and disruptions. A delay between the outlay of expenditures to expand our geographic footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

Ongoing insurance and claims expenses could significantly reduce and cause volatility to our earnings.

Our auto liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during the policy period in exchange for a refund of a portion of the premiums we paid for the policy.  This is referred to as "commuting" the policy.  We may commute policies for certain years in the future. In exchange, we would assume the risk for all claims during the years for which the policy is commuted.  In addition, the auto liability insurance policy includes a provision that would require the Company to pay an additional premium of up to $11 million if paid losses are over $15.6 million over the three-year policy period.  To the extent we are required to pay the additional premium or to the extent we elect to commute the policy, and one or more claims result in large payouts, we will not have insurance at this layer of coverage, and our financial condition, results of operation, and liquidity could be materially and adversely affected.

We are regularly subject to claims resulting from cargo loss, personal injury, property damage, group healthcare and workers’ compensation claims and we maintain insurance deductibles for these claims in amounts ranging from $250,000 to $2 million per claim. We also maintain insurance with licensed insurance companies above these self-insured retention limits. If the number or severity of future claims increases, claim expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Deterioration in safety experience could cause customers to switch business to competitors.

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

Furthermore, insurance companies, as well as certain states, require collateral in the form of letters of credit or surety bonds for the estimated exposure of claims within our self-insured retentions. Their estimates of our future exposure as well as external market conditions could influence the amount and costs of additional letters of credit required under our insurance programs and thereby reduce capital available for future growth or adversely affect our financial condition, results of operations, liquidity and cash flows. In addition, insurance companies are increasingly encouraging or requiring trucking companies to increase the level of technology and safety measures used in their fleet, which could increase the costs of our fleet in order to obtain acceptable coverage or avoid rate hikes.

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

We must test our goodwill for impairment at least annually, which could result in a material, non-cash write-down of goodwill and could have a material adverse impact on our business.

Goodwill is subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible asset is goodwill. A loss of significant customers or a decrease in our market capitalization or profitability increases the risk of goodwill impairment. An impairment charge could have a material adverse impact on our financial condition and results of operations.

Demand for new and used revenue equipment and limited supply of suitable real estate may adversely affect our business.

Investment in new revenue equipment is a significant part of our annual capital expenditures. We may have difficulty in purchasing new trucks due to decreased supply, increased demand and restrictions on the availability of capital. The price of such equipment may increase as a result of regulations on newly manufactured tractors, such as regulations issued by the Environmental Protection Agency (EPA) and regulations issued by various state agencies, particularly the California Air Resources Board (CARB), requiring progressive reductions in exhaust emissions. These regulations have increased prices for tractors and increased maintenance costs. In addition, as we purchase new revenue equipment as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry, higher maintenance or operating costs associated with older equipment, as well as adverse economic conditions can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain for our used equipment. If we are unable to sell our older equipment at or above our salvage value, the resulting losses could have a significant impact on our financial condition, results of operations, liquidity and cash flows.

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

The engines in our newer tractors are subject to emissions-control regulations which could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have an adverse impact on our business.

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

Future strengthening of EPA, CARB or other federal and state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance. The Company remains committed to long-term reduction in engine emissions while generating savings on fuel costs resulting from the use of more fuel-efficient equipment could mitigate these additional expenses in part, the impact of future regulations cannot be projected at this time.

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

Taxes are a significant part of our annual expenses and we are subject to various federal and state income, payroll, property, sales and other taxes. In addition, various federal and state authorities impose significant operating taxes on the transportation industry, including fuel taxes, tolls, excise and other taxes. There can be no assurance that such taxes will not substantially increase or that new or revised forms of operating taxes or tax laws or regulations, such as those included in the Tax Cuts and Jobs Act, will not be imposed on the industry. Higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The Food and Drug Administration (FDA) issues rules and regulations for carriers of foodstuffs like us to provide for the security of food and foodstuffs throughout the supply chain. The FDA has issued a final rule to establish certain requirements under the Sanitary Food and Transportation Act (SFTA) for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to promote the continuance of best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Under the SFTA requirements, carriers are required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. Continued compliance with current and future SFTA requirements may cause us to incur additional expenses and affect our operations.

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

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that will disclose drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse was established by the FMCSA in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles based on drug and alcohol violations and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse is scheduled to launch in early 2020 and will require us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ. Implementation and future compliance with the clearinghouse may result in a reduction of the pool of qualified commercial motor vehicle drivers.

In 2016, the NHTSA and FMSCA proposed regulations that would require vehicles of a certain size to be equipped with a speed limiting device set to a specified speed. A final rule has not yet been implemented and there can be no guarantee as to when, if ever, a final rule requiring speed limiting devices will be implemented, and if so the nature of any such rule and its impact on our fleet and operations.

Changes in foreign and domestic trade policies, including the North American Free Trade Agreement, could adversely affect our financial performance.

Recent changes in foreign and domestic trade policies and laws have caused uncertainty about the future of trade partnerships and treaties, such as the North American Free Trade Agreement (NAFTA), which has been renegotiated by the United States, Mexico and Canada. We partner with carriers in Canada and Mexico to arrange for the movement of freight into and out of those jurisdictions, and we may experience a decline in the demand for our services in these jurisdictions as a result. It is unknown at this time whether and to what extent the renegotiated treaty will be ratified or the effect that any such action would have, either positively or negatively, on our industry, or on us. Such regulatory changes affecting international trade may require us to adapt or modify our business operations, which may be time-consuming and expensive for us. In addition, the renegotiated treaty may lead to additional tariffs on imported goods which may reduce demand for our services. Any change to international rules governing the passage of freight between Canada, the U.S. and Mexico could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business. We are also subject to increasing customer sensitivity to sustainability issues.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Although we have programs in place designed to monitor and control environmental risks and to promote compliance with applicable environmental laws and regulations, violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances can still occur and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

In addition, as climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus on sustainability may result in new legislation, regulations and customer requirements, such as limits on vehicle weight and size, which could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

CSA could adversely affect our results of operations and ability to maintain or grow our business.

CSA is an enforcement and compliance model required by the FMCSA that assesses a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators.

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

We may face risks arising from our international business operations and relationships.

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, the renegotiation of international trade agreements, imposition of duties, taxes or government royalties imposed by foreign governments.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters.

Our operations are subject to seasonal trends and fluctuations common in the transportation industry, which can impact our revenues and operating results. In addition to the impact of weather on seasonal business trends, severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, tornadoes or earthquakes could adversely impact our performance by reducing demand, disrupting our operations or the operations of our customers or destroying our assets, which could adversely affect our financial condition, results of operations, liquidity and cash flows.

We may face risks related to the geographic concentration of our customers.

We have operations throughout the South, Southwest, Midwest, Pacific Northwest, West and portions of the Northeast. As a result, changes in the economic climate, consumer trends, market fluctuations or supply shortages in these regions could decrease demand for our services in these regions and may adversely affect our financial condition, results of operations, liquidity and cash flows. For example, the energy sector is important to local economies in several of these regions. If oil and gas market conditions change materially, the demand for our services in these regions could be impacted significantly, which could also adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2018 were approximately $252 million inclusive of equipment acquired with capital leases. Additionally, we anticipate net capital expenditures in 2019 of approximately $275 million to $300 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and capital leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods prior to replacement. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Under our current credit facilities, we are subject to certain debt covenants, which limit our ability to pay dividends and repurchase our capital stock, require us to maintain a minimum debt service coverage ratio and provides for a maximum leverage ratio, among other restrictions, that could limit availability of capital to meet our future growth.

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

We must maintain certain financial and other restrictive covenants under our credit agreement, including among others, covenants requiring us to maintain a minimum debt service coverage ratio and providing for a maximum leverage ratio. If we fail to comply with any of the covenants under our credit agreement, we will be in default under the agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the financing arrangement, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs or declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty in borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit agreement could cause a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

If we are unable to retain our key employees, our business could be adversely impacted.

We depend on the efforts and abilities of our senior management. The future success of our business will continue to depend in part on our ability to retain our current management team and to attract, hire, develop and retain highly qualified personnel in the future. Competition for senior management is intense, and, with the exception of Mr. O’Dell, members of our senior management do not have employment agreements. Certain members of senior management are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent members of senior management from working for a competitor or soliciting our customers. The loss of the services of any of our senior management could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Inadequate succession planning or the unexpected departure of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

Changes to our compensation and benefits could adversely affect our ability to attract and retain qualified employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as economic conditions improve. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages, or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

An increase in the cost of healthcare benefits administration could have a negative impact on our business.

We maintain and sponsor very competitive health insurance and other benefits for our employees and their dependents and offer a competitive healthcare program to attract and retain our employees. We cannot predict the impact that federal or state healthcare legislation or regulation could have on our operations, but it is possible that healthcare benefits and administration costs could become increasingly cost prohibitive, either forcing us to reduce our benefits program (making it more difficult to attract and retain qualified employees) or require us to pay the higher costs.  Either outcome could negatively impact our financial condition, results of operations, liquidity and cash flows.

The legislation on healthcare and related regulations could affect the healthcare benefits required to be provided by the Company and cause our compensation costs to increase.

Under the comprehensive U.S. healthcare reform law enacted in 2010, the Affordable Care Act (ACA), and changes that became effective in 2014, and especially the employer mandate and employer penalties that became effective in 2015, our labor costs could significantly increase in future years. In any event, implementing the requirements of the ACA has imposed additional administrative costs on us, and those costs may increase over time. The costs and other effects of these healthcare requirements cannot be determined with certainty, particularly in light of the potential amendment or repeal of all or parts of the ACA, but they may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our business may adversely be impacted by potential future changes in accounting practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements could change the way we record revenues, expenses, assets and/or liabilities or could be costly to implement. These types of regulations could have a negative impact on our financial position, results of operations, liquidity and cash flows.

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

Our ability to attract and retain customers and compete effectively depends in part upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption, failure or breach to our technology infrastructure (including services provided to us for use in our business by outside providers), including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or costs. Our cyber-security and technology infrastructure (including services provided to us for use in our business by outside providers) may experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions.  While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, automated systems and technology gives rise to cyber-security risks. Although we and our third-party providers have preventive systems and processes in place designed to protect against the risk of system failure and cyber-attacks, the techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract and retain customers, damage our reputation and brand, expose us to a loss of information or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2018, Saia owned 72 service facilities, including the Houma, Louisiana general office and leased 94 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Although Saia owns only 43 percent of its service facility locations, these locations account for 58 percent of its door capacity. This follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and leasing service facilities in smaller markets to allow for more flexibility. As of December 31, 2018, Saia owned approximately 4,834 tractors and 15,483 trailers, inclusive of equipment acquired with capital leases.

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

Top 20 Saia Operating Service Facilities by Number of Doors at December 31, 2018

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	224
Dallas, TX	Own	174
Fontana, CA	Own	162
Chicago, IL	Lease	153
Garland, TX	Own	145
Memphis, TN	Own	125
Nashville, TN	Own	116
Cleveland, OH	Lease	115
Charlotte, NC	Own	108
Kansas City, MO	Own	102
Newark, NJ	Lease	101
Grayslake, IL	Own	100
St. Louis, MO	Own	99
Toledo, OH	Own	96
New Orleans, LA	Own	88
Fort Worth, TX	Own	81
Sacramento, CA	Lease	80
Baltimore, MD	Own	80
Denver, CO	Own	80

The Company purchased a facility in Harrisburg, PA in 2018 with 129 doors and the facility became operational in January 2019.

Item 3.	Legal Proceedings

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

Stock Information

Saia’s common stock is listed under the symbol “SAIA” on the Nasdaq Global Select Market.

Stockholders

As of January 31, 2019, there were 1,050 holders of record of our common stock.

Equity Compensation Plan Information as of December 31, 2018

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	266,310	$38.93	1,737,695	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	266,310	$38.93	1,737,695

(1)	See Note 7 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2018 through
October 31, 2018	1,500	(2)	$64.02	(2)	—	$—
November 1, 2018 through
November 30, 2018	—	(3)	$—	(3)	—	—
December 1, 2018 through
December 31, 2018	1,740	(4)	$54.98	(4)	—	—
Total	3,240				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of October 1, 2018 through October 31, 2018.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of November 1, 2018 through November 30, 2018.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 508 shares of Saia stock at an average price of $52.75 per share on the open market during the period of December 1, 2018 through December 31, 2018.

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

	Years ended December 31,
	2018	2017 (1)	2016 (1)	2015	2014
	(in thousands, except per share data and percentages)
Statement of operations:
Operating revenue	$1,653,849	$1,404,703	$1,250,391	$1,221,311	$1,272,321
Operating income	141,177	94,710	79,136	89,975	85,693
Net income	104,981	91,129	48,024	55,016	51,991
Diluted earnings per share	3.99	3.49	1.87	2.16	2.04
Other financial data:
Net cash provided by operating activities(2)	256,436	157,846	146,426	145,833	103,837
Net cash used in investing activities(3)	(222,584)	(181,524)	(117,683)	(107,919)	(94,845)
Depreciation and amortization	102,153	87,102	76,240	65,020	59,022
Balance sheet data:
Cash and cash equivalents	2,194	4,720	1,539	124	4,367
Net property and equipment	893,058	735,780	604,119	539,179	483,640
Total assets(4)	1,133,743	967,315	800,213	729,193	666,985
Total debt	122,859	132,916	73,804	68,972	83,035
Total stockholders’ equity	695,864	582,494	483,052	427,889	366,906
Measurements:
Operating ratio(5)	91.5%	93.3%	93.7%	92.6%	93.3%
Non-GAAP Diluted Earnings Per Share and Reconciliation to GAAP (6):
Diluted earnings per share	$3.99	$3.49	$1.87	$2.16	$2.04
Less: Diluted earnings per share impact of Tax Cuts and Jobs Act	-	(1.30)	-	-	-
Adjusted diluted earnings per share	$3.99	$2.19	$1.87	$2.16	$2.04

(1)	2016 - 2017 amounts have been retrospectively adjusted for the January 1, 2018 adoption of the FASB ASU 2014-09, Revenue from Contracts with Customers.
(2)

Net cash provided by operating activities for 2014-2016 have been adjusted to reflect the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standard Update (“ASU”) 2016-09. See Accounting Pronouncements Adopted in 2018 below.

(3)	Net cash used in 2015 includes $22.2 million for the acquisition of LinkEx.
(4)	Total asset balances for 2014 have been adjusted for the reclassification of current deferred tax assets or liabilities to long-term as a result of the adoption of the FASB ASU 2015-17.
(5)	The operating ratio is the calculation of operating expenses divided by operating revenue.
(6)

The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018, among other changes.  The impact of the Tax Act was a reduction of deferred income tax liability due to the effects of the remeasurement of deferred tax assets at lower enacted corporate tax rates.  Management believes that presenting the Company’s results excluding the Tax Act is meaningful as excluding this item increases the comparability of period-to-period results.  Diluted earnings per common share excluding the impact of the Tax Act is a non-GAAP financial measure.  Non-GAAP financial measures do not have definitions under GAAP and may be defined differently by and not be comparable to similar non-GAAP measures used by other companies.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Annual Report on Form 10-K and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns in the business cycle;
•	effectiveness of Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels;
•	the creditworthiness of our customers and their ability to pay for services;
•	failure to achieve acquisition synergies;
•	failure to operate and grow acquired businesses in a manner that supports the value allocated to these acquired businesses;
•	economic declines in the geographic regions or industries in which our customers operate;
•	competitive initiatives and pricing pressures, including in connection with fuel surcharge;
•	loss of significant customers;
•	the Company’s need for capital and uncertainty of the credit markets;
•	the possibility of defaults under the Company’s debt agreements (including violation of financial covenants);
•	possible issuance of equity which would dilute stock ownership;
•	integration risks;
•	the effect of litigation including class action lawsuits;
•	cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment and other assets;
•

the effect of governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, the FDA, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations and tax law changes;

•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;
•	self-insurance claims and other expense volatility;

•	risks arising from international business operations and relationships;
•	cost and availability of insurance coverage including the possibility the Company may be required to pay additional premiums or may elect to assume additional liability under its auto policy;
•	increased costs of healthcare and prescription drugs, including as a result of healthcare legislation;
•	social media risks;
•	disruption in or failure of the Company’s technology or equipment including services essential to operations of the Company and/or cyber security risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is improving customer experience, operational efficiencies and Company image.

The Company’s operating revenue increased by 17.7 percent in 2018 compared to 2017. The increase resulted primarily from increased shipments, tonnage, fuel surcharges, pricing actions, including a 5.9 percent general rate increase taken May 21, 2018, and one more workday in 2018.  Continued expansion into the Northeastern United States and the new Canadian marketing arrangement which began during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in 2018.

Consolidated operating income was $141.2 million for 2018 compared to $94.7 million in 2017. The increase in 2018 operating income resulted primarily from increases in shipments, tonnage and fuel surcharges and pricing actions, partially offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with expansion into the Northeastern United States.

The Company generated $256.4 million in net cash provided by operating activities in 2018 versus $157.8 million in 2017. The Company used $222.6 million of net cash in investing activities during 2018 compared to $181.5 million during 2017.

The Company’s Fifth Amended and Restated Credit Agreement provides a $250 million revolving credit facility and expires in March 2020. The facility also has an accordion feature that allows for an additional $75 million in availability, subject to lender approval. The facility provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio. On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group as described in the Financial Condition section below.

The Company had $36.4 million of net cash used in financing activities during 2018 compared to $26.9 million of net cash provided by financing activities during 2017. The Company had a $66.0 million decrease in net borrowings (net of repayments) under its revolving credit facility during 2018 and made scheduled principal payments for capital lease obligations of $16.1 million during 2018. Outstanding letters of credit were $29.5 million and the cash and cash equivalents balance was $2.2 million as of December 31, 2018. The Company had $202.3 million in remaining availability under its revolving credit facility and $102.9 million in obligations under capital leases at December 31, 2018. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2018. See “Financial Condition” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While more than 97% of its revenue historically has been derived from transporting LTL shipments across 41 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2018, 2017 and 2016

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2018	2017	2016	'18 v. '17	'17 v. '16

Operating Revenue	$1,653,849	$1,404,703	$1,250,391	17.7%	12.3%
Operating Expenses:
Salaries, wages and employees’ benefits	872,722	766,790	696,046	13.8	10.2
Purchased transportation	123,904	107,702	88,239	15.0	22.1
Depreciation and amortization	102,153	87,102	76,240	17.3	14.2
Fuel and other operating expenses	413,893	348,399	310,730	18.8	12.1
Operating Income	141,177	94,710	79,136	49.1	19.7
Operating Ratio	91.5%	93.3%	93.7%	(1.8)	(0.4)
Nonoperating Expense	5,344	4,959	4,217	7.8	17.6
Working Capital (as of December 31, 2018, 2017 and 2016)	4,063	36,323	21,535	(88.8)	68.7
Net Acquisitions of Property and Equipment	222,584	181,524	117,683	22.6	54.2
Saia Motor Freight Operating Statistics:
LTL Tonnage	4,801	4,485	4,246	7.0	5.6
LTL Shipments	7,103	6,775	6,435	4.9	5.3
LTL Revenue per hundredweight	$16.80	$15.24	$14.21	10.2	7.3

Year ended December 31, 2018 as compared to year ended December 31, 2017

Revenue and volume

Consolidated revenue increased 17.7 percent to $1.65 billion as a result of increased shipments, tonnage,  fuel surcharges and pricing actions, including a 5.9 percent general rate increase taken May 21, 2018 and one more workday in 2018.  Expansion into the Northeastern United States and the new Canadian marketing arrangement which began during the second quarter of 2017 continued to be contributing factors in the increased shipments and tonnage in 2018. The economic environment over the last couple of years permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 10.2 percent to $16.80 per hundredweight for 2018 primarily as a result of increased rates along with increased length of haul. Saia’s LTL tonnage increased 6.6 percent per workday and LTL shipments increased 4.4 percent per workday for 2018. For 2018 and 2017, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented 5.9 percent and 4.9 percent general rate increases on May 21, 2018 and July 17, 2017, respectively. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 13.6 percent of operating revenue for the year ended December 31, 2018 compared to 11.3 percent for the year ended December 31, 2017 primarily as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $141.2 million in 2018 compared to $94.7 million in 2017. In summary, the operations were favorably impacted in 2018 by higher tonnage, shipments, fuel surcharges and yield, which were offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion. The 2018 operating ratio (operating expenses divided by operating revenue) was 91.5 percent as compared to 93.3 percent for 2017.

Salaries, wages and benefit expense increased $105.9 million in 2018 compared to 2017 largely due to higher wages associated with increased headcount in 2018, wage increases in July 2017 and 2018 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $56.9 million during 2018 compared to 2017 largely due to higher fuel costs and increased costs of other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency and lower maintenance costs from a newer fleet.  Claims and insurance expense in 2018 was $1.3 million higher than 2017 largely due to increased premiums in 2018 and increased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $15.1 million in 2018 compared to 2017 primarily due to revenue equipment, real estate and technology investments in late 2017 and 2018. Purchased transportation expense increased $16.2 million in 2018 compared to 2017 primarily due to increases in purchased transportation cost per mile and utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout 2018.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2018 was $0.4 million greater than 2017 due to increased average borrowings resulting from the $41.1 million increase in investing activities in 2018. The effective income tax rate was 22.7 percent and -1.5 percent for the years ended December 31, 2018 and 2017, respectively. The 2018 effective income tax rate includes the impact of the Tax Cuts and Jobs Act (the Tax Act) legislation enacted on December 22, 2017, the excess tax benefits from stock activity recognized as a result of the Company’s adoption of ASU 2016-09 effective January 1, 2017 and $1 million in fuel tax credits for 2017 enacted in the first quarter of 2018. The 2017 effective income tax rates included the estimated impact of the Tax Act, and excess tax benefits from the adoption of ASU 2016-09. See Note 9 to the Company’s audited consolidated financial statements for an analysis of the income tax provision, impacts of the Tax Act and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2018 was $4.1 million which decreased from working capital at December 31, 2017 of $36.3 million. This decrease is primarily due to an increase in accounts payable and accrued wages, vacation and employees’ benefits, partially offset by an increase in accounts receivable. Cash flows from operating activities were $256.4 million for 2018 versus $157.8 million for 2017 driven by increased profitability and working capital changes. For 2018, net cash used in investing activities was $222.6 million versus $181.5 million in 2017 primarily due to higher capital expenditures for real estate, technology and revenue equipment during 2018. Net cash used in financing activities was $36.4 million in 2018 versus $26.9 million in net cash provided by financing activities for 2017 primarily driven by a decrease in the net borrowings (net of repayments) under our revolving credit facility of $66.0 million from 2018 compared to 2017.

Year ended December 31, 2017 as compared to year ended December 31, 2016

Revenue and volume

Consolidated revenue increased 12.3 percent to $1.40 billion as a result of increased tonnage, shipments, fuel surcharges, and pricing actions, including a 4.9 percent general rate increase taken July 17, 2017, partially offset by the impacts of named hurricanes Harvey and Irma and one less workday in 2017.  Expansion into the Northeastern United States and the new Canadian marketing arrangement entered into during the second quarter of 2017 were contributing factors in the increased shipments and tonnage in 2017. The economic environment permitted the Company to implement measured pricing actions to improve yield. Saia’s LTL revenue per hundredweight (a measure of yield) increased 7.3 percent to $15.24 per hundredweight for 2017 primarily as a result of increased rates. Saia’s LTL tonnage increased 5.6 percent to 4.5 million tons and LTL shipments increased 5.3 percent to 6.8 million shipments. For 2016 and 2017, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented 4.9 percent general rate increases on October 3, 2016 and July 17, 2017. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Saia revised its fuel surcharge program effective January 18, 2016 to better align with its competitors. Fuel surcharge revenue increased to 11.3 percent of operating revenue for the year ended December 31, 2017 compared to 9.5 percent for the year ended December 31, 2016 primarily as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $94.7 million in 2017 compared to $79.1 million in 2016. In summary, the operations were favorably impacted in 2017 by higher tonnage, shipments, fuel surcharges and yield, which were partially offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion. The 2017 operating ratio (operating expenses divided by operating revenue) was 93.3 percent as compared to 93.7 percent for 2016.

Salaries, wages and benefit expense increased $70.7 million from 2016 to 2017 largely due to higher wages associated with increased headcount in 2017, wage increases in July 2016 and 2017, and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $37.7 million during 2017 compared to 2016 largely due to higher fuel costs and increased costs of other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency and lower maintenance costs from a newer fleet.  Claims and insurance expense in 2017 was $2.5 million lower than 2016 largely due to decreased accident severity in 2017 and decreased development on older claims. The Company can experience volatility in accident expense as a result of its self-insurance structure and $2.0 million retention limits per occurrence. Depreciation expense increased $10.9 million in 2017 compared to 2016 primarily due to revenue equipment and technology investments in late 2016 and 2017. Purchased transportation expense increased $19.5 million in 2017 compared to 2016 primarily due to increases in purchased transportation cost per mile and utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout 2017.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2017 was $0.7 million greater than 2016 due to increased average borrowings resulting from the $63.8 million increase in investing activities in 2017. The effective income tax rate was -1.5 and 35.9 percent for the years ended December 31, 2017 and 2016, respectively. The 2017 effective income tax rates included the estimated impact of the Tax Cuts and Jobs Act (the Tax Act) legislation enacted on December 22, 2017, and excess tax benefits from the adoption of ASU 2016-09.  The 2016 effective income tax rate included approximately $1.0 million in alternative fuel tax credits. See Note 9 to the Company’s audited consolidated financial statements for an analysis of the income tax provision, impacts of the Tax Act and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2017 was $36.3 million which increased from working capital at December 31, 2016 of $21.5 million. This increase is primarily due to an increase in accounts receivable, partially offset by increases in accounts payable and accrued wages, vacation and employees’ benefits. Cash flows from operating activities were $157.8 million for 2017 versus $146.4 million for 2016 driven by increased profitability and working capital changes. For 2017, net cash used in investing activities was $181.5 million versus $117.7 million in 2016 primarily due to higher capital expenditures for real estate, technology, and revenue equipment during 2017. Net cash provided by financing activities was $26.9 million in 2017 versus $27.3 million for 2016 primarily driven by a decrease in net borrowings (net repayments) under our revolving credit facility of $57.5 million from 2017 compared to 2016.

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

With the enactment of the Tax Cuts and Jobs Act on December 22, 2017, the federal corporate income tax rate was reduced from 35 percent to 21 percent effective January 1, 2018.  The Company currently expects the effective tax rate for 2019 to be in the range of 23 percent to 24 percent.  The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring discrete items, the resolution of income tax audits, changes in tax laws or the tax impact from employee share-based payments.  For further discussion of the changes in the effective tax rate, see Note 9 to the audited consolidated financial statements.

Effective July 1, 2018, the Company implemented a salary and wage increase for all of its employees. The cost of the compensation increase is expected to be approximately $16 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains. The Company also anticipates market competitive wage increases in 2019.

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

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles when it became effective for the Company on January 1, 2018. In-depth reviews of customer arrangements were completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements were implemented.  The Company adopted the standard using the full retrospective transition method.

As a result of the adoption of this standard, the Company changed the presentation of its non-asset truckload business from net revenue to gross revenue and changed the method of recognizing that revenue from upon commencement of the services to over the transit time of the freight as it moves from origin to destination.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company intends to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

The Company expects that this standard will have a material effect on its financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its balance sheet for its real estate operating leases and (2) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and the first financial statements issued with adoption.

On adoption, the Company currently expects to recognize additional operating liabilities of approximately $75 to $85 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently intends to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently intends to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

Financial Condition

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Existing Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The Company has pledged certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.

Credit Agreement

The Existing Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Existing Credit Agreement also has an accordion feature that allows for an additional $75 million in availability, subject to bank approval. The Existing Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company's leverage ratio.

Under the Existing Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Existing Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.

At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Existing Credit Agreement. At December 31, 2017, the Company had $43.0 million of outstanding borrowings and outstanding letters of credit of $33.9 million under the Existing Credit Agreement. The available portion of the Existing Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement). The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024. The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to bank approval. The amendment reduced the interest rate pricing grid. The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company's leverage ratio. Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00. The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

Capital Leases

The Company is obligated under capital leases with seven year terms covering revenue equipment totaling $102.9 million and $89.9 million as of December 31, 2018 and 2017, respectively. Amortization of assets held under the capital leases is included in depreciation expense. The weighted average interest rates for the capital leases at December 31, 2018 and 2017 is 3.41% and 3.07%, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under its revolving credit agreement, which was $202.3 million at December 31, 2018, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2018.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2019 are approximately $275 million to $300 million, inclusive of equipment acquired using capital leases. This compares to 2018 net capital expenditures of $252 million for property and equipment, inclusive of equipment acquired using capital leases. Projected 2019 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives.

See “Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Actual net capital expenditures, inclusive of equipment acquired using capital leases, are summarized in the following table (in millions):

	Years ended
	2018	2017	2016
Land and structures:
Additions	$75.6	$87.1	$36.7
Sales	(1.8)	(1.8)	—
Revenue equipment, net	161.8	112.9	107.1
Technology and other	16.1	18.8	8.6

Total	$251.7	$217.0	$152.4

In addition to the amounts disclosed in the table above, the Company had an additional $22.0 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2018. Included in the 2018, 2017, and 2016 revenue equipment expenditures are capital leases totaling $29.1 million, $35.5 million and $34.7 million, respectively.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to the accompanying audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $5.1 million for 2019 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2018.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2018 (in millions):

	Payments due by year
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit(1)	$—	$20.0	$—	$—	$—	$—	$20.0
Leases:
Capital Leases(1)	21.3	21.3	21.8	19.9	14.5	14.5	113.3
Operating leases(2)	21.3	17.0	14.2	11.5	8.2	22.5	94.7
Purchase obligations(2)	27.3	0.8	0.8	—	—	—	28.9
Total contractual obligations	$69.9	$59.1	$36.8	$31.4	$22.7	$37.0	$256.9

(1)

See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K. The contractual capital lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year
	2019	2020	2021	2022	2023	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$202.3	$—	$—	$—	$—	$202.3
Letters of credit	29.5	—	—	—	—	—	29.5
Surety bonds	8.9	39.9	—	—	—	—	48.8
Total commercial commitments	$38.4	$242.2	$—	$—	$—	$—	$280.6

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $0.9 million for uncertain tax positions and accrued interest and penalties of $0.1 million related to the uncertain tax positions as of December 31, 2018. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At December 31, 2018, the Company has $77.9 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.    As described in more detail in the Notes to the Consolidated Financial Statements contained herein, the Company has self-insured retention limits generally ranging from $250,000 to $2 million per claim for medical, workers’ compensation, auto liability, casualty and cargo claims. The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions. The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience. However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2018. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2018 with comparative information as of December 31, 2017. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively. The fair value of the capital leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2018		2017
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$18.1	$18.7	$19.8	$18.6	$13.7	$13.9	$102.8	$102.0	$89.9	$89.3
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%
Variable rate debt	$—	$20.0	$—	$—	$—	$—	$20.0	$20.0	$43.0	$43.0
Average interest rate	—	3.4%	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in  Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 25, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Saia, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Saia, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 25, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 25, 2019

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017 As Adjusted (Note 1)

ASSETS
Current Assets:
Cash and cash equivalents	$2,194	$4,720
Accounts receivable, less allowances of $4,028 in 2018 and $3,991 in 2017	181,612	170,278
Prepaid expenses	20,621	17,540
Income tax receivable	1,825	3,664
Other current assets	7,121	7,047
Total current assets	213,373	203,249
Property and Equipment, at cost	1,521,341	1,289,994
Less-accumulated depreciation	628,283	554,214
Net property and equipment	893,058	735,780
Goodwill	12,105	12,105
Identifiable Intangibles, net	10,559	11,922
Other Noncurrent Assets	4,648	4,259
Total assets	$1,133,743	$967,315

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$78,994	$57,438
Wages, vacation and employees’ benefits	48,116	39,748
Claims and insurance accruals	40,980	35,850
Other current liabilities	23,138	19,807
Current portion of long-term debt	18,082	14,083
Total current liabilities	209,310	166,926
Other Liabilities:
Long-term debt, less current portion	104,777	118,833
Deferred income taxes	86,893	59,423
Claims, insurance and other	36,899	39,639
Total other liabilities	228,569	217,895
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,693,651 and 25,551,617 shares issued and outstanding at December 31, 2018 and 2017, respectively	26	26
Additional paid-in-capital	254,738	246,454
Deferred compensation trust, 143,614 and 170,310 shares of common stock at cost at December 31, 2018 and 2017, respectively	(3,381)	(3,486)
Retained earnings	444,481	339,500
Total stockholders’ equity	695,864	582,494
Total liabilities and stockholders’ equity	$1,133,743	$967,315

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

(in thousands, except per share data)

	2018	2017 As Adjusted (Note 1)	2016 As Adjusted (Note 1)

Operating Revenue	$1,653,849	$1,404,703	$1,250,391
Operating Expenses:
Salaries, wages and employees’ benefits	872,722	766,790	696,046
Purchased transportation	123,904	107,702	88,239
Fuel, operating expenses and supplies	325,000	268,090	230,364
Operating taxes and licenses	50,089	43,330	40,025
Claims and insurance	38,425	37,162	39,625
Depreciation and amortization	102,153	87,102	76,240
Operating (gains) losses, net	379	(183)	716
Total operating expenses	1,512,672	1,309,993	1,171,255
Operating Income	141,177	94,710	79,136
Nonoperating Expenses (Income):
Interest expense	5,418	5,051	4,394
Other, net	(74)	(92)	(177)
Nonoperating expenses, net	5,344	4,959	4,217
Income Before Income Taxes	135,833	89,751	74,919
Income Tax Expense (Benefit)	30,852	(1,378)	26,895
Net Income	$104,981	$91,129	$48,024

Weighted average common shares outstanding – basic	25,762	25,518	25,038
Weighted average common shares outstanding – diluted	26,291	26,086	25,680

Basic Earnings Per Share	$4.08	$3.57	$1.92
Diluted Earnings Per Share	$3.99	$3.49	$1.87

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2018, 2017 and 2016

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2015	25,141,799	$25	$230,593	$(3,102)	$200,347	$427,863
Stock compensation, including options and long-term incentives	12,358	—	3,562	—	—	3,562
Director deferred share activity	—	—	1,037	—	—	1,037
Exercise of stock options, including tax benefits of $407	124,065	—	3,173	—	—	3,173
Shares issued for long-term incentive awards, net of shares withheld for taxes	44,479	—	(651)	—	—	(651)
Deferred tax adjustment for long-term incentive plan	—	—	44	—	—	44
Purchase of shares by Deferred Compensation Trust	—	—	88	(291)	—	(203)
Sale of shares by Deferred Compensation Trust	—	—	—	203	—	203
Net income	—	—	—	—	48,024	48,024

BALANCE at December 31, 2016	25,322,701	25	237,846	(3,190)	248,371	483,052
Stock compensation, including options and long-term incentives	4,840	—	4,131	—	—	4,131
Director deferred share activity	40,142	—	952	—	—	952
Exercise of stock options	141,500	1	4,479	—	—	4,480
Shares issued for long-term incentive awards, net of shares withheld for taxes	42,434	—	(1,250)	—	—	(1,250)
Purchase of shares by Deferred Compensation Trust	—	—	296	(391)	—	(95)
Sale of shares by Deferred Compensation Trust	—	—	—	95	—	95
Net income	—	—	—	—	91,129	91,129

BALANCE at December 31, 2017	25,551,617	26	246,454	(3,486)	339,500	582,494
Stock compensation, including options and long-term incentives	5,184	—	4,509	—	—	4,509
Director deferred share activity	—	—	1,111	—	—	1,111
Exercise of stock options less shares withheld for taxes	103,703	—	4,165	—	—	4,165
Shares issued for long-term incentive awards, net of shares withheld for taxes	33,147	—	(1,396)	—	—	(1,396)
Purchase of shares by Deferred Compensation Trust	—	—	(105)	(700)	—	(805)
Sale of shares by Deferred Compensation Trust	—	—	—	805	—	805
Net income	—	—	—	—	104,981	104,981

BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

(in thousands)

	2018	2017 As Adjusted (Note 1)	2016 As Adjusted (Note 1)

Operating Activities:
Net income	$104,981	$91,129	$48,024
Noncash items included in net income:
Depreciation and amortization	102,153	87,102	76,240
Provision for doubtful accounts	1,978	2,634	1,475
Deferred income taxes	27,470	(20,776)	12,780
Loss (gain) from property disposals, net	379	(183)	716
Stock-based compensation	5,619	5,083	4,599
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(12,981)	(37,985)	(12,401)
Accounts payable	10,608	6,940	(3,349)
Other working capital items, net	15,537	14,023	13,399
Claims, insurance and other	(2,740)	4,531	(860)
Other, net	3,432	5,348	5,803
Net cash provided by operating activities	256,436	157,846	146,426
Investing Activities:
Acquisition of property and equipment	(223,672)	(186,696)	(119,365)
Proceeds from disposal of property and equipment	1,088	5,172	1,682
Net cash used in investing activities	(222,584)	(181,524)	(117,683)
Financing Activities:
Repayment of revolving credit agreement	(233,888)	(217,914)	(199,820)
Borrowing of revolving credit agreement	210,888	260,914	185,286
Proceeds from stock option exercises	4,165	4,480	3,173
Shares withheld for taxes	(1,396)	(1,250)	(650)
Repayment of senior notes	-	(7,143)	(7,143)
Repayment of capital leases	(16,147)	(12,228)	(8,174)
Net cash provided by (used in) financing activities	(36,378)	26,859	(27,328)
Net Increase (Decrease) in Cash and Cash Equivalents	(2,526)	3,181	1,415
Cash and cash equivalents, beginning of year	4,720	1,539	124
Cash and cash equivalents, end of year	$2,194	$4,720	$1,539

Non Cash Investing Activities
Equipment financed with capital leases	$29,090	$35,483	$34,683

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018, 2017 and 2016

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (“LTL”) motor carrier with more than 97% of its revenue historically derived from transporting LTL shipments for customers.  In addition to the core LTL services provided in 41 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

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

Accounting Pronouncements Adopted in 2018

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services. The ASU replaced most existing revenue recognition guidance in U.S. generally accepted accounting principles when it became effective for the Company on January 1, 2018. In-depth reviews of contracts were completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements were implemented.  The Company adopted the standard using the full retrospective transition method.

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

Condensed Consolidated Balance Sheet impact:

	As of December 31, 2017			As of December 31, 2016
	As adjusted	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change
	(in thousands)
Accounts receivable	$170,278	$170,610	$(332)	$134,926	$135,083	$(157)
Total current assets	203,249	203,581	(332)	166,322	166,479	(157)
Total assets	967,315	967,647	(332)	800,213	800,370	(157)
Accounts payable	57,438	57,717	(279)	45,018	45,149	(131)
Total current liabilities	166,926	167,205	(279)	144,813	144,944	(131)
Retained earnings	339,500	339,553	(53)	248,371	248,397	(26)
Total stockholders’ equity	582,494	582,547	(53)	483,052	483,078	(26)
Total liabilities and stockholders’ equity	967,315	967,647	(332)	800,213	800,370	(157)

Condensed Consolidated Statement of Operations Impact:

	For the quarter ended December 31, 2017			For the year ended December 31, 2017
	As adjusted	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change
	(in thousands, except per share data)
Operating revenue	$360,196	$353,251	$6,945	$1,404,703	$1,378,510	$26,193
Purchased transportation	28,185	21,270	6,915	107,702	81,482	26,220
Total operating expenses	337,268	330,353	6,915	1,309,993	1,283,773	26,220
Operating income	22,928	22,898	30	94,710	94,737	(27)
Net income	47,789	47,759	30	91,129	91,156	(27)
Basic Earnings Per Share	1.87	1.87	—	3.57	3.57	—
Diluted Earnings Per Share	1.82	1.82	—	3.49	3.49	—

	For the year ended December 31, 2016
	As adjusted	As originally reported	Effect of change
	(in thousands, except per share data)
Operating revenue	$1,250,391	$1,218,481	$31,910
Purchased transportation	88,239	56,329	31,910
Total operating expenses	1,171,255	1,139,345	31,910
Operating income	79,136	79,136	—
Net income	48,024	48,024	—
Basic Earnings Per Share	1.92	1.92	—
Diluted Earnings Per Share	1.87	1.87	—

Condensed Consolidated Statement of Cash Flows impact:

	For the year ended December 31, 2017			For the year ended December 31, 2016
	As adjusted	As originally reported	Effect of change	As adjusted	As originally reported	Effect of change
	(in thousands)
Net income	$91,129	$91,156	$(27)	$48,024	$48,024	$—
Changes in operating assets and liabilities, net	(7,143)	(7,170)	27	2,592	2,592	—
Net cash provided by operating activities	157,846	157,846	—	146,426	146,426	—
Net decrease in cash and cash equivalents	3,181	3,181	—	1,415	1,415	—

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for the Company on January 1, 2019, with early adoption permitted. The Company will adopt the new standard on its effective date. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. The Company will adopt the new standard on January 1, 2019 and use the effective date as its date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The Company intends to elect the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.

The Company expects that this standard will have a material effect on its consolidated financial statements. While the Company continues to assess all of the effects of adoption, it currently believes the most significant effects relate to (1) the recognition of new ROU assets and lease liabilities on its consolidated balance sheet for its real estate operating leases and (2) providing significant new disclosures about its leasing activities. The Company does not expect a significant change in its leasing activities between now and the first financial statements issued with adoption.

On adoption, the Company currently expects to recognize additional operating liabilities of approximately $70 to $80 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. The Company currently intends to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also currently intends to elect the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	7 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2018	2017
Land	$100,157	$81,487
Structures	321,283	268,723
Tractors	476,875	398,652
Trailers	354,490	305,540
Other revenue equipment	83,571	77,691
Technology equipment and software	110,954	93,754
Other	74,011	64,147

Total property and equipment, at cost	$1,521,341	$1,289,994

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation was $100.8 million, $85.7 million and $74.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation and amortization expense includes amortization of assets under capital lease. At December 31, 2018, trailers acquired under capital leases had a gross carrying value of $132.5 million and accumulated depreciation of $21.6 million. At December 31, 2017, trailers acquired under capital leases had a gross carrying value of $106.3 million and accumulated depreciation of $13.3 million.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2018, 2017, and 2016, the Company capitalized $1.1 million, $2.1 million, and $1.6 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated cost of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities are included in claims and insurance reserves based on estimates of claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience.  For workers’ compensation, the amount of the discount at December 31, 2018 and December 31, 2017 was $5.0 million and $3.5 million, respectively.

Risk retention amounts per occurrence during the three years ended December 31, 2018, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage	2,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000

Effective March 1, 2018, the Company entered into a new auto liability policy with a three-year term. The risk retention amount per occurrence remains at $2.0 million under the new policy. The policy includes a limit for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021. The policy includes a returnable premium of up to $5.2 million, to be adjusted by the insurer for changes in claims, and a provision to extend the term of the policy for one additional 12-month period, if management and the insurer mutually agree to commute the policy for the first 12 months of the policy term. A decision with respect to commutation of the first 12 months of the policy cannot be made before March 1, 2019. The policy also includes a returnable premium of up to $15.6 million, to be adjusted by the insurer for changes in claims, if management and the insurer mutually agree to commute the policy for the entire 36 months. A decision with respect to commutation of the entire policy cannot be made before August 30, 2021, unless both the Company and the insurance carrier agree to a commutation prior to the end of the policy term. Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three-year policy period. Based on 2018 claims experience, no such additional premium was accrued at December 31, 2018.  As of December 31, 2018, no portion of the policy was eligible for commutation, and insufficient claims experience is available to determine the likelihood of future commutations. As such, no related amounts have been recorded at December 31, 2018.

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

Revenue Recognition:    The Company’s revenues are derived primarily from the transportation of freight as it satisfies performance obligations that arise from contracts with its customers.  The Company’s performance obligations arise when it receives a bill of lading (“BOL”) to transport a customer's commodities at negotiated prices contained in either a transportation services agreement or a publicly disclosed tariff rate.  Once a BOL is received, a legally-enforceable contract is formed whereby the parties are committed to perform and the rights of the parties, shipping terms and conditions, and payment terms have been identified. A customer may submit many BOLs for transportation services at various times throughout a service agreement term but each shipment represents a distinct service that is a separately identified performance obligation.

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

Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is on average less than one week.  The Company has elected to apply the optional exemption in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (ASC) 606 as it pertains to additional quantitative disclosures pertaining to remaining performance obligations.

Stock-Based Compensation:    The Company accounts for its employee stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation.  ASC 718 requires that all employee stock-based compensation is recognized as an expense in the financial statements and that for equity-classified awards such expenses are measured at the grant date fair value of the award.

Stock options are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period using a Black-Scholes-Merton model to estimate the fair value of stock options granted to employees.

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $3.9 million, $2.2 million, and $1.2 million in 2018, 2017 and 2016, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2018 and 2017, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017
Credit Agreement with Banks, described below	$20,000	$43,000
Capital Leases, described below	102,859	89,916
Total debt	122,859	132,916
Less: current portion of long-term debt	18,082	14,083
Long-term debt, less current portion	$104,777	$118,833

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement (the Existing Credit Agreement) with a group of banks to fund capital investments, letters of credit and working capital needs. The Company has pledged certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.

Credit Agreement

The Existing Credit Agreement is a revolving credit facility for up to $250 million expiring in March 2020. The Existing Credit Agreement also has an accordion feature that allows for an additional $75 million in availability, subject to bank approval. The Existing Credit Agreement provides for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company's leverage ratio.

Under the Existing Credit Agreement, the Company must maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Existing Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.

At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Existing Credit Agreement. At December 31, 2017, the Company had $43.0 million of outstanding borrowings and outstanding letters of credit of $33.9 million under the Existing Credit Agreement. The available portion of the Existing Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to bank approval.  The amendment reduced the interest rate pricing grid.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

Capital Leases

The Company is obligated under capital leases with seven year terms which include obligations covering revenue equipment totaling $102.9 million and $89.9 million as of December 31, 2018 and 2017, respectively. Amortization of assets held under the capital leases is included in depreciation and amortization expense. The weighted average interest rate for the capital leases at December 31, 2018 and 2017 is 3.41% and 3.07%, respectively.

Other

The Company paid cash for interest of $5.2 million, $4.8 million, and $4.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The estimated fair value of total debt at December 31, 2018 and 2017 is $122.0 million and $132.3 million, respectively. The carrying amount of debt related to the revolving credit facility approximated fair value as of December 31, 2018 and 2017 due to the existence of variable interest rates, which approximate market rates. The fair value of the capital leases is based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on capital leases, for the next five years (in thousands) are as follows:

Amount
2019	$21,311
2020	41,311
2021	21,837
2022	19,947
2023	14,522
Thereafter	14,356
Total	133,284
Less: Amounts Representing Interest on Capital Leases	10,425
Total	$122,859

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $23.2 million, $21.1 million, and $18.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2019	$21,285
2020	16,978
2021	14,159
2022	11,482
2023	8,215
Thereafter	22,531
Total	$94,650

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $25.6 million at December 31, 2018. As of December 31, 2018 and 2017, the Company had $22.0 million and $11.2 million, respectively, of capital expenditures in accounts payable.

Other.

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs.  The Company’s pro rata share of these outstanding letters of credit was $1.8 million at December 31, 2018 and 2017.

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

4.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2016	$12,105
Goodwill acquired	—
December 31, 2017	12,105
Goodwill acquired	—

December 31, 2018	$12,105

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2018		December 31, 2017
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$9,566	$19,000	$8,502
Covenants not-to-compete (useful life of 4-6 years)	4,425	4,408	4,425	4,209
Trademarks (useful life of 15 years)	1,500	392	1,500	292

Total	$24,925	$14,366	$24,925	$13,003

Amortization expense for intangible assets was $1.4 million, $1.4 million and $1.7 million for 2018, 2017 and 2016, respectively. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2019	$1,180
2020	1,163
2021	1,163
2022	1,008
2023	853

5.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2018	2017	2016
Numerator:
Net income	$104,981	$91,129	$48,024
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,762	25,518	25,038
Effect of dilutive stock options and restricted stock	160	142	51
Effect of other common stock equivalents	369	426	591
Denominator for diluted earnings per share–adjusted weighted average common shares	26,291	26,086	25,680

Basic Earnings Per Share	$4.08	$3.57	$1.92

Diluted Earnings Per Share	$3.99	$3.49	$1.87

In 2018 and 2017, options and restricted stock for 45,150 and 61,364 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2018	2017	2016
Shares of common stock purchased	10,390	8,220	11,530
Aggregate purchase price of shares purchased	$700,234	$390,542	$291,349
Shares of common stock sold	37,086	4,717	10,694
Aggregate sale price of shares sold	$2,777,630	$271,417	$322,928

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 240,000 and 228,423 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2018 and 2017, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

7.    Stock-Based Compensation

Prior to the adoption of FASB ASU 2016-09 in 2017, ASC 718 required the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduced net operating cash flows and increased net financing cash flows for 2016. For the year ended December 31, 2016, the associated cash flows from financing activities were $0.5 million.  For the years ended December 31, 2018 and 2017, the associated cash flows from operating activities were $0.6 million, and $1.7 million, respectively.

The stockholders of the Company approved the 2018 Omnibus Incentive Plan (the 2018 Omnibus Plan), the Second Amended and Restated 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) and Amended and Restated 2003 Omnibus Incentive Plan (the 2003 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The 2018 Omnibus Plan has 1,100,000 shares of common stock reserved.  The 2011 Omnibus Plan had a total of 2,350,000 shares of common stock reserved. Following stockholder approval of the 2018 Omnibus Plan, no additional awards have been made under the 2011 Omnibus Plan.  The Company had reserved 1,236,000 shares of its common stock under the 2003 Omnibus Plan. Following stockholder approval of the 2011 Omnibus Plan, no additional grants have been made under the 2003 Omnibus Plan.

The 2018 Omnibus Plan, the 2011 Omnibus Plan and the 2003 Omnibus Plan provide for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; restricted stock units; and Performance Unit Awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date are non-qualified stock options, have cliff vesting at the end of three years of continuous service, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. There are no outstanding stock options held by non-employee directors, and no stock options have been granted to non-employee directors under the 2018 Omnibus Plan or the 2011 Omnibus Plan.

The 2011 Omnibus Plan provided for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 1,363, 1,942, and 3,279 for the years ended December 31, 2018, 2017 and 2016, respectively. Non-employee directors were also issued in lieu of cash compensation in the aggregate 11,577, 15,152 and 23,734 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2018, 2017 and 2016, respectively.

At December 31, 2018 and 2017, no shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan. At December 31, 2018 and 2017, 637,695 and 756,218 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. At December 31, 2018, 1,100,000 shares remain reserved and unissued under the provisions of the 2018 Omnibus Plan. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan, 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2018, 2017 and 2016 had stock option and restricted stock compensation expense of $2.1 million, $2.3 million and $2.0 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2018, there is unrecognized compensation expense of $2.8 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity for the year ended December 31, 2018 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2017	335,000	$34.75
Granted	46,500
Exercised	(105,860)
Forfeited	(9,330)

Outstanding at December 31, 2018	266,310	$38.93	4.6	$5,289

Exercisable at December 31, 2018	8,830	$43.01	3.1	$113

The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $3.5 million, $3.5 million, and $2.5 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2018, 2017 and 2016 was $23.74, $15.49, and $9.99, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2018, 2017 and 2016 was $15.41, $12.26, and $12.95, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Risk free interest rate	2.24%	1.89%	1.63%
Expected life in years	4.2	4.5	4.5
Expected volatility	36.31%	36.90%	41.42%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2018 and changes during the year ended December 31, 2018:

	Options	Weighted Average Grant-date Fair Value
Unvested at December 31, 2017	309,720	$12.38
Granted	46,500	23.74
Vested	(89,410)	15.41
Forfeited	(9,330)	13.00

Unvested at December 31, 2018	257,480	$13.36

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

The following table summarizes restricted stock activity during the year ended December 31, 2018:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2017	57,857	$42.10
Granted	16,562	73.35
Vested	(2,896)	47.46
Forfeited	(1,162)	57.48

Restricted Stock at December 31, 2018	70,361	$48.98

Performance Unit Awards

Under the 2011 Omnibus Plan, the Compensation Committee of the Board of Directors approved Performance Unit Awards to a group of less than 20 management and executive employees.

The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results include expense for the Performance Unit Awards of $2.4 million in 2018, $1.9 million in 2017 and $1.6 million in 2016. Shares earned under the Performance Unit Awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 128,240 shares for the January 2016 - December 2018 performance period in February 2019, 49,188 shares for the January 2015 - December 2017 performance period in February 2018, and 30,893 shares for the January 2014 - December 2016 performance period in February 2017. The issuance of shares related to these awards would range from zero to a maximum of 128,240 shares per year as of December 31, 2018.

8.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in continuing operations for the years ended December 31, 2018, 2017 and 2016, were $9.9 million, $8.3 million, and $7.1 million, respectively.

Deferred Compensation Plan

The Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company common stock rather than cash. At December 31, 2018 and 2017, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 143,614 and 170,310 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include performance incentives of $19.9 million, $12.2 million, and $5.1 million in 2018, 2017 and 2016, respectively. Cash performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 6,840, 8,063, and 20,532 shares in the open market during 2018, 2017 and 2016, respectively.

9.    Income Taxes

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate tax rate from 35 percent to 21 percent, allows for immediate deductibility of certain qualified depreciable assets, other changes in the deductibility of items and requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.

The Company recognized a tax benefit amount of $34 million to reflect the estimated impact of the Act, which is included as a component of income tax expense in 2017.  No material changes to this estimate were recognized in 2018.  The 2017 tax benefit is the result of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21 percent.

Other

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2018	2017
Depreciation	$115,775	$86,506
Other	2,977	93

Gross deferred tax liabilities	118,752	86,599
Allowance for doubtful accounts	(995)	(988)
Equity-based compensation	(3,444)	(2,607)
Employee benefits	(6,139)	(5,458)
Claims and insurance	(17,176)	(16,929)
Other	(4,105)	(1,194)

Gross deferred tax assets	(31,859)	(27,176)

Net deferred tax liability	$86,893	$59,423

The Company has determined that a valuation allowance was not necessary at December 31, 2018 or 2017 for substantially all deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences or future taxable income.

The income tax provision (benefit) for continuing operations consists of the following (in thousands):

	2018	2017	2016
Current:
U.S. federal	$1,650	$17,637	$12,127
State	1,732	1,761	1,988

Total current income tax provision	3,382	19,398	14,115

Deferred:
U.S. federal	27,114	(21,221)	12,599
State	356	445	181

Total deferred income tax provision	27,470	(20,776)	12,780

Total income tax provision	$30,852	$(1,378)	$26,895

A reconciliation between income taxes at the federal statutory rate (21 or 35 percent) and the effective income tax provision is as follows (in thousands):

	2018	2017	2016
Provision at federal statutory rate	$28,525	$31,422	$26,222
State income taxes, net	4,468	2,545	2,418
Tax Cuts and Jobs Act benefit	—	(33,910)	—
Nondeductible business expenses (benefits)	(49)	(913)	462
Tax credits	(1,659)	(190)	(1,278)
Other, net	(433)	(332)	(929)

Total provision	$30,852	$(1,378)	$26,895

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2015 - 2018 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2009-2018 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2005 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2018	2017
Gross unrecognized tax benefits at beginning of year	$1,093	$1,280
Gross decreases in tax positions for prior years	(341)	(7)
Gross increases in tax positions for current year	319	171
Settlements	—	—
Lapse of statute of limitations	(202)	(351)

Gross unrecognized tax benefits at end of year	$869	$1,093

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2018 and 2017, the Company did not record any interest related to unrecognized tax benefits. During the year ended December 31, 2016, the Company recorded interest related to unrecognized tax benefits of approximately $0.1 million. The Company had approximately $0.1 million and $0.1 million of accrued interest and penalties at December 31, 2018 and 2017, respectively. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $0.9 million and $1.1 million as of December 31, 2018 and 2017, respectively. The Company paid cash for income taxes of $1.9 million, $17.0 million, and $5.4 million in 2018, 2017 and 2016, respectively.

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

In February 2018, US federal tax law changes were enacted that reinstated the tax credits for alternative fuel usage for 2017.  The Company recognized the tax credits of approximately $1.0 million in 2018.

10.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2018	March 31	June 30	September 30	December 31
Operating revenue	$392,805	$428,732	$425,562	$406,750
Operating income	27,579	41,565	38,697	33,336
Net income	21,125	30,281	28,195	25,380

Basic earnings per share	$0.82	$1.18	$1.09	$0.98

Diluted earnings per share	$0.80	$1.15	$1.07	$0.97

Three months ended, 2017	March 31	June 30	September 30	December 31
Operating revenue	$323,090	$364,404	$357,010	$360,196
Operating income	17,527	29,686	24,568	22,928
Net income	11,395	17,571	14,373	47,789

Basic earnings per share	$0.45	$0.69	$0.56	$1.87

Diluted earnings per share	$0.44	$0.68	$0.55	$1.82

11.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2018, 2017 and 2016

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2018:
Deducted from asset account – Allowance for uncollectible accounts	$3,991	$1,978	$—	$(1,941)	$4,028
Year ended December 31, 2017:
Deducted from asset account – Allowance for uncollectible accounts	3,222	2,634	—	(1,865)	3,991
Year ended December 31, 2016:
Deducted from asset account – Allowance for uncollectible accounts	3,451	1,475	—	(1,704)	3,222

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2018 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018, which report appears on page 41 of this Form 10-K.

Richard D. O’Dell	Chief Executive Officer
Frederick J. Holzgrefe, III	President and Chief Operating Officer (Principal Financial Officer)

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 30, 2019, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 30, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 30, 2019, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 30, 2019, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 30, 2019, and is incorporated herein by reference.

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

1. Financial Statements

The consolidated financial statements required by this item are included in Part II, Item 8, “Financial Statements and Supplementary Data” herein.

2. Financial Statement Schedules

The Schedule II — Valuation and Qualifying Accounts information is included in Note 11 to the consolidated financial statements contained herein. All other financial statement schedules have been omitted because they are not applicable.

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

10.2.2

Sixth Amended and Restated Credit Agreement, dated as of February 5, 2019, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 11, 2019).

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

10.8	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.9.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*

10.9.2

Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*

10.9.3

Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).*

10.9.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).*

10.10

Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).*

10.11

Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).*

10.12

Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).*

Exhibit Number	Description of Exhibit

10.13

SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

10.14	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.15

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.16

Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.17

Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.25 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2011).*

10.18

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.19

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Richard D. O’Dell (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.20

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Frederick J. Holzgrefe, III (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.3 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.21	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.22

Severance Agreement, dated as of February 3, 2015, between Saia, Inc., and Frederick J. Holzgrefe, III (incorporated herein by reference to Exhibit 10.5 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.23	Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan.*

10.24	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan.*

10.25	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan.*

10.26	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Richard D. O’Dell.*

10.27	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Frederick J. Holzgrefe, III.*

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Saia’s Form 10-K (File No. 0-49983) for the year ended December 31, 2014).

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibit
101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017, (ii) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 25, 2019	By:	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell	Chief Executive Officer and Director, Saia, Inc. (Principal Executive Officer)	February 25, 2019
Richard D. O’Dell

/s/ Frederick J. Holzgrefe, III	President, Chief Operating Officer and Director, Saia, Inc. (Principal Financial Officer)	February 25, 2019
Frederick J. Holzgrefe, III

/s/ Stephanie R. Maschmeier	Controller, Saia, Inc. (Principal Accounting Officer)	February 25, 2019
Stephanie R. Maschmeier

/s/ Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 25, 2019
Herbert A. Trucksess, III

/s/ Di-Ann Eisnor	Director	February 25, 2019
Di-Ann Eisnor

/s/ William F. Evans	Director	February 25, 2019
William F. Evans

/s/ John P. Gainor, Jr.	Director	February 25, 2019
John P. Gainor, Jr.

/s/ John J. Holland	Director	February 25, 2019
John J. Holland

/s/ Randolph W. Melville	Director	February 25, 2019
Randolph W. Melville

/s/ Bjorn E. Olsson	Director	February 25, 2019
Bjorn E. Olsson

/s/ Jeffrey C. Ward	Director	February 25, 2019
Jeffrey C. Ward