Form 10-Q
period 2019-03-31
SAIA INC
filed 2019-05-01
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at May 1, 2019
Common Stock, par value $.001 per share	25,890,176

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2019	December 31, 2018
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$31	$2,194
Accounts receivable, net	202,133	181,612
Prepaid expenses and other	38,923	29,567
Total current assets	241,087	213,373
Property and Equipment, at cost	1,553,938	1,521,341
Less-accumulated depreciation	648,408	628,283
Net property and equipment	905,530	893,058
Operating Lease Right-of-Use Assets	72,460	—
Goodwill and Identifiable Intangibles, net	22,356	22,664
Other Noncurrent Assets	5,424	4,648
Total assets	$1,246,857	$1,133,743
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$71,983	$78,994
Wages, vacation and employees’ benefits	38,834	48,116
Claims and insurance accruals	40,138	40,980
Other current liabilities	25,207	23,138
Current portion of long-term debt	17,914	18,082
Current portion of operating lease liability	17,390	—
Total current liabilities	211,466	209,310
Other Liabilities:
Long-term debt, less current portion	130,964	104,777
Operating lease liability, less current portion	58,035	—
Deferred income taxes	92,208	86,893
Claims, insurance and other	36,534	36,899
Total other liabilities	317,741	228,569
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,890,176 and 25,693,651 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	26	26
Additional paid-in-capital	254,575	254,738
Deferred compensation trust, 144,536 and 143,614 shares of common stock at cost at March 31, 2019 and December 31, 2018, respectively	(3,691)	(3,381)
Retained earnings	466,740	444,481
Total stockholders’ equity	717,650	695,864
Total liabilities and stockholders’ equity	$1,246,857	$1,133,743

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2019 and 2018

(unaudited)

	First Quarter
	2019	2018
	(in thousands, except per share data)
Operating Revenue	$410,584	$392,805
Operating Expenses:
Salaries, wages and employees’ benefits	220,352	211,124
Purchased transportation	28,418	29,916
Fuel, operating expenses and supplies	83,543	78,794
Operating taxes and licenses	13,202	12,150
Claims and insurance	9,530	10,191
Depreciation and amortization	26,782	23,030
Loss from property disposals, net	126	21
Total operating expenses	381,953	365,226
Operating Income	28,631	27,579
Nonoperating Expenses (Income):
Interest expense	1,383	1,226
Other, net	(334)	(103)
Nonoperating expenses, net	1,049	1,123
Income Before Income Taxes	27,582	26,456
Income Tax Provision	5,323	5,331
Net Income	$22,259	$21,125

Weighted average common shares outstanding – basic	25,873	25,698
Weighted average common shares outstanding – diluted	26,322	26,308

Basic Earnings Per Share	$0.86	$0.82
Diluted Earnings Per Share	$0.85	$0.80

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2019 and 2018

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864
Stock compensation, including options and long-term incentives	—	—	998	—	—	998
Director deferred share activity	45,075	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	68,169	—	1,798	—	—	1,798
Shares issued for long-term incentive awards, net of shares withheld for taxes	83,281	—	(3,268)	—	—	(3,268)
Purchase of shares by Deferred Compensation Trust	—	—	309	(458)	—	(149)
Sale of shares by Deferred Compensation Trust	—	—	—	148	—	148
Net income	—	—	—	—	22,259	22,259

BALANCE at March 31, 2019	25,890,176	26	254,575	(3,691)	466,740	717,650

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2017	25,551,617	$26	$246,454	$(3,486)	$339,500	$582,494
Stock compensation, including options and long-term incentives	—	—	1,058	—	—	1,058
Director deferred share activity	—	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	97,370	—	4,018	—	—	4,018
Shares issued for long-term incentive awards, net of shares withheld for taxes	31,428	—	(1,302)	—	—	(1,302)
Purchase of shares by Deferred Compensation Trust	—	—	5	(295)	—	(290)
Sale of shares by Deferred Compensation Trust	—	—	—	291	—	291
Net income	—	—	—	—	21,125	21,125

BALANCE at March 31, 2018	25,680,415	26	250,233	(3,490)	360,625	607,394

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(unaudited)

	First Quarter
	2019	2018
	(in thousands)
Operating Activities:
Net income	$22,259	$21,125
Noncash items included in net income:
Depreciation and amortization	26,782	23,030
Other, net	8,076	3,608
Changes in operating assets and liabilities, net	(26,717)	(12,261)
Net cash provided by operating activities	30,400	35,502
Investing Activities:
Acquisition of property and equipment	(56,741)	(46,881)
Proceeds from disposal of property and equipment	275	100
Net cash used in investing activities	(56,466)	(46,781)
Financing Activities:
Repayment of revolving credit agreement	(55,780)	(42,718)
Borrowing of revolving credit agreement	86,388	50,550
Proceeds from stock option exercises	1,798	4,018
Shares withheld for taxes	(3,268)	(1,302)
Debt issuance costs	(646)	—
Repayment of finance leases	(4,589)	(3,493)
Net cash provided by financing activities	23,903	7,055
Net Decrease in Cash and Cash Equivalents	(2,163)	(4,224)
Cash and cash equivalents, beginning of period	2,194	4,720
Cash and cash equivalents, end of period	$31	$496

Non Cash Investing Activities
Equipment financed with finance leases	$—	$5,318

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2019.

Business

The Company provides regional and interregional less-than-truckload (LTL) services through a single integrated organization.  While more than 97% of its revenue has been derived from transporting LTL shipments across 42 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.  The Company’s customer base is diversified across numerous industries.

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

The transit time to complete a shipment is typically between 1 to 5 days.  Payments for transportation services are normally billed after completion of the service and are generally due within 30 days after the invoice date.  The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

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

Risk retention amounts per occurrence are as follows:

Bodily injury and property damage (auto liability)	$2,000,000
Workers’ compensation	1,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000

Effective March 1, 2018, the Company entered into a new auto liability policy with a three-year term. The risk retention amount per occurrence remains at $2.0 million under the new policy. The policy includes a limit for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021. The policy includes a returnable premium of up to $5.2 million, to be adjusted by the insurer for changes in claims, and a provision to extend the term of the policy for one additional 12-month period, if management and the insurer mutually agree to commute the policy for the first 12 months of the policy term. A decision with respect to commutation of the first 12 months of the policy could not be made before March 1, 2019. The policy also includes a returnable premium of up to $15.6 million, to be adjusted by the insurer for changes in claims, if management and the insurer mutually agree to commute the policy for the entire 36 months. A decision with respect to commutation of the entire policy cannot be made before August 30, 2021, unless both the Company and the insurance carrier agree to a commutation prior to the end of the policy term. Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at March 31, 2019.  The Company has not made a decision whether to seek to commute the first 12 months of the policy.  As such, no related amounts were recorded at March 31, 2019.

Accounting Pronouncements Adopted in 2019

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard became effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard using the effective date as its date of initial application. Consequently, financial information has not been updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.

The new standard provided a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.  The Company elected the short-term lease recognition exemption for all leases that qualify.  This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

As of January 1, 2019, the Company recognized additional net lease assets and operating liabilities of approximately $77 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases.   Additionally, per the requirements of the new standard for measurement of the ROU, approximately $3 million of deferred rent liability was reclassified as a contra account against the ROU asset.  Substantially all of the balance came from the Claims, insurance and other section of the balance sheet reported at December 31, 2018.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2019	2018
Numerator:
Net income	$22,259	$21,125
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,873	25,698
Effect of dilutive stock options	125	172
Effect of other common stock equivalents	324	438
Denominator for diluted earnings per share–adjusted weighted average common shares	26,322	26,308

Basic Earnings Per Share	$0.86	$0.82

Diluted Earnings Per Share	$0.85	$0.80

For the quarter ended March 31, 2019, options and restricted stock for 127,642 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended March 31, 2018, options and restricted stock for 63,062 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at March 31, 2019.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2019 and December 31, 2018, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2019 and December 31, 2018 was $148.3 million and $122.0 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $148.9 million and $122.9 million at March 31, 2019 and December 31, 2018, respectively.

(5) Debt and Financing Arrangements

At March 31, 2019 and December 31, 2018, debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Credit Agreement with Banks, described below	$50,608	$20,000
Finance Leases, described below	98,270	102,859
Total debt	148,878	122,859
Less: current portion of long-term debt	17,914	18,082
Long-term debt, less current portion	$130,964	$104,777

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Credit Agreement

The Fifth Amended and Restated Credit Agreement dated March 6, 2015 (the Restated Credit Agreement) was a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also had an accordion feature that allowed for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provided for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.  Under the Restated Credit Agreement, the Company had to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Restated Credit Agreement also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

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

At March 31, 2019, the Company had borrowings of $50.6 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $98.3 million and $102.9 million as of March 31, 2019 and December 31, 2018, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense.  The weighted average interest rates for the finance leases at March 31, 2019 and December 31, 2018 were 3.4 percent and 3.4 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2019	$15,984
2020	21,311
2021	21,837
2022	20,101
2023	14,522
Thereafter	64,681
Total	158,436
Less: Amounts Representing Interest on Finance Leases	9,558
Total	$148,878

(6) Leases

The Company’s leases include but are not limited to real estate, including terminals and general office buildings, trailers, corporate fleet vehicles and other equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

As of March 31, 2019, approximately $113.2 million of finance leased assets, net of depreciation, were included in Property and Equipment.  Accumulated depreciation for these assets totaled $28.6 million as of the same period ended.

Three Months Ended
March 31, 2019
Lease Cost	(in thousands)

Finance Lease Cost:
Amortization of right-of-use assets	$2,770
Interest on lease liabilities	800
Operating lease cost (includes variable and sublease costs as they are immaterial)	5,356
Short-term lease cost	932
Total lease cost	$9,858

Other Information
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	800
Operating cash flows from operating leases	6,783
Finance cash flows from finance leases	4,589
Right-of-use assets obtained in exchange for new finance lease liabilities	—
Right-of-use assets obtained in exchange for new operating lease liabilities	3,017
Weighted-average remaining lease term - finance leases (years)	4.7
Weighted-average remaining lease term - operating leases (years)	6.0
Weighted-average discount rate - finance leases	3.4%
Weighted-average discount rate - operating leases	4.7%

Maturity of Lease Liaiblities (in thousands)	Operating Leases	Finance Leases
2019	$17,510	$15,984
2020	18,429	21,311
2021	15,377	21,837
2022	12,313	20,101
2023	8,779	14,522
Thereafter	23,301	14,073
Total lease payments	95,709	107,828
Less: Interest	20,284	9,558
Present value of lease liabilities	$75,425	$98,270

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2018 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns in the business cycle;
•	effectiveness of Company-specific performance improvement initiatives, including management of the cost structure to match shifts in customer volume levels;
•	the creditworthiness of our customers and their ability to pay for services;
•	failure to achieve acquisition synergies;
•	failure to operate and grow acquired businesses in a manner that supports the value allocated to these acquired businesses, including their goodwill;
•	economic declines in the geographic regions or industries in which our customers operate;
•	competitive initiatives and pricing pressures, including in connection with fuel surcharge;
•	loss of significant customers;
•	the Company’s need for capital and uncertainty of the credit markets;
•	the possibility of defaults under the Company’s debt agreements (including violation of financial covenants);
•	possible issuance of equity which would dilute stock ownership;
•	integration risks;
•	the effect of litigation including class action lawsuits;
•	cost and availability of qualified drivers, fuel, purchased transportation, real property, revenue equipment, and other assets;
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

•

cost and availability of insurance coverage, including the possibility the Company may be required to pay additional premiums or may elect to assume additional liability under its auto liability policy;

•	increased costs of healthcare and prescription drugs, including as a result of healthcare legislation;
•	social media risks;
•	disruption in or failure of the Company’s technology or equipment including services essential to operations of the Company and/or cyber-security risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

The Company’s operating revenue increased by 4.5 percent in the first quarter of 2019 compared to the same period in 2018.  The increase resulted primarily from pricing actions and increased fuel surcharges, partially offset by one less workday.

Consolidated operating income was $28.6 million for the first quarter of 2019 compared to $27.6 million for the first quarter of 2018.  In the first quarter of 2019, LTL shipments and tonnage per workday were down 0.1 percent and 3.5 percent, respectively, versus the prior year quarter, impacted by winter weather and market conditions.  Diluted earnings per share were $0.85 in the first quarter of 2019, compared to diluted earnings per share of $0.80 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 93.0 percent in the first quarter of 2019 compared to 93.0 percent in the first quarter of 2018.

The Company generated $30.4 million in net cash provided by operating activities in the first three months of 2019 compared with $35.5 million in the same period last year.  The decrease is primarily due to working capital fluctuations.  The Company’s net cash used in investing activities was $56.5 million during the first three months of 2019 compared to $46.8 million in the first three months of 2018, primarily as a result of the timing of capital expenditures for revenue equipment and real estate in the first three months of 2019.  The Company’s net cash provided by financing activities was $23.9 million in the first three months of 2019 compared to $7.1 million during the same period last year, primarily due to increased borrowing (net of repayments) largely to fund capital expenditures.  The Company had $50.6 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $27.9 million and a minimal cash and cash equivalents balance at March 31, 2019.  The Company also had $98.3 million in obligations under finance leases at March 31, 2019.  The Company was in compliance with the debt covenants under its revolving credit agreement at March 31, 2019.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While historically 97 percent of its revenue has been derived from transporting LTL shipments across 42 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2019 and 2018

(unaudited)

			Percent
			Variance
	2019	2018	'19 v. '18
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$410,584	$392,805	4.5%
Operating Expenses:
Salaries, wages and employees’ benefits	220,352	211,124	4.4
Purchased transportation	28,418	29,916	(5.0)
Depreciation and amortization	26,782	23,030	16.3
Fuel and other operating expenses	106,401	101,156	5.2
Operating Income	28,631	27,579	3.8
Operating Ratio	93.0%	93.0%	—
Nonoperating Expense	1,049	1,123	(6.6)

Working Capital (as of March 31, 2019 and 2018)	29,621	47,322
Cash Flows provided by Operating Activities (year to date)	30,400	35,502
Net Acquisitions of Property and Equipment (year to date)	56,466	46,781

Saia Motor Freight Operating Statistics:
LTL Tonnage	1,139	1,199	(5.0)
LTL Shipments	1,741	1,770	(1.6)
LTL Revenue per hundredweight	$17.61	$15.92	10.6

Quarter ended March 31, 2019 compared to Quarter ended March 31, 2018

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2019 increased 4.5 percent to $410.6 million primarily as a result of increased fuel surcharges and pricing actions partially offset by one less workday in the first quarter of 2019.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 10.6 percent to $17.61 per hundredweight for the first quarter of 2019 as a result of increased rates, changes in business mix, and fuel surcharges.  For the first quarter of 2019, Saia’s LTL tonnage decreased 3.5 percent per workday to 1.1 million tons, and LTL shipments decreased 0.1 percent per workday to 1.7 million shipments driven by the impacts of winter weather.  For the first quarter of 2019, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on May 21, 2018 and February 18, 2019, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 12.9 percent of operating revenue for the quarter ended March 31, 2019 compared to 13.0 percent for the quarter ended March 31, 2018, as a result of pricing actions partially offset by increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $28.6 million in the first quarter of 2019 compared to $27.6 million in the prior year quarter.  Overall, the operations were favorably impacted in the first quarter of 2019 by pricing actions and higher fuel surcharge, which were offset by salary and wage increases, increased depreciation expense and costs associated with the Company’s geographic expansion.  The first quarter of 2019 operating ratio (operating expenses divided by operating revenue) was 93.0 percent compared to 93.0 percent for the same period in 2018.

Salaries, wages and benefits increased $9.2 million in the first quarter of 2019 compared to the first quarter of 2018 largely due to higher wages associated with increased headcount in the first quarter of 2019, a wage increase in July 2018 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $4.7 million in the first quarter of 2019 compared to the prior year quarter largely due to higher fuel costs, increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the first quarter of 2019, claims and insurance expense was $0.7 million lower than the previous year quarter primarily due to decreased cargo claims. Purchased transportation decreased $1.5 million in the first quarter of 2019 compared to the first quarter of 2018 primarily due to decreases in shipments and tonnage and higher utilization of existing fleet capacity to maintain service requirements during the first quarter of 2019.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in the first three months of 2019 was $0.2 million higher than the first three months of 2018 due to increased average interest rates and increased average borrowings in the first three months of 2019.

The effective tax rate was 19.3 percent and 20.2 percent for the quarters ended March 31, 2019 and 2018, respectively.  The decrease in the first quarter tax rate in 2019 is primarily a result of increased excess tax benefits related to stock activity.

Net income was $22.3 million, or $0.85 per diluted share, in the first quarter of 2019 compared to net income of $21.1 million, or $0.80 per diluted share, in the first quarter of 2018.

Working capital/capital expenditures

Working capital at March 31, 2019 was $29.6 million, which decreased from working capital at March 31, 2018 of $47.3 million.

Current assets at March 31, 2019 increased by $15.1 million as compared to March 31, 2018 and includes an increase in accounts receivable of $10.7 million.  Current liabilities increased by $32.8 million at March 31, 2019 compared to March 31, 2018 largely due to the addition of operating lease liabilities as a result of the adoption of ASU 2016-02 on January 1, 2019 and increases in accrued taxes, accrued wages, vacation and employee benefits and claims and insurance accruals.  Cash flows provided by operating activities were $30.4 million for the three months ended March 31, 2019 versus $35.5 million for the three months ended March 31, 2018.  For the three months ended March 31, 2019, net cash used in investing activities was $56.5 million versus $46.8 million in the same period last year, a $9.7 million increase.  This increase resulted primarily from increased acquisitions of revenue equipment, technology and real estate.  The Company currently plans net capital expenditures in 2019 of approximately $275 to $300 million.  For the three months ended March 31, 2019, net cash provided by financing activities was $23.9 million compared to $7.1 million during the same period last year, as a result of increased borrowing (net of repayments) on the revolving credit agreement to fund capital expenditures.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity.  We focus on providing top quality service and improving safety performance.  On February 18, 2019, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue.  The extent of the success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

The Company currently expects the effective tax rate for 2019 to be approximately 23.5 percent.  The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring discrete items, the resolution of income tax audits, changes in tax laws, including alternative fuel tax credits, or the tax impact from employee share-based payments.

Effective July 1, 2018, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $19 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company builds market share, including through its geographic expansion, it expects numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage.  The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography into the Northeastern United States and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Accounting Pronouncements Adopted in 2019

In February 2016, the FASB established Topic 842, Leases, by issuing ASU No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with the classification affecting the pattern and classification of expense recognition in the income statement.

The new standard became effective for the Company on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard using the effective date as its date of initial application. Consequently, financial information has not been updated and the disclosures required under the new standard are not provided for dates and periods before January 1, 2019.

The new standard provided a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.  The Company elected the short-term lease recognition exemption for all leases that qualify.  This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition.

As of January 1, 2019, the Company recognized additional net lease assets and operating liabilities of approximately $77 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases. Additionally, per the requirements of the new standard for measurement of the ROU, approximately $3 million of deferred rent liability was reclassified as a contra account against the ROU asset.  Substantially all of the balance came from the Claims, insurance and other section of the balance sheet reported at December 31, 2018.

Financial Condition

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Credit Agreement

Prior to February 5, 2019, the Company was party to a Restated Credit Agreement with a group of banks that included a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also had an accordion feature that allowed for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provided for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.  Under the Restated Credit Agreement, the Company had to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Restated Credit Agreement also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to bank approval.  The amendment reduced the interest rate pricing grid compared to the Restated Credit Agreement.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At March 31, 2019, the Company had borrowings of $50.6 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $98.3 million and $102.9 million as of March 31, 2019 and December 31, 2018, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense.  The weighted average interest rates for the finance leases at March 31, 2019 and December 31, 2018 were 3.4 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $256.4 million for the year ended December 31, 2018, while net cash used in investing activities was $222.6 million.  Cash flows provided by operating activities were $30.4 million for the three months ended March 31, 2019, $5.1 million lower than the first three months of the prior year. The decrease is primarily due to working capital fluctuations.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Restated Credit Agreement. At March 31, 2019, the Company had $173.3 million in availability under the Restated Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at March 31, 2019.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2019 are $275 to $300 million, inclusive of equipment acquired using finance leases. This represents an increase of approximately $23 million to $48 million from 2018 net capital expenditures of $252 million for property and equipment, inclusive of equipment acquired using finance leases, and information technology. Projected 2019 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $56.5 million in the first three months of 2019, inclusive of equipment acquired using finance leases. Approximately $151.8 million of the 2019 remaining capital budget was committed as of March 31, 2019.

In accordance with U.S. generally accepted accounting principles, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.5 million for the remainder of 2019 and decreasing for each year thereafter based on borrowings and commitments outstanding at March 31, 2019.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2019 (in millions):

	Payments due by year
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$50.6	$50.6
Leases:
Finance Leases (1)	16.0	21.3	21.8	20.1	14.5	14.1	107.8
Operating leases (2)	17.5	18.4	15.4	12.3	8.8	23.3	95.7
Purchase obligations (3)	151.8	—	—	—	—	—	151.8
Total contractual obligations	$185.3	$39.7	$37.2	$32.4	$23.3	$88.0	$405.9

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 6 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q.
(3)	Includes commitments of $151.8 million for capital expenditures.

	Amount of commitment expiration by year
	2019	2020	2021	2022	2023	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$173.3	$173.3
Letters of credit	—	27.9	—	—	—	—	27.9
Surety bonds	4.8	44.4	—	—	—	—	49.2
Total commercial commitments	$4.8	$72.3	$—	$—	$—	$173.3	$250.4

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of March 31, 2019.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At March 31, 2019, the Company has $75.6 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Condensed Consolidated Financial Statements contained herein, the Company has self-insured retention limits generally ranging from $250,000 to $2 million per occurrence for medical, workers’ compensation, auto liability, casualty and cargo claims.  The liabilities associated with the risk retained by the Company are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, scheduled day of delivery and current trend in average rates charged to customers.  Since the cycle for pickup and delivery of shipments is generally 1-5 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month.  Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections.  Billing adjustments are primarily made for discounts and billing corrections.  These estimates are continuously evaluated and updated; however, changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

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

These accounting policies and others are described in further detail in the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2019.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2019
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$13.6	$18.7	$19.8	$18.8	$13.7	$13.6	$98.2	$97.7
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%
Variable rate debt	$—	$—	$—	$—	$—	$50.6	$50.6	$50.6
Average interest rate	—	—	—	—	—	3.7%

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

Item 1A. Risk Factors — Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2019 through
January 31, 2019	—	(2)	$—	(2)	—	$—
February 1, 2019 through
February 28, 2019	5,920	(3)	$67.27	(3)	—	—
March 1, 2019 through
March 31, 2019	880	(4)	$67.23	(4)	—	—
Total	6,800				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2019 through January 31, 2019.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,000 shares of Saia stock at an average price of $66.84 during the period of February 1, 2019 through February 28, 2019.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 4,878 shares of Saia stock at an average price of $63.43 during the period of March 1, 2019 through March 31, 2019.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2019 and 2018 (unaudited), (iii) Consolidated Statement of Stockholders’ Equity for the three months ended March 31, 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: May 1, 2019	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
President and Chief Operating Officer