Form 10-Q
period 2019-06-30
SAIA INC
filed 2019-07-31
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SAIA	The Nasdaq Global Select Market

There were 25,905,664 shares of Common Stock outstanding at July 31, 2019

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2019	December 31, 2018
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$503	$2,194
Accounts receivable, net	227,046	181,612
Prepaid expenses and other	33,840	29,567
Total current assets	261,389	213,373
Property and Equipment, at cost	1,665,557	1,521,341
Less-accumulated depreciation	674,220	628,283
Net property and equipment	991,337	893,058
Operating Lease Right-of-Use Assets	71,765	—
Goodwill and Identifiable Intangibles, net	22,066	22,664
Other Noncurrent Assets	5,563	4,648
Total assets	$1,352,120	$1,133,743
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$77,521	$78,994
Wages, vacation and employees’ benefits	47,095	48,116
Claims and insurance accruals	47,255	40,980
Other current liabilities	29,439	23,138
Current portion of long-term debt	18,959	18,082
Current portion of operating lease liability	16,921	—
Total current liabilities	237,190	209,310
Other Liabilities:
Long-term debt, less current portion	160,920	104,777
Operating lease liability, less current portion	55,960	—
Deferred income taxes	100,244	86,893
Claims, insurance and other	40,304	36,899
Total other liabilities	357,428	228,569
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,905,664 and 25,693,651 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	26	26
Additional paid-in-capital	257,583	254,738
Deferred compensation trust, 148,066 and 143,614 shares of common stock at cost at June 30, 2019 and December 31, 2018, respectively	(3,920)	(3,381)
Retained earnings	503,813	444,481
Total stockholders’ equity	757,502	695,864
Total liabilities and stockholders’ equity	$1,352,120	$1,133,743

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2019 and 2018

(unaudited)

	Second Quarter		Six Months
	2019	2018	2019	2018
	(in thousands, except per share data)
Operating Revenue	$464,195	$428,732	$874,779	$821,537
Operating Expenses:
Salaries, wages and employees’ benefits	237,689	220,406	458,041	431,530
Purchased transportation	34,154	34,113	62,572	64,029
Fuel, operating expenses and supplies	85,328	84,745	168,871	163,539
Operating taxes and licenses	13,529	12,794	26,731	24,944
Claims and insurance	13,156	9,910	22,686	20,101
Depreciation and amortization	29,143	25,241	55,925	48,271
Loss (gain) from property disposals, net	30	(42)	156	(21)
Total operating expenses	413,029	387,167	794,982	752,393
Operating Income	51,166	41,565	79,797	69,144
Nonoperating Expenses (Income):
Interest expense	1,903	1,454	3,286	2,680
Other, net	(140)	(142)	(474)	(245)
Nonoperating expenses, net	1,763	1,312	2,812	2,435
Income Before Income Taxes	49,403	40,253	76,985	66,709
Income Tax Provision	12,330	9,972	17,653	15,303
Net Income	$37,073	$30,281	$59,332	$51,406

Weighted average common shares outstanding – basic	25,958	25,766	25,915	25,732
Weighted average common shares outstanding – diluted	26,406	26,354	26,373	26,326

Basic Earnings Per Share	$1.43	$1.18	$2.29	$2.00
Diluted Earnings Per Share	$1.40	$1.15	$2.25	$1.95

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three and six months ended June 30, 2019 and 2018

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864
Stock compensation, including options and long-term incentives	—	—	998	—	—	998
Director deferred share activity	45,075	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	68,169	—	1,798	—	—	1,798
Shares issued for long-term incentive awards, net of shares withheld for taxes	83,281	—	(3,268)	—	—	(3,268)
Purchase of shares by Deferred Compensation Trust	—	—	309	(458)	—	(149)
Sale of shares by Deferred Compensation Trust	—	—	—	148	—	148
Net income	—	—	—	—	22,259	22,259

BALANCE at March 31, 2019	25,890,176	26	254,575	(3,691)	466,740	717,650
Stock compensation, including options and long-term incentives	—	—	1,342	—	—	1,342
Director deferred share activity	4,155	—	1,117	—	—	1,117
Exercise of stock options less shares withheld for taxes	10,832	—	356	—	—	356
Shares issued for long-term incentive awards, net of shares withheld for taxes	501	—	(36)	—	—	(36)
Purchase of shares by Deferred Compensation Trust	—	—	229	(229)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	37,073	37,073
BALANCE at June 30, 2019	25,905,664	$26	$257,583	$(3,920)	$503,813	$757,502

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2017	25,551,617	$26	$246,454	$(3,486)	$339,500	$582,494
Stock compensation, including options and long-term incentives	—	—	1,058	—	—	1,058
Director deferred share activity	—	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	97,370	—	4,018	—	—	4,018
Shares issued for long-term incentive awards, net of shares withheld for taxes	31,428	—	(1,302)	—	—	(1,302)
Purchase of shares by Deferred Compensation Trust	—	—	5	(295)	—	(290)
Sale of shares by Deferred Compensation Trust	—	—	—	291	—	291
Net income	—	—	—	—	21,125	21,125

BALANCE at March 31, 2018	25,680,415	26	250,233	(3,490)	360,625	607,394
Stock compensation, including options and long-term incentives	—	—	1,061	—	—	1,061
Director deferred share activity	5,184	—	1,109	—	—	1,109
Exercise of stock options less shares withheld for taxes	6,333	—	147	—	—	147
Shares issued for long-term incentive awards, net of shares withheld for taxes	635	—	(18)	—	—	(18)
Purchase of shares by Deferred Compensation Trust	—	—	4	(156)	—	(152)
Sale of shares by Deferred Compensation Trust	—	—	—	152	—	152
Net income	—	—	—	—	30,281	30,281
BALANCE at June 30, 2018	25,692,567	$26	$252,536	$(3,494)	$390,906	$639,974

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(unaudited)

	Six Months
	2019	2018
	(in thousands)
Operating Activities:
Net income	$59,332	$51,406
Noncash items included in net income:
Depreciation and amortization	55,925	48,271
Other, net	17,403	9,395
Changes in operating assets and liabilities, net	(19,086)	3,046
Net cash provided by operating activities	113,574	112,118
Investing Activities:
Acquisition of property and equipment	(166,434)	(118,573)
Proceeds from disposal of property and equipment	380	418
Net cash used in investing activities	(166,054)	(118,155)
Financing Activities:
Repayment of revolving credit agreement	(100,517)	(92,475)
Borrowing of revolving credit agreement	161,515	99,475
Proceeds from stock option exercises	2,154	4,165
Shares withheld for taxes	(3,304)	(1,321)
Debt issuance costs	(23)	—
Repayment of finance leases	(9,036)	(7,338)
Net cash provided by financing activities	50,789	2,506
Net Decrease in Cash and Cash Equivalents	(1,691)	(3,531)
Cash and cash equivalents, beginning of period	2,194	4,720
Cash and cash equivalents, end of period	$503	$1,189

Non Cash Investing Activities
Equipment financed with finance leases	$5,058	$22,422

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2019.

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

•	Adjustments to revenue for billing adjustments.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2019	2018	2019	2018
Numerator:
Net income	$37,073	$30,281	$59,332	$51,406
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,958	25,766	25,915	25,732
Effect of dilutive stock options	107	167	116	170
Effect of other common stock equivalents	341	421	342	424
Denominator for diluted earnings per share–adjusted weighted average common shares	26,406	26,354	26,373	26,326

Basic Earnings Per Share	$1.43	$1.18	$2.29	$2.00

Diluted Earnings Per Share	$1.40	$1.15	$2.25	$1.95

For the quarter and six months ended June 30, 2019, options and restricted stock for 113,251 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2018, options and restricted stock for 45,150 and 61,233 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at June 30, 2019.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2019 and December 31, 2018, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2019 and December 31, 2018 was $179.7 million and $122.0 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $179.9 million and $122.9 million at June 30, 2019 and December 31, 2018, respectively.

(5) Debt and Financing Arrangements

At June 30, 2019 and December 31, 2018, debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Credit Agreement with Banks, described below	$80,998	$20,000
Finance Leases, described below	98,881	102,859
Total debt	179,879	122,859
Less: current portion of long-term debt	18,959	18,082
Long-term debt, less current portion	$160,920	$104,777

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Credit Agreement

The Fifth Amended and Restated Credit Agreement dated March 6, 2015 (the Restated Credit Agreement) was a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also had an accordion feature that allowed for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provided for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.  Under the Restated Credit Agreement, the Company was required to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Restated Credit Agreement also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

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

At June 30, 2019, the Company had borrowings of $81.0 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $98.9 million and $102.9 million as of June 30, 2019 and December 31, 2018, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense.  The weighted average interest rates for the finance leases at June 30, 2019 and December 31, 2018 were 3.4 percent.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2019	$11,034
2020	22,068
2021	22,593
2022	20,857
2023	15,278
Thereafter	97,530
Total	189,360
Less: Amounts Representing Interest on Finance Leases	9,481
Total	$179,879

(6) Leases

The Company’s leases include but are not limited to real estate, including terminals and general office buildings, trailers, corporate fleet vehicles and other equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

As of June 30, 2019, approximately $116.2 million of finance leased assets, net of depreciation, were included in Property and Equipment.  Accumulated depreciation for these assets totaled $31.7 million as of the same period ended.

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Lease Cost	(in thousands)

Finance Lease Cost:
Amortization of right-of-use assets	$2,875	$5,645
Interest on lease liabilities	987	1,787
Operating lease cost (includes variable and sublease costs as they are immaterial)	5,180	10,488
Short-term lease cost	1,473	2,453
Total lease cost	$10,515	$20,373

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	5,058	5,058
Right-of-use assets obtained in exchange for new operating lease liabilities	2,248	5,266

Supplemental cash flow and balance sheet information related to leases was as follows:

Six Months Ended
June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	1,787
Operating cash flows from operating leases	11,019
Finance cash flows from finance leases	9,036
Weighted-average remaining lease term - finance leases (years)	4.5
Weighted-average remaining lease term - operating leases (years)	5.9
Weighted-average discount rate - finance leases	3.4%
Weighted-average discount rate - operating leases	4.7%

As of June 30, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$11,540	$11,034
2020	18,827	22,068
2021	15,669	22,593
2022	12,450	20,857
2023	8,930	15,278
Thereafter	23,451	16,532
Total lease payments	90,867	108,362
Less: Interest	17,986	9,481
Present value of lease liabilities	$72,881	$98,881

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for non-cancellable operating leases requiring minium annual rentals payable would have been as follows (in thousands):

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

The Company’s operating revenue increased by 8.3 percent in the second quarter of 2019 compared to the same period in 2018.  The increase resulted primarily from pricing actions and increased shipments and fuel surcharges.

Consolidated operating income was $51.2 million for the second quarter of 2019 compared to $41.6 million for the second quarter of 2018.  In the second quarter of 2019, LTL shipments were up 3.6 percent per workday and LTL tonnage was down 1.9 percent per workday versus the prior year quarter.  Diluted earnings per share were $1.40 in the second quarter of 2019, compared to diluted earnings per share of $1.15 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 89.0 percent in the second quarter of 2019 compared to 90.3 percent in the second quarter of 2018.

The Company generated $113.6 million in net cash provided by operating activities in the first six months of 2019 compared with $112.1 million in the same period last year.  The increase is primarily due to improved operating income partially offset by working capital needs.  The Company’s net cash used in investing activities was $166.1 million during the first six months of 2019 compared to $118.2 million in the first six months of 2018, primarily as a result of the timing of capital expenditures for revenue equipment and real estate in the first six months of 2019.  The Company’s net cash provided by financing activities was $50.8 million in the first six months of 2019 compared to $2.5 million during the same period last year, primarily due to increased borrowing (net of repayments) largely to fund capital expenditures.  The Company had $81.0 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $27.9 million and a minimal cash and cash equivalents balance at June 30, 2019.  The Company also had $98.9 million in obligations under finance leases at June 30, 2019.  The Company was in compliance with the debt covenants under its revolving credit agreement at June 30, 2019.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2019 and 2018

(unaudited)

			Percent
			Variance
	2019	2018	'19 v. '18
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$464,195	$428,732	8.3%
Operating Expenses:
Salaries, wages and employees’ benefits	237,689	220,406	7.8
Purchased transportation	34,154	34,113	0.1
Depreciation and amortization	29,143	25,241	15.5
Fuel and other operating expenses	112,043	107,407	4.3
Operating Income	51,166	41,565	23.1
Operating Ratio	89.0%	90.3%	1.4
Nonoperating Expense	1,763	1,312	34.4

Working Capital (as of June 30, 2019 and 2018)	24,199	27,110
Cash Flows provided by Operating Activities (year to date)	113,574	112,118
Net Acquisitions of Property and Equipment (year to date)	166,054	118,155

Saia Motor Freight Operating Statistics:
LTL Tonnage	1,254	1,278	(1.9)
LTL Shipments	1,933	1,866	3.6
LTL Revenue per hundredweight	$18.05	$16.44	9.8

Quarter and six months ended ended June 30, 2019 compared to Quarter and six months ended ended June 30, 2018

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2019 increased 8.3 percent to $464.2 million primarily as a result of increased shipments, and pricing actions partially offset by lower tonnage in the second quarter of 2019.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 9.8 percent to $18.05 per hundredweight for the second quarter of 2019 as a result of increased rates and changes in business mix.  For the second quarter of 2019, Saia’s LTL tonnage decreased 1.9 percent per workday to 1.3 million tons, and LTL shipments increased 3.6 percent per workday to 1.9 million shipments.  For the second quarter of 2019, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on May 21, 2018 and February 18, 2019, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 13.2 percent for the quarter ended June 30, 2019 compared to 13.8 percent for the quarter ended June 30, 2018, as a result of decreases in the cost of fuel.

For the six months ended June 30, 2019, operating revenues were $874.8 million, up 6.5 percent from $821.5 million for the six months ended June 30, 2018, primarily due to pricing actions and increased shipments. Fuel surcharge revenue as a percentage of operating revenue decreased to 13.0 percent for the six months ended June 30, 2019, compared to 13.4 percent for the six months ended  June 30, 2018, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $51.2 million in the second quarter of 2019 compared to $41.6 million in the prior year quarter.  Overall, the operations were favorably impacted in the second quarter of 2019 by pricing actions and higher shipments and fuel surcharges, which were offset by salary and wage increases, increased depreciation expense and costs associated with the Company’s geographic expansion.  The second quarter of 2019 operating ratio (operating expenses divided by operating revenue) was 89.0 percent compared to 90.3 percent for the same period in 2018.

Salaries, wages and benefits increased $17.3 million in the second quarter of 2019 compared to the second quarter of 2018 largely due to higher wages associated with increased headcount in the second quarter of 2019, a wage increase in July 2018 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $0.6 million in the second quarter of 2019 compared to the prior year quarter largely due to increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the second quarter of 2019, claims and insurance expense was $3.2 million higher than the second quarter of 2018 primarily due to increased severity of claims. Purchased transportation was consistent in the second quarter of 2019 compared to the second quarter of 2018 primarily due to shipment increases offset by higher utilization of existing fleet capacity to maintain service requirements during the second quarter of 2019.

For the six months ended June 30, 2019, consolidated operating income was $79.8 million, up 15.4 percent compared to $69.1 million for the six months ended June 30, 2018.

Salaries, wages and benefits increased $26.5 million during the first six months of 2019 compared to the same period last year largely due to higher wages associated with increased headcount in the first six months of 2019, a wage increase in July 2018 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $5.3 million during the first six months of 2019 compared to the same period last year largely due to increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the first six months of 2019, claims and insurance expense was $2.6 million higher than the same period last year primarily due to increased severity of claims. Purchased transportation decreased $1.5 million for the first six months of 2019 compared to the same period last year primarily due to shipment increases offset by higher utilization of existing fleet capacity to maintain service requirements during the first six months of 2019.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the second quarter of 2019 was $0.4 million higher than the second quarter of 2018 due to increased average borrowings in the second quarter of 2019. Interest expense in the first six months of 2019 was $0.6 million higher than the first six months of 2018 due to increased average interest rates and increased average borrowings in the first six months of 2019.

The effective tax rate was 25.0 percent and 24.8 percent for the quarters ended June 30, 2019 and 2018, respectively.  The increase in the second quarter tax rate in 2019 is primarily a result of decreased excess tax benefits related to stock activity.  For the six months ended June 30, 2019 and June 30, 2018, the effective tax rate was 22.9 percent.

Net income was $37.1 million, or $1.40 per diluted share, in the second quarter of 2019 compared to net income of $30.3 million, or $1.15 per diluted share, in the second quarter of 2018.  Net income was $59.3 million, or $2.25 per diluted share, for the first six months of 2019 compared to net income of $51.4 million, or $1.95 per diluted share, for the first six months of 2018.

Working capital/capital expenditures

Working capital at June 30, 2019 was $24.2 million, which decreased from working capital at June 30, 2018 of $27.1 million.

Current assets at June 30, 2019 increased by $28.7 million as compared to June 30, 2018 and includes an increase in accounts receivable of $26.4 million.  Current liabilities increased by $31.6 million at June 30, 2019 compared to June 30, 2018 largely due to the addition of operating lease liabilities as a result of the adoption of ASU 2016-02 on January 1, 2019 and increases in accrued taxes, accrued wages, vacation and employee benefits and claims and insurance accruals.  Cash flows provided by operating activities were $113.6 million for the six months ended June 30, 2019 versus $112.1 million for the six months ended June 30, 2018.  For the six months ended June 30, 2019, net cash used in investing activities was $166.1 million versus $118.2 million in the same period last year, a $47.9 million increase.  This increase resulted primarily from increased acquisitions of revenue equipment, technology and real estate.  The Company currently plans net capital expenditures in 2019 of approximately $275 to $300 million.  For the six months ended June 30, 2019, net cash provided by financing activities was $50.8 million compared to $2.5 million during the same period last year, as a result of increased borrowing (net of repayments) on the revolving credit agreement to fund capital expenditures.

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

Effective July 2019, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $21 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Credit Agreement

Prior to February 5, 2019, the Company was party to a Restated Credit Agreement with a group of banks that included a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also had an accordion feature that allowed for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provided for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.  Under the Restated Credit Agreement, the Company was required to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Restated Credit Agreement also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

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

At June 30, 2019, the Company had borrowings of $81.0 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $98.9 million and $102.9 million as of June 30, 2019 and December 31, 2018, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense.  The weighted average interest rates for the finance leases at June 30, 2019 and December 31, 2018 were 3.4 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $256.4 million for the year ended December 31, 2018, while net cash used in investing activities was $222.6 million.  Cash flows provided by operating activities were $113.6 million for the six months ended June 30, 2019, $1.5 million higher than the first six months of the prior year. The increase is primarily due to improved operating income partially offset by working capital needs.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At June 30, 2019, the Company had $192.9 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at June 30, 2019.

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. The Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021. Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $5.2 million, based on the amount of claims paid and the insurer will be released from all liability in connection with such 12-month period.  As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for $10 million per occurrence with respect to such 12-month period.  The decision whether to commute the first 12 months of the policy could not be made before March 1, 2019 and must be made prior to August 2019, unless the insurer agrees to extend such date.  In addition, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy commencing on August 30, 2021 in which case the Company will be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer will be released from all liability under the policy.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company will be self-insured up to $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at June 30, 2019.  The Company has not made a decision whether to commute the first 12 months of the policy.  As such, no related amounts were recorded at June 30, 2019.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2019 are $275 to $300 million, inclusive of equipment acquired using finance leases. This represents an increase of approximately $23 million to $48 million from 2018 net capital expenditures of $252 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2019 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $171.1 million in the first six months of 2019, inclusive of equipment acquired using finance leases. Approximately $77.8 million of the 2019 remaining capital budget was committed as of June 30, 2019.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.6 million for the remainder of 2019 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2019.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2019 (in millions):

	Payments due by year
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$81.0	$81.0
Leases:
Finance Leases (1)	11.0	22.1	22.6	20.9	15.3	16.5	108.4
Operating leases (2)	11.6	18.8	15.7	12.5	8.9	23.5	91.0
Purchase obligations (3)	78.7	—	—	—	—	—	78.7
Total contractual obligations	$101.3	$40.9	$38.3	$33.4	$24.2	$121.0	$359.1

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 6 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q.
(3)	Includes commitments of $77.8 million for capital expenditures.

	Amount of commitment expiration by year
	2019	2020	2021	2022	2023	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$192.9	$192.9
Letters of credit	—	27.9	—	—	—	—	27.9
Surety bonds	4.8	44.4	—	—	—	—	49.2
Total commercial commitments	$4.8	$72.3	$—	$—	$—	$192.9	$270.0

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.2 million for interest and penalties related to the uncertain tax positions as of June 30, 2019.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At June 30, 2019, the Company has $86.4 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Condensed Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2018, the Company has self-insured retention limits generally ranging from $250,000 to $2 million per occurrence for medical, workers’ compensation, auto liability, casualty and cargo claims.  See the discussion in the Financial Condition section contained herein concerning the Company’s right under certain circumstances to commute its auto liability policy and receive a refund of a portion of the premium paid in exchange for a release of the insurer from liability as to the period commuted.  As a result, if the Company elects to commute the policy, the Company would be self insured for $10 million per occurrence with respect to the period commuted.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2019.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2019
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$9.4	$19.3	$20.5	$19.4	$14.4	$15.9	$98.9	$98.2
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%
Variable rate debt	$—	$—	$—	$—	$—	$81.0	$81.0	$81.0
Average interest rate	—	—	—	—	—	3.6%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2019 through
April 30, 2019	—	(2)	$—	(2)	—	$—
May 1, 2019 through
May 31, 2019	3,530	(3)	$64.84	(3)	—	—
June 1, 2019 through
June 30, 2019	—	(4)	$—	(4)	—	—
Total	3,530				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2019 through April 30, 2019.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia Stock during the period of May 1, 2019 through May 31, 2019.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2019 through June 30, 2019.

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

10.1

Executive Severance Agreement between Robert S. Chambers, and Saia, Inc. dated as of May 6, 2019 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2019).

10.2

Severance Agreement between Robert S. Chambers, and Saia, Inc. dated as of May 6, 2019 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2019).

10.3

Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan between Robert S. Chambers, and Saia, Inc. dated as of May 6, 2019 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 6, 2019).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 31, 2019	/s/ Frederick J. Holzgrefe, III
Frederick J. Holzgrefe, III
President and Chief Operating Officer