Form 10-Q
period 2019-09-30
SAIA INC
filed 2019-10-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

There were 25,936,012 shares of Common Stock outstanding at October 30, 2019.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2019	December 31, 2018
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$15	$2,194
Accounts receivable, net	218,000	181,612
Prepaid expenses and other	31,694	29,567
Total current assets	249,709	213,373
Property and Equipment, at cost	1,735,019	1,521,341
Less-accumulated depreciation	693,895	628,283
Net property and equipment	1,041,124	893,058
Operating Lease Right-of-Use Assets	103,650	—
Goodwill and Identifiable Intangibles, net	21,775	22,664
Other Noncurrent Assets	6,014	4,648
Total assets	$1,422,272	$1,133,743
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$84,857	$78,994
Wages, vacation and employees’ benefits	53,068	48,116
Claims and insurance accruals	35,770	40,980
Other current liabilities	32,837	23,138
Current portion of long-term debt	19,245	18,082
Current portion of operating lease liability	18,304	—
Total current liabilities	244,081	209,310
Other Liabilities:
Long-term debt, less current portion	146,020	104,777
Operating lease liability, less current portion	86,552	—
Deferred income taxes	108,711	86,893
Claims, insurance and other	44,537	36,899
Total other liabilities	385,820	228,569
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,936,012 and 25,693,651 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	26	26
Additional paid-in-capital	259,388	254,738
Deferred compensation trust, 144,463 and 143,614 shares of common stock at cost at September 30, 2019 and December 31, 2018, respectively	(3,824)	(3,381)
Retained earnings	536,781	444,481
Total stockholders’ equity	792,371	695,864
Total liabilities and stockholders’ equity	$1,422,272	$1,133,743

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2019 and 2018

(unaudited)

	Third Quarter		Nine Months
	2019	2018	2019	2018
	(in thousands, except per share data)
Operating Revenue	$468,891	$425,562	$1,343,670	$1,247,099
Operating Expenses:
Salaries, wages and employees’ benefits	250,162	224,635	708,203	656,165
Purchased transportation	35,843	31,216	98,415	95,245
Fuel, operating expenses and supplies	84,259	81,643	253,130	245,182
Operating taxes and licenses	13,634	12,366	40,365	37,310
Claims and insurance	7,850	9,985	30,536	30,086
Depreciation and amortization	31,333	26,694	87,258	74,965
Loss from property disposals, net	451	326	607	305
Total operating expenses	423,532	386,865	1,218,514	1,139,258
Operating Income	45,359	38,697	125,156	107,841
Nonoperating Expenses (Income):
Interest expense	1,868	1,410	5,154	4,090
Other, net	(20)	(139)	(494)	(384)
Nonoperating expenses, net	1,848	1,271	4,660	3,706
Income Before Income Taxes	43,511	37,426	120,496	104,135
Income Tax Provision	10,543	9,231	28,196	24,534
Net Income	$32,968	$28,195	$92,300	$79,601

Weighted average common shares outstanding – basic	25,978	25,792	25,936	25,752
Weighted average common shares outstanding – diluted	26,460	26,354	26,413	26,328

Basic Earnings Per Share	$1.27	$1.09	$3.56	$3.09
Diluted Earnings Per Share	$1.25	$1.07	$3.49	$3.02

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864
Stock compensation, including options and long-term incentives	—	—	998	—	—	998
Director deferred share activity	45,075	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	68,169	—	1,798	—	—	1,798
Shares issued for long-term incentive awards, net of shares withheld for taxes	83,281	—	(3,268)	—	—	(3,268)
Purchase of shares by Deferred Compensation Trust	—	—	309	(458)	—	(149)
Sale of shares by Deferred Compensation Trust	—	—	—	148	—	148
Net income	—	—	—	—	22,259	22,259

BALANCE at March 31, 2019	25,890,176	26	254,575	(3,691)	466,740	717,650
Stock compensation, including options and long-term incentives	—	—	1,342	—	—	1,342
Director deferred share activity	4,155	—	1,117	—	—	1,117
Exercise of stock options less shares withheld for taxes	10,832	—	356	—	—	356
Shares issued for long-term incentive awards, net of shares withheld for taxes	501	—	(36)	—	—	(36)
Purchase of shares by Deferred Compensation Trust	—	—	229	(229)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	37,073	37,073
BALANCE at June 30, 2019	25,905,664	26	257,583	(3,920)	503,813	757,502

Stock compensation, including options and long-term incentives	—	—	1,295	—	—	1,295
Exercise of stock options less shares withheld for taxes	28,170	—	773	—	—	773
Shares issued for long-term incentive awards, net of shares withheld for taxes	2,178	—	(167)	—	—	(167)
Purchase of shares by Deferred Compensation Trust	—	—	—	—	—	—
Sale of shares by Deferred Compensation Trust	—	—	(96)	96	—	—
Net income	—	—	—	—	32,968	32,968
BALANCE at September 30, 2019	25,936,012	$26	$259,388	$(3,824)	$536,781	$792,371

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the three and nine months ended September 30, 2019 and 2018

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2017	25,551,617	$26	$246,454	$(3,486)	$339,500	$582,494
Stock compensation, including options and long-term incentives	—	—	1,058	—	—	1,058
Exercise of stock options less shares withheld for taxes	97,370	—	4,018	—	—	4,018
Shares issued for long-term incentive awards, net of shares withheld for taxes	31,428	—	(1,302)	—	—	(1,302)
Purchase of shares by Deferred Compensation Trust	—	—	5	(295)	—	(290)
Sale of shares by Deferred Compensation Trust	—	—	—	291	—	291
Net income	—	—	—	—	21,125	21,125
BALANCE at March 31, 2018	25,680,415	26	250,233	(3,490)	360,625	607,394
Stock compensation, including options and long-term incentives	—	—	1,061	—	—	1,061
Director deferred share activity	5,184	—	1,109	—	—	1,109
Exercise of stock options less shares withheld for taxes	6,333	—	147	—	—	147
Shares issued for long-term incentive awards, net of shares withheld for taxes	635	—	(18)	—	—	(18)
Purchase of shares by Deferred Compensation Trust	—	—	4	(156)	—	(152)
Sale of shares by Deferred Compensation Trust	—	—	—	152	—	152
Net income	—	—	—	—	30,281	30,281
BALANCE at June 30, 2018	25,692,567	26	252,536	(3,494)	390,906	639,974

Stock compensation, including options and long-term incentives	—	—	1,197	—	—	1,197
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,084	—	(76)	—	—	(76)
Purchase of shares by Deferred Compensation Trust	—	—	(291)	(58)	—	(349)
Sale of shares by Deferred Compensation Trust	—	—	—	350	—	350
Net income	—	—	—	—	28,195	28,195
BALANCE at September 30, 2018	25,693,651	$26	$253,366	$(3,202)	$419,101	$669,291

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(unaudited)

	Nine Months
	2019	2018
	(in thousands)
Operating Activities:
Net income	$92,300	$79,601
Noncash items included in net income:
Depreciation and amortization	87,258	74,965
Other, net	29,437	14,826
Changes in operating assets and liabilities, net	(1,697)	17,718
Net cash provided by operating activities	207,298	187,110
Investing Activities:
Acquisition of property and equipment	(245,203)	(155,217)
Proceeds from disposal of property and equipment	678	778
Net cash used in investing activities	(244,525)	(154,439)
Financing Activities:
Repayment of revolving credit agreement	(220,985)	(170,733)
Borrowing of revolving credit agreement	270,990	142,733
Proceeds from stock option exercises	2,927	4,165
Shares withheld for taxes	(3,471)	(1,396)
Debt issuance costs	(649)	—
Repayment of finance leases	(13,764)	(11,631)
Net cash provided by (used in) financing activities	35,048	(36,862)
Net Decrease in Cash and Cash Equivalents	(2,179)	(4,191)
Cash and cash equivalents, beginning of period	2,194	4,720
Cash and cash equivalents, end of period	$15	$529

Non Cash Investing Activities
Equipment financed with finance leases	$6,165	$28,052

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2019.

Business

The Company provides regional and interregional less-than-truckload (LTL) services through a single integrated organization.  While more than 97% of its revenue has been derived from transporting LTL shipments across 43 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.  The Company’s customer base is diversified across numerous industries.

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

The transit time to complete a shipment is typically between 1 to 5 days.  Invoices for transportation services are normally billed after completion of the service and payments are generally due within 30 days after the invoice date.  The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

Key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•

Revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move shipments from their origin to their final destination or interchange; and

•	Adjustments to revenue for future billing adjustments.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. The Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid. The insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $1.0 million reduction in insurance premium expense in the third quarter of 2019.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period.  In addition, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy commencing on August 30, 2021 in which case the Company will be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer will be released from all liability under the policy.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company will be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at September 30, 2019.

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

The new standard provided a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.  The Company elected the short-term lease recognition exemption for all leases that qualify.  This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

As of January 1, 2019, the Company recognized additional net lease assets and operating liabilities of approximately $77 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments for existing operating leases.   Additionally, per the requirements of the new standard for measurement of the ROU, approximately $3 million of deferred rent liability was reclassified as a contra account against the ROU asset.  Substantially all of the reclassified liability balance came from the Claims, insurance and other section of the balance sheet reported at December 31, 2018.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2019	2018	2019	2018
Numerator:
Net income	$32,968	$28,195	$92,300	$79,601
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,978	25,792	25,936	25,752
Effect of dilutive stock options	125	167	120	168
Effect of other common stock equivalents	357	395	357	408
Denominator for diluted earnings per share–adjusted weighted average common shares	26,460	26,354	26,413	26,328

Basic Earnings Per Share	$1.27	$1.09	$3.56	$3.09

Diluted Earnings Per Share	$1.25	$1.07	$3.49	$3.02

For the quarter and nine months ended September 30, 2019, options and restricted stock for 103,920 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and nine months ended September 30, 2018, options and restricted stock for 45,150 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2019.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2019 and December 31, 2018, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2019 and December 31, 2018 was $165.5 million and $122.0 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $165.3 million and $122.9 million at September 30, 2019 and December 31, 2018, respectively.

(5) Debt and Financing Arrangements

At September 30, 2019 and December 31, 2018, debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Credit Agreement with Banks, described below	$70,005	$20,000
Finance Leases, described below	95,260	102,859
Total debt	165,265	122,859
Less: current portion of long-term debt	19,245	18,082
Long-term debt, less current portion	$146,020	$104,777

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Credit Agreement

The Fifth Amended and Restated Credit Agreement, dated March 6, 2015 (the Restated Credit Agreement), was a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also had an accordion feature that allowed for an additional $75 million availability, subject to lender approval.  The Restated Credit Agreement provided for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company’s leverage ratio.  Under the Restated Credit Agreement, the Company was required to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio, among others.  The Restated Credit Agreement also provided for a pledge by the Company of certain land and structures, certain tractors, trailers and other personal property and accounts receivable, to secure indebtedness under the Restated Credit Agreement.

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to lender approval.  The amendment reduced the interest rate pricing grid compared to the Restated Credit Agreement.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At September 30, 2019, the Company had borrowings of $70.0 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $95.3 million and $102.9 million as of September 30, 2019 and December 31, 2018, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense.  The weighted average interest rates for the finance leases at September 30, 2019 and December 31, 2018 were 3.4 percent.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2019	$5,558
2020	22,230
2021	22,756
2022	21,020
2023	15,441
Thereafter	87,039
Total	174,044
Less: Amounts Representing Interest on Finance Leases	8,779
Total	$165,265

(6) Leases

The Company’s leases include but are not limited to real estate, including terminals and general office buildings, trailers, corporate fleet vehicles and other equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

As of September 30, 2019, approximately $114.3 million of finance leased assets, net of depreciation, were included in Property and Equipment.  Accumulated depreciation for these assets totaled $34.6 million as of the same period ended.

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Lease Cost	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$3,195	$8,840
Interest on lease liabilities	831	2,617
Operating lease cost (includes variable and sublease costs as they are immaterial)	5,993	16,481
Short-term lease cost	1,221	3,674
Total lease cost	$11,240	$31,612

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	1,107	6,165
Right-of-use assets obtained in exchange for new operating lease liabilities	38,355	43,622

The discount rate used in the Company's calculation of its right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or its incremental borrowing rate, which approximates the rate at which the Company could borrow, on a collateralized basis, over the term of a lease. Supplemental cash flow and balance sheet information related to leases was as follows:

Nine Months Ended
September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	2,617
Operating cash flows from operating leases	17,021
Finance cash flows from finance leases	13,764
Weighted-average remaining lease term - finance leases (years)	4.4
Weighted-average remaining lease term - operating leases (years)	6.4
Weighted-average discount rate - finance leases	3.4%
Weighted-average discount rate - operating leases	4.9%

As of September 30, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2019	$4,948	$5,558
2020	24,877	22,230
2021	21,846	22,756
2022	18,787	21,020
2023	15,403	15,441
Thereafter	42,380	17,034
Total lease payments	128,241	104,039
Less: Interest	23,385	8,779
Present value of lease liabilities	$104,856	$95,260

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for non-cancellable operating leases requiring minimum annual rentals payable would have been as follows (in thousands):

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

•

cost and availability of insurance coverage, including the possibility the Company may be required to pay additional premiums or may elect to assume additional liability under its bodily injury and property damage liability policy;

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

The Company’s operating revenue increased by 10.2 percent in the third quarter of 2019 compared to the same period in 2018.  The increase resulted primarily from pricing actions and increased shipments, tonnage and fuel surcharges.

Consolidated operating income was $45.4 million for the third quarter of 2019 compared to $38.7 million for the third quarter of 2018.  In the third quarter of 2019, LTL shipments were up 7.3 percent per workday and LTL tonnage was up 3.0 percent per workday versus the prior year quarter.  Diluted earnings per share were $1.25 in the third quarter of 2019, compared to diluted earnings per share of $1.07 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 90.3 percent in the third quarter of 2019 compared to 90.9 percent in the third quarter of 2018.

The Company generated $207.3 million in net cash provided by operating activities in the first nine months of 2019 compared with $187.1 million in the same period last year.  The increase is primarily due to improved operating income and change in working capital.  The Company’s net cash used in investing activities was $244.5 million during the first nine months of 2019 compared to $154.4 million in the first nine months of 2018, primarily as a result of the timing of capital expenditures for revenue equipment and real estate in the first nine months of 2019.  The Company’s net cash provided by financing activities was $35.0 million in the first nine months of 2019 compared to $36.9 million cash used in financing activities during the same period last year. This change was primarily due to increased usage of the revolving credit agreement to fund capital expenditures.  The Company had $70.0 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $27.9 million and a minimal cash and cash equivalents balance at September 30, 2019.  The Company also had $95.3 million in obligations under finance leases at September 30, 2019.  At September 30, 2019, the Company had $203.9 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants. The Company was in compliance with the debt covenants under its revolving credit agreement at September 30, 2019.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While historically more than 97 percent of its revenue has been derived from transporting LTL shipments across 43 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2019 and 2018

(unaudited)

			Percent
			Variance
	2019	2018	'19 v. '18
	(in thousands, except ratios and revenue per hundredweight)
Operating Revenue	$468,891	$425,562	10.2%
Operating Expenses:
Salaries, wages and employees’ benefits	250,162	224,635	11.4
Purchased transportation	35,843	31,216	14.8
Depreciation and amortization	31,333	26,694	17.4
Fuel and other operating expenses	106,194	104,320	1.8
Operating Income	45,359	38,697	17.2
Operating Ratio	90.3%	90.9%	0.7
Nonoperating Expense	1,848	1,271	45.4

Working Capital (as of September 30, 2019 and 2018)	5,628	14,906
Cash Flows provided by Operating Activities (year to date)	207,298	187,110
Net Acquisitions of Property and Equipment (year to date)	244,525	154,439

Saia Motor Freight Operating Statistics:
LTL Tonnage	1,263	1,208	4.6
LTL Shipments	1,941	1,780	9.0
LTL Revenue per hundredweight	$18.12	$17.20	5.3

Quarter and nine months ended September 30, 2019 compared to quarter and nine months ended September 30, 2018

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2019 increased 10.2 percent to $468.9 million primarily as a result of increased shipments, tonnage and pricing actions in the third quarter of 2019.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 5.3 percent to $18.12 per hundredweight for the third quarter of 2019 as a result of increased rates and changes in business mix.  For the third quarter of 2019, Saia’s LTL tonnage increased 3.0 percent per workday to 1.3 million tons, and LTL shipments increased 7.3 percent per workday to 1.9 million shipments.  For the third quarter of 2019, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on May 21, 2018 and February 18, 2019, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 12.8 percent for the quarter ended September 30, 2019 compared to 13.8 percent for the quarter ended September 30, 2018, as a result of decreases in the cost of fuel.

For the nine months ended September 30, 2019, operating revenues were $1,343.7 million, up 7.7 percent from $1,247.1 million for the nine months ended September 30, 2018, primarily due to pricing actions and increased shipments. Fuel surcharge revenue as a percentage of operating revenue decreased to 12.9 percent for the nine months ended September 30, 2019, compared to 13.5 percent for the nine months ended September 30, 2018, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $45.4 million in the third quarter of 2019 compared to $38.7 million in the prior year quarter.  Overall, the operations were favorably impacted in the third quarter of 2019 by pricing actions and higher shipments and tonnage, which were offset by salary and wage increases, increased depreciation expense and costs associated with the Company’s geographic expansion.  The third quarter of 2019 operating ratio (operating expenses divided by operating revenue) was 90.3 percent compared to 90.9 percent for the same period in 2018.

Salaries, wages and benefits increased $25.5 million in the third quarter of 2019 compared to the third quarter of 2018 largely due to higher wages associated with increased headcount in the third quarter of 2019, a wage increase in July 2019 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $2.6 million in the third quarter of 2019 compared to the prior year quarter largely due to increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the third quarter of 2019, claims and insurance expense was $2.1 million lower than the third quarter of 2018 primarily due to the benefit from the commutation of the first 12 month period of the bodily injury and property damage liability policy and decreased severity of claims. Purchased transportation increased $4.6 million in the third quarter of 2019 compared to the third quarter of 2018 primarily due to shipment increases offset by higher utilization of existing fleet capacity to maintain service requirements during the third quarter of 2019.

For the nine months ended September 30, 2019, consolidated operating income was $125.2 million, up 16.1 percent compared to $107.8 million for the nine months ended September 30, 2018.

Salaries, wages and benefits increased $52.0 million during the first nine months of 2019 compared to the same period last year largely due to higher wages associated with increased headcount in the first nine months of 2019, a wage increase in July 2018 as well as July 2019 and higher healthcare benefit costs.  Fuel, operating expenses and supplies increased $7.9 million during the first nine months of 2019 compared to the same period last year largely due to increases in other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency resulting from a newer fleet.  During the first nine months of 2019, claims and insurance expense was $0.5 million higher than the same period last year primarily due to increased severity of claims, offset by the commutation benefit. Purchased transportation increased $3.2 million for the first nine months of 2019 compared to the same period last year primarily due to shipment increases partially offset by higher utilization of existing fleet capacity to maintain service requirements during the first nine months of 2019.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the third quarter of 2019 was $0.5 million higher than the third quarter of 2018 due to increased average borrowings in the third quarter of 2019. Interest expense in the first nine months of 2019 was $1.1 million higher than the first nine months of 2018 due to increased average interest rates and increased average borrowings in the first nine months of 2019.

The effective tax rate was 24.2 percent and 24.7 percent for the quarters ended September 30, 2019 and 2018, respectively.  The decrease in the third quarter tax rate in 2019 is primarily a result of increased excess tax benefits related to stock activity.  For the nine months ended September 30, 2019 and September 30, 2018, the effective tax rate was 23.4 percent and 23.6 percent, respectively.

Net income was $33.0 million, or $1.25 per diluted share, in the third quarter of 2019 compared to net income of $28.2 million, or $1.07 per diluted share, in the third quarter of 2018.  Net income was $92.3 million, or $3.49 per diluted share, for the first nine months of 2019 compared to net income of $79.6 million, or $3.02 per diluted share, for the first nine months of 2018.

Working capital/capital expenditures

Working capital at September 30, 2019 was $5.6 million, which decreased from working capital at September 30, 2018 of $14.9 million.

Current assets at September 30, 2019 increased by $25.1 million as compared to September 30, 2018 and includes an increase in accounts receivable of $20.0 million.  Current liabilities increased by $34.3 million at September 30, 2019 compared to September 30, 2018 largely due to the addition of operating lease liabilities as a result of the adoption of ASU 2016-02 on January 1, 2019 and an increase in accounts payable.  Cash flows provided by operating activities were $207.3 million for the nine months ended September 30, 2019 versus $187.1 million for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, net cash used in investing activities was $244.5 million versus $154.4 million in the same period last year, a $90.1 million increase.  This increase resulted primarily from acquisition of revenue equipment, technology and real estate.  The Company currently plans net capital expenditures in 2019 of approximately $275 to $300 million.  For the nine months ended September 30, 2019, net cash provided by financing activities was $35.0 million compared to $36.9 million cash used in financing activities during the same period last year, as a result of additional borrowings under the revolving credit agreement to fund capital expenditures.

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

The Company currently expects the effective tax rate for 2019 to be approximately 24 percent.  The effective tax rate may vary from quarter to quarter due to unusual or infrequently occurring discrete items, the resolution of income tax audits, changes in tax laws, including alternative fuel tax credits, or the tax impact from employee share-based payments.

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

The new standard provided a number of optional practical expedients in transition. The Company elected the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. The Company did not elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to it.  The Company elected the short-term lease recognition exemption for all leases that qualify.  This means, for those leases that qualify, the Company will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company also elected the practical expedient to not separate lease and non-lease components for all of its leases other than leases of real estate.

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

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to lender approval.  The amendment reduced the interest rate pricing grid compared to the Restated Credit Agreement.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At September 30, 2019, the Company had borrowings of $70.0 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  At December 31, 2018, the Company had borrowings of $20.0 million and outstanding letters of credit of $27.7 million under the Restated Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $95.3 million and $102.9 million as of September 30, 2019 and December 31, 2018, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense.  The weighted average interest rates for the finance leases at September 30, 2019 and December 31, 2018 were 3.4 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $256.4 million for the year ended December 31, 2018, while net cash used in investing activities was $222.6 million.  Cash flows provided by operating activities were $207.3 million for the nine months ended September 30, 2019, $20.2 million higher than the first nine months of the prior year. The increase is primarily due to improved operating income partially offset by working capital needs.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At September 30, 2019, the Company had $203.9 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at September 30, 2019.

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. The Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $1.0 million reduction in insurance premium expense in the third quarter of 2019.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period.  In addition, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy commencing on August 30, 2021 in which case the Company will be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer will be released from all liability under the policy.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company will be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if paid losses are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at September 30, 2019.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2019 are approximately $275 to $300 million, inclusive of equipment acquired using finance leases. This represents an increase of approximately $25 million to $50 million from 2018 net capital expenditures of $252 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2019 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company is adding revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $250.7 million in the first nine months of 2019, inclusive of equipment acquired using finance leases. Approximately $19.3 million of the 2019 remaining capital budget was committed as of September 30, 2019.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $1.7 million for the remainder of 2019 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2019.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2019 (in millions):

	Payments due by year
	2019	2020	2021	2022	2023	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$70.0	$70.0
Leases:
Finance Leases (1)	5.6	22.2	22.8	21.0	15.4	17.0	104.0
Operating leases (2)	5.1	25.3	21.8	18.8	15.4	42.4	128.8
Purchase obligations (3)	20.4	—	—	—	—	—	20.4
Total contractual obligations	$31.1	$47.5	$44.6	$39.8	$30.8	$129.4	$323.2

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 6 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q.
(3)	Includes commitments of $19.3 million for capital expenditures.

	Amount of commitment expiration by year
	2019	2020	2021	2022	2023	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$—	$203.9	$203.9
Letters of credit	—	27.9	—	—	—	—	27.9
Surety bonds	4.8	44.4	—	—	—	—	49.2
Total commercial commitments	$4.8	$72.3	$—	$—	$—	$203.9	$281.0

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.1 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of September 30, 2019.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At September 30, 2019, the Company has $79.0 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2018, the Company has self-insured retention limits generally ranging from $250,000 to $2 million per occurrence for medical, workers’ compensation, auto liability, casualty and cargo claims.  See the discussion in the Financial Condition section contained herein concerning the Company’s right under certain circumstances to commute its bodily injury and property damage liability policy and receive a refund of a portion of the premium paid in exchange for a release of the insurer from liability as to the period commuted.  In August 2019, the Company elected to commute the policy for first year of the policy period and the Company is now self insured for $10 million per occurrence with respect to the period commuted.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

These accounting policies and others are described in further detail in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of September 30, 2019.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2019
	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Fixed rate debt	$4.8	$19.4	$20.6	$19.5	$14.5	$16.5	$95.3	$95.5
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%
Variable rate debt	$—	$—	$—	$—	$—	$70.0	$70.0	$70.0
Average interest rate	—	—	—	—	—	3.6%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2019 through
July 31, 2019	—	(2)	$—	(2)	—	$—
August 1, 2019 through
August 31, 2019	—	(3)	$—	(3)	—	—
September 1, 2019 through
September 30, 2019	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,259 shares of Saia stock at an average price of $62.31 during the period of July 1, 2019 through July 31, 2019.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,534 shares of Saia stock at an average price of $76.79 during the period of August 1, 2019 through August 31, 2019.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 810 shares of Saia stock at an average price of $94.00 during the period of September 1, 2019 through September 30, 2019.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2019 and 2018 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2019 and 2018 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 30, 2019	/s/ Robert S. Chambers
Robert S. Chambers
Vice President and Chief Financial Officer