Form 10-K
period 2019-12-31
SAIA INC
filed 2020-02-25
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SAIA	The Nasdaq Global Select Market

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

As of June 30, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1,675,319,259 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 20, 2020 was 26,040,420.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2019, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 28, 2020, have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide regional and interregional less-than-truckload (LTL) services through a single integrated organization. While more than 97% of our revenue is derived from transporting LTL shipments, we also offer customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight) is a leading LTL carrier that serves 43 states with plans to complete service coverage in the Northeastern states. Saia LTL Freight specializes in offering its customers a range of regional and interregional LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds.

As of December 31, 2019, Saia LTL Freight operated a network comprised of 174 owned and leased facilities, including three general offices and owned approximately 4,779 tractors and 16,376 trailers, including equipment acquired with finance leases.

In May 2017, Saia implemented its strategy to begin serving new markets in the Northeast.  Since that time the Company has opened 18 new terminals in that region.  Over the past five years, Saia has invested more than $800 million in capital expenditures, primarily for real estate, revenue equipment and technology.  These investments have reduced the age of Saia’s fleet, improved fuel economy, enhanced safety and support Saia’s plans for additional volume growth. Saia has also invested substantially in technology, training and business processes to enhance the Company’s ability to monitor and manage customer service, safety, operations and profitability.

In 2019, Saia generated revenue of $1.79 billion and operating income of $152.6 million. In 2018, Saia generated revenue of $1.65 billion and operating income of $141.2 million.  In 2019, the average Saia LTL Freight shipment weighed approximately 1,301 pounds and traveled an average distance of approximately 840 miles.

None of our approximately 10,400 employees is represented by a union.

Industry

The trucking industry consists of three segments: private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier groups, truckload and LTL, are based on the typical shipment sizes handled by transportation service companies. Truckload refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds. Saia is primarily an LTL carrier. In addition to the three main trucking segments, Saia also competes with small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

LTL carriers typically pickup numerous shipments, generally ranging from 100 to 10,000 pounds, and consolidate them at carrier-operated service facilities within a certain radius and then transport the shipments from the origin facility to the carrier-operated destination facility and then deliver the shipments to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local service facilities and shipments are moved between origin and destination often through an intermediate distribution or “breakbulk” facility. Depending on the distance shipped, the LTL segment historically was classified into three subgroups:

•

Regional — Average shipment distance is typically less than 1,200 miles with a focus on one- and two-day markets. Regional LTL companies can move shipments directly from the originating facility to the destination facility which increases service reliability and avoids costs associated with intermediate handling.

•	Interregional — Average shipment distance is usually between 1,200 and 1,500 miles with a focus on serving two- and three-day markets.
•

National — Average shipment distance is typically in excess of 1,500 miles with a focus on service in three- to five-day markets. National LTL providers rely on intermediate shipment handling through hub and spoke networks, which require numerous satellite service facilities, multiple distribution facilities and a relay network. To gain service and cost advantages, national providers occasionally ship directly between service facilities reducing intermediate handling or utilize the rail system.

Throughout the years, there has been a blurring of the three LTL subgroups as individual companies are increasingly serving multiple markets. Today, Saia LTL Freight, as well the vast majority of the LTL capacity, services all three markets.

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

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of service facilities, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 29,000 shipments per day, each of which has a shipper and consignee, and sometimes a third-party payor, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players in the national and regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

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

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate that the potential incremental profitability on growth in current markets can be as much as 20 percent or even higher. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add service facilities where there is sufficient market potential. Future volume growth at Saia could result from improvements in the general economy, industry consolidation, geographic expansion and strategic acquisitions, as well as specific sales and marketing initiatives.

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

We believe it is also important to invest in technology capabilities and strategic real estate which are designed to position our Company for future growth to meet the increasing demands of the marketplace. We also believe it is important to invest in our tractor and trailer fleet to gain access to new technologies, lower maintenance expenses, improve fuel economy, improve brand image and gain other safety and expense enhancements.

Expand geographic footprint.

While our immediate priority is to improve profitability in our existing geography, we plan to further pursue geographic expansion into portions of the Northeastern United States to promote profitable growth and improve our customer value proposition over time. Not only do we plan to invest in new terminals and equipment, but we intend to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new market and to more efficiently operate in existing markets.  In addition to direct expansion through opening of new facilities, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity.

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

Saia focuses on providing LTL services in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and operational facilities associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. Saia also competes with small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

Regulation

Over the past 40 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal and state governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, fuel efficiency and emissions standards, and the transportation and handling of hazardous materials.

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

The FMCSA has issued a final rule requiring electronic driver logs be monitored by Electronic Log Devices (ELDs) for many in-state-only drivers and most interstate commercial motor vehicle drivers by no later than December 18, 2017. Drivers who voluntarily used a compliant automatic on-board recording device by the December 18, 2017 deadline were “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. Such grandfathering period ended December 17, 2019, and the FMCSA is now enforcing the rule. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard.

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that will disclose drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse was established by the FMCSA in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles based on drug and alcohol violations and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse launched on January 6, 2020 and will require us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ.

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

Other countries have implemented laws that limit greenhouse gas emissions. If the U.S. enacted environmental laws further limiting greenhouse gas emissions, our costs could increase and our operations could be adversely impacted. The EPA and DOT have announced Fuel Efficiency Standards for medium and Heavy-Duty Trucks, which require a reduction of up to 25 percent in carbon emissions over the next decade. The EPA could also decide to further reduce nitrogen oxide emissions and to develop a NOx standard, which could impose substantial costs on us. Although the U.S. withdrew from the Paris climate accord, to the extent other countries enforce that agreement our business could be adversely affected. Individual states are also implementing emissions regulations, such as the California Air Resources Board regulations that apply not only to California intrastate carriers, but also to carriers outside the state who own or dispatch equipment in California.

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

Data Privacy.

There have been increased regulatory efforts regarding data protection and transparency in how customer data is used and stored in the U.S. and other countries. For example, the European Union (EU) General Data Protection Regulation (GDPR), effective May 2018, imposes strict rules on controlling and processing data originating from the EU. Other governments have enacted similar data protection laws, including the State of California’s California Consumer Privacy Act of 2018. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with the new data protection laws may increase our compliance costs or require alterations to our data handling practices. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, operating results and financial condition.

International Regulations.

On November 30, 2018, President Trump, Prime Minister Trudeau, and then Mexican President Nieto signed the United States-Mexico-Canada Agreement (USMCA), which agreement would serve as a successor to the North American Free Trade Agreement (NAFTA). The new agreement has been ratified by the United States and Mexico, but still needs to be ratified by Canada. We conduct business and partner with carriers in Canada and Mexico, and we may experience a decline in the demand for our services in these jurisdictions as a result. It is unknown at this time whether and to what extent the renegotiated treaty will be ratified or the effect that any such action would have, either positively or negatively, on our industry, or on us. Such regulatory changes affecting international trade may require us to adapt or modify our business operations, which may be time-consuming and expensive for us. In addition, the renegotiated treaty may lead to additional tariffs on imported goods which may reduce demand for our services. Any change to international rules governing the passage of freight between Canada, the U.S. and Mexico could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows (included herein pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K):

Name	Age	Positions Held
Richard D. O’Dell	58

Chief Executive Officer of Saia, Inc. since January 1, 2007. Mr. O’Dell served as President and Chief Executive Officer of Saia, Inc. from July 2006 to January 2019. Previously, Mr. O’Dell served as President and Chief Executive Officer of Saia LTL Freight since November 1999. Mr. O’Dell has been a member of the Board of Directors of Saia, Inc. since July 2006.

Frederick J. Holzgrefe, III	52

President and Chief Operating Officer of Saia, Inc. since January 2019. Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer since September 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development and Vice President and Chief Financial Officer for Golden Peanut Company. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Douglas L. Col	55

Vice President of Finance and Chief Financial Officer of Saia, Inc. since January 2020. Mr. Col has been employed by the Company for the past six years as Treasurer with responsibility for the Company’s banking relationships, risk management programs and investor relations.  Mr. Col has also served as the Company’s Secretary since February 2019.

Raymond R. Ramu	51

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Paul C. Peck	60	Executive Vice President Operations of Saia, Inc. since October 2018 and Vice President of Central Operations for Saia LTL Freight from July 2008 until October 2018.

Karla J. Staver	57	Vice President of Safety and Human Resources of Saia, Inc. since October 2019. Ms. Staver has been employed by the Company since 2008 and has served as Director of Safety since 2011.

Stephanie R. Maschmeier	47

Chief Accounting Officer of Saia, Inc. since February 2020. Ms. Maschmeier served as Controller since October 2007. Ms. Maschmeier, a certified public accountant, joined Saia in July 2002 as Corporate Financial Reporting Manager.

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

Saia stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward-looking statements.

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•

competition with many other transportation service providers of varying types including competitor LTL carriers, TL and parcel carriers, as well as non-asset based logistics and freight brokerage companies, some of whom have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;

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

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These risks include health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, supply chain disruptions, decline in U.S. manufacturing, acts of terrorism, health epidemics, interest rates, fuel costs, fuel taxes, license and registration fees, healthcare costs, insurance premiums and coverage availability. In particular, harsh weather or natural disasters, such as hurricanes, tornadoes, fires and floods, global pandemics and acts of terrorism can affect our operations by increasing operational costs, reducing demand, introducing infrastructure instability and disrupting advance route and load planning.

We are dependent on cost and availability of qualified drivers and purchased transportation.

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging as the available pool of qualified drivers has been decreasing in recent years. Age demographics, hours of service rules, ability to obtain insurance coverage, the legalization and growing recreational use of marijuana and regulatory requirements, including the Federal Motor Carrier Safety Administration’s (FMCSA) data-driven safety and compliance enforcement initiative, Compliance, Safety, Accountability (CSA), have contributed to the reduction in the number of eligible drivers and may continue to do so in the future. We may experience shortages of qualified drivers that could result in us not meeting customer demands, upward pressure on driver wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. There is also significant competition for quality purchased transportation within the trucking industry. We periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We have expanded our service geography into the Northeastern United States. In 2017 ˗ 2019, we opened terminals in major markets in Pennsylvania, Maryland, Massachusetts, New Jersey, New Hampshire, and New York.  We plan to open additional new markets in 2020 targeting the Northeastern states and invest in legacy markets to support growing demand. There is no assurance that we will be successful at adding new markets as planned or that such markets will be profitable. This expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Additionally, we plan to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from the new market and to more efficiently operate in existing markets. The Northeastern market is extremely competitive and there is no assurance that we will generate revenues sufficient to cover our costs of expanding there. Expansion into the Northeast could cause disruptions in our existing geography or require management to devote excessive time and effort to manage the expansion, which could adversely affect our business operations and profitability. Operation in the Northeast may increase the possibility of one or more union organizing efforts. In addition, harsh winter weather in the Northeast may increase our risk of weather-related expenses and disruptions. A delay between the outlay of expenditures to expand our geographic footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have completely stopped offering coverage to trucking companies, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settlement of these claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Ongoing insurance and claims expenses could significantly reduce and cause volatility to our earnings.

We are regularly subject to claims resulting from personal injury, cargo loss, property damage, group healthcare and workers’ compensation claims. The Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability. We also maintain insurance with licensed insurance companies above these self-insured retention limits. In recent years the trucking business has experienced significant increases in the cost of liability insurance and in the median verdict of trucking accidents. If the number or severity of future claims continues to increase, claim expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which would adversely affect our financial condition, results of operations, liquidity and cash flows.

The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Recently, several insurance companies have completely stopped offering coverage to trucking companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention or reducing the amount of total coverage. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost for obtaining such coverage, or could subject us to significant liabilities for which no insurance coverage is in place, which would adversely affect our financial condition, results of operations, liquidity and cash flows.

Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under its automobile liability insurance policy. Thereafter, the policy provides insurance coverage for a single occurrence of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021. Our current automobile liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during certain periods in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as "commuting" the policy. In August 2019, the Company elected to commute the policy for the period from March 1, 2018 to February 28, 2019. As a result of commuting the policy for that 12-month period, the Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022. The Company may commute the policy for certain years in the future. In exchange, the Company would assume the risk for all claims under the policy during the years for which the policy is commuted. In addition, the current auto liability insurance policy includes a provision that requires the Company to pay an additional premium of up to $11 million if paid losses are over $15.6 million over the three-year policy period. To the extent the Company is required to pay the additional premium or to the extent the Company elects to commute the policy, and one or more claims result in large payouts, the Company will not have insurance at this layer of coverage, and our financial condition, results of operation, and liquidity could be materially and adversely affected.

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

Our ability to attract and retain customers and compete effectively depends upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption, failure or breach to our technology infrastructure (including services provided to us for use in our business by outside providers), including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or costs. Our cyber-security and technology infrastructure (including services provided to us for use in our business by outside providers) may experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions.  While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, automated systems and technology gives rise to cyber-security risks. Although we and our third-party providers have systems and processes in place designed to protect against the risk of system failure and cyber-attacks, the techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract and retain customers, damage our reputation and brand, expose us to a loss of information or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Capacity and infrastructure constraints could adversely affect service and operating efficiency.

We may experience capacity constraints due to increased demand for transportation services and decaying highway infrastructure. The 2015 FAST Act highway law that provided funding for infrastructure improvements expires in 2020 and has not been reauthorized. Bills that would provide significant federal funding to improve and maintain the nation’s deteriorating infrastructure have not been passed. Poor infrastructure conditions and roadway congestion could slow service times, reduce our operating efficiency and increase maintenance expense. Some states have taken infrastructure funding measures into their own hands and have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases. These measures could adversely affect our financial conditions, results of operations, liquidity and cash flows.

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

The FMCSA rules on motor carrier driver hours of service limit the maximum number of hours a driver may be on duty between mandatory off-duty hours. These rules could result in us not meeting customer demands, upward pressure on driver wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We have experienced deterioration in the cost, availability and reliability of purchased transportation. Revisions to these rules could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

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

In 2015, the FMCSA issued a final rule related to mandatory use of Electronic Log Devices (ELD). The rule requires many in-state-only drivers and most interstate commercial motor vehicle drivers to be compliant by no later than December 18, 2017. Drivers who voluntarily used a compliant automatic on-board recording device by the December 18, 2017 deadline were “grandfathered” for two years to give providers time to update their systems to be compliant with the ELD standards. Such grandfathering period ended December 17, 2019, and the FMCSA is now enforcing the rule. While such regulations could increase the cost of technology, capital equipment and maintenance expenses across our industry, we implemented ELDs company-wide in 2014 prior to the effective date of the ELD standard. Despite our current company-wide use of ELDs, there can be no guarantee that our understanding of the new regulations will be the same as that of the government in all aspects.

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that will disclose drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse was established by the FMCSA in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles based on drug and alcohol violations and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse launched on January 6, 2020 and will require us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ. Implementation and future compliance with the clearinghouse may result in a reduction of the pool of qualified commercial motor vehicle drivers.

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

We may incur unforeseen costs from new data privacy laws.

There have been increased regulatory efforts regarding data protection and transparency in how customer data is used and stored in the U.S. and other countries. For example, the European Union (EU) General Data Protection Regulation (GDPR), effective May 2018, imposes strict rules on controlling and processing data originating from the EU. Other governments have enacted similar data protection laws, including the State of California’s California Consumer Privacy Act of 2018, effective January 2020. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with the new data protection laws may increase our compliance costs or require alterations to our data handling practices. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, financial condition, results of operations, liquidity and cash flows.

Changes in foreign and domestic trade policies, including the North American Free Trade Agreement, could adversely affect our financial performance.

Recent changes in foreign and domestic trade policies and laws have caused uncertainty about the future of trade partnerships and treaties. For example, the United States-Mexico-Canada Agreement, which has been signed but has not yet been ratified by all parties, would modernize the North American Free Trade Agreement (NAFTA). We partner with carriers in Canada and Mexico to arrange for the movement of freight into and out of those jurisdictions, and we may experience a decline in the demand for our services in these jurisdictions as a result. It is unknown at this time whether and to what extent the renegotiated treaty will be ratified or the effect that any such action would have, either positively or negatively, on our industry, or on us. Such regulatory changes affecting international trade may require us to adapt or modify our business operations, which may be time-consuming and expensive for us. In addition, the renegotiated treaty may lead to additional tariffs on imported goods which may reduce demand for our services. Any change to international rules governing the passage of freight between Canada, the U.S. and Mexico could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Additionally, trade tensions with China could reduce the demand for our services and have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances can occur and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

In addition, as climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus on sustainability may result in new legislation, regulations and customer requirements, such as limits on vehicle weight and size and limits on greenhouse gas emissions (GHG), which could negatively affect us. The EPA, prompted by judicial interpretation of the Clean Air Act, could also decide to regulate GHG emissions. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are subject to increasing investor sensitivity to social and sustainability issues.

Current and potential stockholders are increasingly focused on non-financial factors when evaluating and selecting investments, the effect of which is demonstrated by the growth of Environmental, Social & Governance (ESG) metrics. This focus is rapidly growing and evolving.  Despite our efforts to adapt to and address these concerns, our company’s efforts may be insufficient and our industry may be generally disfavored by the investing community at large. Due to the rapid evolution of tracking scorecards in sustainable investing, it is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors. As a result, investors may choose not to purchase our stock, which may result in a general decline in the market price for our shares. It is possible the increasing focus on social and sustainability matters could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, anti-corruption law enforcement, the renegotiation of international trade agreements, imposition of duties, taxes or government royalties imposed by foreign governments.

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

Our business is highly capital intensive. Our net capital expenditures for 2019 were approximately $287 million inclusive of equipment acquired with finance leases. Additionally, we anticipate net capital expenditures in 2020 of approximately $250 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods prior to replacement, possibly increasing our maintenance costs. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We depend on the efforts and abilities of our senior management. The future success of our business will continue to depend in part on our ability to retain our current management team and to attract, hire, develop and retain highly qualified personnel in the future. Competition for senior management is intense, and most members of our senior management do not have employment agreements. Certain members of senior management are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent members of senior management from working for a competitor or soliciting our customers. The loss of the services of any of our senior management could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Inadequate succession planning or the unexpected departure of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

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

Our business may adversely be impacted by potential future changes in accounting and financial practices.

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

The London Interbank Offered Rate (“LIBOR”) benchmark, commonly used for setting interest rates in commercial and financial contracts, will no longer be quoted after 2021 by private-sector banks. The discontinuation of LIBOR could have an impact on the financial markets and on the rate of applicable interest on our borrowings. Uncertainty in the interpretation of contracts that include LIBOR past 2021 or comparable replacement rates may cause weakness or disruption in the financial markets. The discontinuation of LIBOR may also increase our interest expense, affect our ability to refinance some or all of our existing indebtedness and adversely affect our financial condition, results of operations, liquidity and cash flows.

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

We may acquire additional businesses and operations in the future. However, there is no assurance that we will be successful in identifying, negotiating, consummating or integrating any future acquisitions. Additionally, we may not realize the anticipated benefits of any future acquisitions. Each acquisition has numerous risks including:

•	difficulty in integrating the operations and personnel of the acquired company or unanticipated costs to support new business lines or separate legal entities;
•	disruption of our ongoing business, distraction of our management and employees from other opportunities and challenges due to integration issues;
•	additional indebtedness or the issuance of additional equity to finance future acquisitions, which could be dilutive to our stockholders;
•	potential loss of key customers or employees of acquired companies along with the risk of unionization of employees;
•	temporary depression in prices we charge certain customers in order to match existing customer pricing in the acquired company’s markets;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	potential impairment of tangible and intangible assets and goodwill acquired as a result of acquisitions; and
•	potential failure of the due diligence processes to identify significant issues with legal and financial liabilities and contingencies, among other things.

In the event that we do not realize the anticipated benefits of an acquisition or if the acquired business is not successfully integrated, there could be a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

If we raise additional capital in the future, stockholders’ ownership in us could be diluted.

Any issuance of equity we may undertake in the future could cause the price of our common stock to decline, or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these obligations and securities would likely have rights senior to those of common stockholders, which could impair the value of our common stock.

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

Saia is headquartered in Johns Creek, Georgia and has general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2019, Saia owned 77 service facilities, including the Houma, Louisiana general office and leased 97 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Saia owns 44 percent of its service facility locations and these locations account for 59 percent of its door capacity. This follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2019, Saia owned approximately 4,779 tractors and 16,376 trailers, inclusive of equipment acquired with finance leases.

The Company has pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure the Company’s obligations under its revolving credit agreement. All service facilities shown in the table below as owned by the Company are subject to liens pursuant to the revolving credit agreement, except where noted. See “Financial Condition” under Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the revolving credit agreement.

Top 20 Saia Operating Service Facilities by Number of Doors at December 31, 2019

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	217
Dallas, TX	Own	174
Fontana, CA	Own	162
Chicago, IL	Lease	153
Indianapolis, IN (1)	Own	147
Garland, TX	Own	145
Harrisburg, PA (1)	Own	130
Memphis, TN	Own	125
Phoenix, AZ	Own	121
Nashville, TN	Own	116
Cleveland, OH	Lease	115
Charlotte, NC	Own	108
Kansas City, MO (1)	Own	102
Newburgh, NY	Lease	101
Newark, NJ	Lease	101
Grayslake, IL (1)	Own	100
St. Louis, MO (1)	Own	99
Toledo, OH	Own	96
Philadelphia, PA	Lease	90

(1) Not subject to a lien.
Item 3.	Legal Proceedings

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

Stockholders

As of January 31, 2020, there were 986 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends is restricted under our current credit agreement. See Note 2 of the accompanying audited consolidated financial statements for more information on the credit agreement.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2019 through
October 31, 2019	—	(2)	$—	(2)	—	$—
November 1, 2019 through
November 30, 2019	910	(3)	$91.75	(3)	—	—
December 1, 2019 through
December 31, 2019	—	(4)	$—	(4)	—	—
Total	910				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)

The Saia, Inc. Executive Capital Accumulation Plan sold 890 shares of Saia stock at an average price of $104.63 per share on the open market during the period of October 1, 2019 through October 31, 2019.

(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of November 1, 2019 through November 30, 2019.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 496 shares of Saia stock at an average price of $91.34 per share on the open market during the period of December 1, 2019 through December 31, 2019.

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

	Years ended December 31,
	2019	2018	2017	2016	2015(4)
	(in thousands, except per share data and percentages)
Statement of operations:
Operating revenue	$1,786,735	$1,653,849	$1,404,703	$1,250,391	$1,221,311
Operating income	152,586	141,177	94,710	79,136	89,975
Net income	113,719	104,981	91,129	48,024	55,016
Diluted earnings per share	4.30	3.99	3.49	1.87	2.16
Other financial data:
Net cash provided by operating activities	272,876	256,436	157,846	146,426	145,833
Net cash used in investing activities(1)	(281,031)	(222,584)	(181,524)	(117,683)	(107,919)
Depreciation and amortization	119,135	102,153	87,102	76,240	65,020
Balance sheet data:
Cash and cash equivalents	248	2,194	4,720	1,539	124
Net property and equipment	1,052,599	893,058	735,780	604,119	539,179
Total assets	1,415,693	1,133,743	967,315	800,213	729,193
Total debt	136,430	122,859	132,916	73,804	68,972
Total stockholders’ equity	815,226	695,864	582,494	483,052	427,889
Measurements:
Operating ratio(2)	91.5%	91.5%	93.3%	93.7%	92.6%
Non-GAAP Diluted Earnings Per Share and Reconciliation to GAAP (3):
Diluted earnings per share	$4.30	$3.99	$3.49	$1.87	$2.16
Less: Diluted earnings per share impact of Tax Cuts and Jobs Act	-	-	(1.30)	-	-
Adjusted diluted earnings per share	$4.30	$3.99	$2.19	$1.87	$2.16

(1)	Net cash used in investing activities in 2015 includes $22.2 million for the acquisition of LinkEx.
(2)	The operating ratio is the calculation of operating expenses divided by operating revenue.
(3)

The Tax Cuts and Jobs Act (the Tax Act) was enacted on December 22, 2017 and lowers U.S. corporate income tax rates as of January 1, 2018, among other changes.  The impact of the Tax Act was a reduction of deferred income tax liability due to the effects of the remeasurement of deferred tax assets at lower enacted corporate tax rates.  Management believes that presenting the Company’s results excluding the Tax Act is meaningful as excluding this item increases the comparability of period-to-period results.  Diluted earnings per common share excluding the impact of the Tax Act is a non-GAAP financial measure.  Non-GAAP financial measures do not have definitions under GAAP and may be defined differently by and not be comparable to similar non-GAAP measures used by other companies.

(4)	Prior to adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
•

the effect of governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, the Food and Drug Administration, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations, tax law changes and potential changes to the North American Free Trade Agreement and to certain international tariffs;

•	changes in interpretation of accounting principles;
•	dependence on key employees;
•	inclement weather;
•	labor relations, including the adverse impact should a portion of the Company’s workforce become unionized;
•	terrorism risks;

•	self-insurance claims and other expense volatility;
•	risks arising from international business operations and relationships;
•	recent increases in the severity of auto liability claims against trucking companies and sharply higher costs of settlements and verdicts;
•

cost and availability of insurance coverage including the possibility the Company may be required to pay additional premiums, may be required to assume additional liability under its auto policy or be unable to obtain coverage;

•	increased costs of healthcare and prescription drugs, including as a result of healthcare reform legislation;
•	social media risks;
•	disruption in or failure of the Company’s technology or equipment including services essential to operations of the Company and/or cyber security risk;
•	failure to successfully execute the strategy to expand the Company’s service geography into the Northeastern United States; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

The Company’s operating revenue increased by 8.0 percent in 2019 compared to 2018. The increase resulted primarily from increased shipments, tonnage, fuel surcharges and pricing actions, including a 5.9 percent general rate increase taken February 18, 2019. Continued expansion into the Northeastern United States was also a contributing factor in the increased shipments and tonnage in 2019.

Consolidated operating income was $152.6 million for 2019 compared to $141.2 million in 2018. The increase in 2019 operating income resulted primarily from increases in shipments, tonnage and fuel surcharges and pricing actions, partially offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with expansion into the Northeastern United States.

The Company generated $272.9 million in net cash provided by operating activities in 2019 versus $256.4 million in 2018. The Company used $281.0 million of net cash in investing activities during 2019 compared to $222.6 million during 2018.

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to lender approval compared to $75 million under the prior agreement.  The amendment reduced the interest rate pricing grid compared to the prior agreement.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.

The Company had $6.2 million of net cash provided by financing activities during 2019 compared to $36.4 million of net cash used in financing activities during 2018. The Company had a $48.9 million increase in net borrowings (net of repayments) under its revolving credit facility during 2019 and made scheduled principal payments for finance lease obligations of $18.5 million during 2019. Outstanding letters of credit were $27.9 million and the cash and cash equivalents balance was $0.2 million as of December 31, 2019. The Company had $228.0 million in remaining availability under its revolving credit facility and $90.5 million in obligations under finance leases at December 31, 2019. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2019. See “Financial Condition” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While more than 97% of its revenue is derived from transporting LTL shipments across 43 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

Our business is highly correlated to non-service sectors of the general economy. Our business also is impacted by a number of other factors as discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2019, 2018 and 2017

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2019	2018	2017	'19 v. '18	'18 v. '17

Operating Revenue	$1,786,735	$1,653,849	$1,404,703	8.0%	17.7%
Operating Expenses:
Salaries, wages and employees’ benefits	947,911	872,722	766,790	8.6	13.8
Purchased transportation	129,980	123,904	107,702	4.9	15.0
Depreciation and amortization	119,135	102,153	87,102	16.6	17.3
Fuel and other operating expenses	437,123	413,893	348,399	5.6	18.8
Operating Income	152,586	141,177	94,710	8.1	49.1
Operating Ratio	91.5%	91.5%	93.3%	(0.0)	(1.8)
Nonoperating Expense	5,934	5,344	4,959	11.0	7.8
Working Capital (as of December 31, 2019, 2018 and 2017)	(8,867)	4,063	36,323	(318.2)	(88.8)
Net Acquisitions of Property and Equipment	281,031	222,584	181,524	26.3	22.6
Saia LTL Freight Operating Statistics:
LTL Tonnage	4,820	4,801	4,485	0.4	7.0
LTL Shipments	7,409	7,103	6,775	4.3	4.8
LTL Revenue per hundredweight	$18.05	$16.80	$15.24	7.4	10.2

Year ended December 31, 2019 as compared to year ended December 31, 2018

Revenue and volume

Consolidated revenue increased 8.0 percent to $1.79 billion as a result of increased shipments, tonnage, fuel surcharges and pricing actions, including a 5.9 percent general rate increase taken February 18, 2019.  Expansion into the Northeastern United States continued to be a contributing factor in the increased shipments and tonnage in 2019. The economic environment over the last couple of years permitted the Company to implement measured pricing actions to improve yield, which allowed Saia’s LTL revenue per hundredweight (a measure of yield) increasing 7.4 percent to $18.05 per hundredweight for 2019 primarily as a result of increased rates along with increased length of haul. Saia’s LTL tonnage also increased 0.4 percent per workday and LTL shipments increased 4.3 percent per workday for 2019. Overall LTL revenue per shipment increased 3.4 percent due to the yield improvements discussed above. This was somewhat offset by a decrease in LTL weight per shipment decreases of 3.8 percent during 2019, which was mainly driven by slower economic industrial production trends. For 2019 and 2018, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented a 5.9 percent general rate increase on February 18, 2019. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 13.0 percent of operating revenue for the year ended December 31, 2019 compared to 13.6 percent for the year ended December 31, 2018 primarily as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $152.6 million in 2019 compared to $141.2 million in 2018. In summary, the operations were favorably impacted in 2019 by higher tonnage, shipments, overall fuel surcharges and yield, which were offset by salary and wage increases, higher fuel and purchase transportation costs, increased depreciation expense and costs associated with the Company’s geographic expansion. The 2019 operating ratio (operating expenses divided by operating revenue) was flat at 91.5 percent as compared to 2018.

Salaries, wages and benefit expense increased $75.2 million in 2019 compared to 2018 largely due to higher wages associated with increased headcount in 2019, wage increases in July 2019 and 2018 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $15.1 million during 2019 compared to 2018 largely due to increased costs of other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency from a newer fleet.  Claims and insurance expense in 2019 was $4.6 million higher than 2018 largely due to increased insurance reserves in 2019 associated with accident severity partially offset by the benefit from the commutation of the first 12 month period of the bodily injury and property damage liability policy. The Company can experience volatility in accident expense as a result of its self-insurance structure which provides for retention amounts ranging from $2 million to $10 million per occurrence. Depreciation expense increased $17.0 million in 2019 compared to 2018 primarily due to revenue equipment, real estate and technology investments in 2019. Purchased transportation expense increased $6.1 million in 2019 compared to 2018 primarily due to increases in purchased transportation cost per mile and utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout 2019.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2019 was $1.3 million greater than 2018 due to increased average borrowings resulting from the $58.4 million increase in investing activities in 2019. The effective income tax rate was 22.5 percent and 22.7 percent for the years ended December 31, 2019 and 2018, respectively. The 2018 and 2019 effective income tax rates include the impact of the Tax Cuts and Jobs Act (the Tax Act) legislation enacted on December 22, 2017 as well as the tax credits enacted in December 2019 for alternative fuel usage, resulting in an increase in earnings per share of $0.07 for 2019. See Note 10 to the Company’s audited consolidated financial statements for an analysis of the income tax provision, impacts of the Tax Act and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2019 was negative $8.9 million which decreased from working capital at December 31, 2018 of $4.1 million. This decrease is primarily due to the adoption of ASU 2016-02, which requires the current portion of operating lease liability, $19.0 million at December 31, 2019, be recognized as a current liability at December 31, 2019. Additionally, the decrease in working capital was due to an increase in other current liabilities, mostly sales and use tax payables, partially offset by an increase in accounts receivable. Cash flows from operating activities were $272.9 million for 2019 versus $256.4 million for 2018 largely driven by increased profitability. For 2019, net cash used in investing activities was $281.0 million versus $222.6 million in 2018 primarily due to higher capital expenditures for real estate, technology and revenue equipment during 2019. Net cash provided by financing activities was $6.2 million in 2019 versus $36.4 million in net cash used in financing activities for 2018 primarily driven by an increase in the net borrowings (net of repayments) under our revolving credit facility of $48.9 million from 2019 compared to 2018.

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

Salaries, wages and benefit expense increased $105.9 million in 2018 compared to 2017 largely due to higher wages associated with increased headcount in 2018, wage increases in July 2017 and 2018 and higher healthcare benefit costs. Fuel, operating expenses and supplies increased $56.9 million during 2018 compared to 2017 largely due to higher fuel costs and increased costs of other operating expenses and supplies, including increased expenses related to the geographic expansion, partially offset by improved fuel efficiency and lower maintenance costs from a newer fleet.  Claims and insurance expense in 2018 was $1.3 million higher than 2017 largely due to increased premiums in 2018 and increased cargo claims. The Company can experience volatility in accident expense as a result of its self-insurance structure, which provides for retention limits of $2 million to $10 million per occurrence. Depreciation expense increased $15.1 million in 2018 compared to 2017 primarily due to revenue equipment, real estate and technology investments in late 2017 and 2018. Purchased transportation expense increased $16.2 million in 2018 compared to 2017 primarily due to increases in purchased transportation cost per mile and utilization of purchased transportation carriers to maintain service requirements while supporting increased shipments, tonnage and length of haul throughout 2018.

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

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, further expanding our service geography into the Northeastern United States, as well as pricing and yield management. On February 3, 2020 and February 18, 2019 Saia implemented 5.9 percent general rate increases for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The extent of success of this revenue initiative is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective July 1, 2019, the Company implemented a salary and wage increase for all of its employees. The cost of the compensation increase is expected to be approximately $32 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains. The Company also anticipates market competitive wage increases in 2020.

If the Company builds market share, including through its geographic expansion, it expects there to be numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, cost and availability of insurance, regulatory changes, successful expansion of our service geography into the Northeastern United States and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

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

As of January 1, 2019, the Company recognized right-of-use assets and corresponding lease liabilities of approximately $74 million and $76 million, respectively. There were no material impacts to our results of operations or our cash flows. Disclosures related to the amount, timing and uncertainty of cash flows arising from our leases are included in Note 4 of the Company’s audited consolidated financial statements.

Recently Issued Accounting Pronouncements

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements. The Company will adopt the standard effective January 1, 2020.

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

At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement. At December 31, 2018, the Company had $20.0 million of outstanding borrowings and outstanding letters of credit of $27.7 million under the Restated Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven year terms covering revenue equipment totaling $90.5 million and $102.9 million as of December 31, 2019 and 2018, respectively. Amortization of assets held under the finance leases is included in depreciation expense. The weighted average interest rates for the finance leases at December 31, 2019 and 2018 is 3.44% and 3.41%, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under its revolving credit agreement, which was $228.0 million at December 31, 2019, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2019.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2020 are approximately $250 million, inclusive of equipment acquired using finance leases. This compares to 2019 net capital expenditures of $287 million for property and equipment, inclusive of equipment acquired using finance leases. Projected 2020 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives.

See “Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Actual net capital expenditures, inclusive of equipment acquired using finance leases, are summarized in the following table (in millions):

	Years ended
	2019	2018	2017
Land and structures:
Additions	$82.5	$75.6	$87.1
Sales	—	(1.8)	(1.8)
Revenue equipment, net	181.0	161.8	112.9
Technology and other	23.7	16.1	18.8

Total	$287.2	$251.7	$217.0

In addition to the amounts disclosed in the table above, the Company had an additional $16.3 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2019. Included in the 2019, 2018, and 2017 revenue equipment expenditures are finance leases totaling $6.2 million, $29.1 million and $35.5 million, respectively.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases with original maturities less than one year are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to the accompanying audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $5.6 million for 2020 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2019.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2019 (in millions):

	Payments due by year
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$45.9	$—	$45.9
Leases:
Finance Leases (1)	22.2	22.8	21.0	15.4	10.7	6.4	98.5
Operating leases (2)	25.9	25.5	22.5	19.1	16.1	49.3	158.4
Purchase obligations (2)	35.7	—	—	—	—	—	35.7
Total contractual obligations	$83.8	$48.3	$43.5	$34.5	$72.7	$55.7	$338.5

(1)

See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year
	2020	2021	2022	2023	2024	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$—	$228.0	$—	$228.0
Letters of credit	27.9	—	—	—	—	—	27.9
Surety bonds	49.1	8.9	—	—	—	—	58.0
Total commercial commitments	$77.0	$8.9	$—	$—	$228.0	$—	$313.9

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and accrued interest and penalties of $0.1 million related to the uncertain tax positions as of December 31, 2019. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At December 31, 2019, the Company has $81.3 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.    As described in more detail in the Notes to the Consolidated Financial Statements contained herein, the Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, day of delivery and current rates charged to customers.  Since the cycle for pickup and delivery of shipments is generally 1-5 days, typically less than 5 percent of a total month’s revenue is in transit at the end of any month.  Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections.  Billing adjustments are primarily made for discounts and billing corrections.  These estimates are continuously evaluated and updated; however, changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2019. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2019 with comparative information as of December 31, 2018. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively. The fair value of the finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2019		2018
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$19.4	$20.6	$19.5	$14.6	$10.2	$6.2	$90.5	$90.6	$102.9	$102.0
Average interest rate	3.4%	3.4%	3.4%	3.4%	3.4%	3.4%
Variable rate debt	$—	$—	$—	$—	$45.9	$—	$45.9	$45.9	$20.0	$20.0
Average interest rate	—	—	—	—	3.3%	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $36.9 million, and claims, insurance, and other (non-current) of $44.4 million, as of December 31, 2019.

We identified the evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims as a critical audit matter because of the inherent uncertainty in the amounts that will ultimately be paid to settle these claims. Factors that may affect the settlement cost of claims include the length of time the claim remains open, its potential severity, and the results of litigation. Additionally, the Company’s liabilities include estimates for future development of claims and specialized skills were needed to evaluate the actuarial methods, procedures, assumptions and judgments used to make these estimates.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-insurance process including controls related to the selection of assumptions and the review of actual claims experience. We evaluated the Company’s estimated liabilities for self-insured workers’ compensation and bodily injury claims by considering current available information which may include legal claims, incident and case reports, historical experience, and attorneys’ letters we received directly from the Company’s external counsel.  In addition, we involved an actuarial professional with specialized skills and knowledge, who assisted by assessing the conformance of actuarial methods, procedures, assumptions and judgments used in making the estimates with generally accepted actuarial standards.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 25, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Atlanta, Georgia

February 25, 2020

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018

ASSETS
Current Assets:
Cash and cash equivalents	$248	$2,194
Accounts receivable, less allowances of $3,742 in 2019 and $4,028 in 2018	196,119	181,612
Prepaid expenses	18,542	20,621
Income tax receivable	8,288	1,825
Other current assets	9,182	7,121
Total current assets	232,379	213,373
Property and Equipment, at cost	1,739,222	1,521,341
Less-accumulated depreciation and amortization	686,623	628,283
Net property and equipment	1,052,599	893,058
Operating Lease Right-of-Use Assets	103,890	-
Goodwill	12,105	12,105
Identifiable Intangibles, net	9,379	10,559
Other Noncurrent Assets	5,341	4,648
Total assets	$1,415,693	$1,133,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$83,621	$78,994
Wages, vacation and employees’ benefits	49,668	48,116
Claims and insurance accruals	36,888	40,980
Other current liabilities	32,644	23,138
Current portion of long-term debt	19,405	18,082
Current portion of operating lease liability	19,020	-
Total current liabilities	241,246	209,310
Other Liabilities:
Long-term debt, less current portion	117,025	104,777
Operating lease liability, less current portion	86,239	-
Deferred income taxes	111,555	86,893
Claims, insurance and other	44,402	36,899
Total other liabilities	359,221	228,569
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 25,936,532 and 25,693,651 shares issued and outstanding at December 31, 2019 and 2018, respectively	26	26
Additional paid-in-capital	260,871	254,738
Deferred compensation trust, 143,987 and 143,614 shares of common stock at cost at December 31, 2019 and 2018, respectively	(3,871)	(3,381)
Retained earnings	558,200	444,481
Total stockholders’ equity	815,226	695,864
Total liabilities and stockholders’ equity	$1,415,693	$1,133,743

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

(in thousands, except per share data)

	2019	2018	2017

Operating Revenue	$1,786,735	$1,653,849	$1,404,703
Operating Expenses:
Salaries, wages and employees’ benefits	947,911	872,722	766,790
Purchased transportation	129,980	123,904	107,702
Fuel, operating expenses and supplies	340,056	325,000	268,090
Operating taxes and licenses	54,397	50,089	43,330
Claims and insurance	43,073	38,425	37,162
Depreciation and amortization	119,135	102,153	87,102
Operating (gains) losses, net	(403)	379	(183)
Total operating expenses	1,634,149	1,512,672	1,309,993
Operating Income	152,586	141,177	94,710
Nonoperating Expenses (Income):
Interest expense	6,688	5,418	5,051
Other, net	(754)	(74)	(92)
Nonoperating expenses, net	5,934	5,344	4,959
Income Before Income Taxes	146,652	135,833	89,751
Income Tax Expense (Benefit)	32,933	30,852	(1,378)
Net Income	$113,719	$104,981	$91,129

Weighted average common shares outstanding – basic	25,952	25,762	25,518
Weighted average common shares outstanding – diluted	26,435	26,291	26,086

Basic Earnings Per Share	$4.38	$4.08	$3.57
Diluted Earnings Per Share	$4.30	$3.99	$3.49

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2019, 2018 and 2017

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2016	25,322,701	$25	$237,846	$(3,190)	$248,371	$483,052
Stock compensation, including options and long-term incentives	4,840	—	4,131	—	—	4,131
Director deferred share activity	40,142	—	952	—	—	952
Exercise of stock options	141,500	1	4,479	—	—	4,480
Shares issued for long-term incentive awards, net of shares withheld for taxes	42,434	—	(1,250)	—	—	(1,250)
Purchase of shares by Deferred Compensation Trust	—	—	296	(391)	—	(95)
Sale of shares by Deferred Compensation Trust	—	—	—	95	—	95
Net income	—	—	—	—	91,129	91,129

BALANCE at December 31, 2017	25,551,617	26	246,454	(3,486)	339,500	582,494
Stock compensation, including options and long-term incentives	5,184	—	4,509	—	—	4,509
Director deferred share activity	—	—	1,111	—	—	1,111
Exercise of stock options less shares withheld for taxes	103,703	—	4,165	—	—	4,165
Shares issued for long-term incentive awards, net of shares withheld for taxes	33,147	—	(1,396)	—	—	(1,396)
Purchase of shares by Deferred Compensation Trust	—	—	(105)	(700)	—	(805)
Sale of shares by Deferred Compensation Trust	—	—	—	805	—	805
Net income	—	—	—	—	104,981	104,981

BALANCE at December 31, 2018	25,693,651	26	254,738	(3,381)	444,481	695,864
Stock compensation, including options and long-term incentives	—	—	4,977	—	—	4,977
Director deferred share activity	49,750	—	1,210	—	—	1,210
Exercise of stock options less shares withheld for taxes	107,171	—	2,927	—	—	2,927
Shares issued for long-term incentive awards, net of shares withheld for taxes	85,960	—	(3,471)	—	—	(3,471)
Purchase of shares by Deferred Compensation Trust	—	—	687	(770)	—	(83)
Sale of shares by Deferred Compensation Trust	—	—	(197)	280	—	83
Net income	—	—	—	—	113,719	113,719

BALANCE at December 31, 2019	25,936,532	$26	$260,871	$(3,871)	$558,200	$815,226

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

(in thousands)

	2019	2018	2017

Operating Activities:
Net income	$113,719	$104,981	$91,129
Noncash items included in net income:
Depreciation and amortization	119,135	102,153	87,102
Provision for doubtful accounts	2,804	1,978	2,634
Deferred income taxes	24,662	27,470	(20,776)
Loss (gain) from property disposals, net	(403)	379	(183)
Stock-based compensation	6,187	5,619	5,083
Changes in operating assets and liabilities:
Accounts receivable	(16,979)	(12,981)	(37,985)
Accounts payable	10,320	10,608	6,940
Other working capital items, net	4,203	15,537	14,023
Claims, insurance and other	7,504	(2,740)	4,531
Other, net	1,724	3,432	5,348
Net cash provided by operating activities	272,876	256,436	157,846
Investing Activities:
Acquisition of property and equipment	(287,655)	(223,672)	(186,696)
Proceeds from disposal of property and equipment	6,624	1,088	5,172
Net cash used in investing activities	(281,031)	(222,584)	(181,524)
Financing Activities:
Repayment of revolving credit agreement	(331,188)	(233,888)	(217,914)
Borrowing of revolving credit agreement	357,117	210,888	260,914
Proceeds from stock option exercises	2,927	4,165	4,480
Shares withheld for taxes	(3,471)	(1,396)	(1,250)
Repayment of senior notes	—	—	(7,143)
Debt issuance costs	(649)	—	—
Repayment of finance leases	(18,527)	(16,147)	(12,228)
Net cash provided by (used in) financing activities	6,209	(36,378)	26,859
Net Increase (Decrease) in Cash and Cash Equivalents	(1,946)	(2,526)	3,181
Cash and cash equivalents, beginning of year	2,194	4,720	1,539
Cash and cash equivalents, end of year	$248	$2,194	$4,720

Non Cash Investing Activities
Equipment financed with finance leases	$6,169	$29,090	$35,483

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2019, 2018 and 2017

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (“LTL”) motor carrier with more than 97% of its revenue historically derived from transporting LTL shipments for customers.  In addition to the core LTL services provided in 43 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

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

Use of Estimates

The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: self-insurance accruals; long-term incentive compensation; tax liabilities; loss contingencies; litigation claims; and impairment assessments on long-lived assets (including goodwill).

Accounting Pronouncements Adopted in 2019

In February 2016, the Financial Accounting Standards Board (FASB) established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on the balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

As of January 1, 2019, the Company recognized right-of-use assets and corresponding lease liabilities of approximately $74 million and $76  million, respectively. There were no material impacts to our results of operations or our cash flows. Disclosures related to the amount, timing, and uncertainty of cash flows arising from our leases are included in Note 4.

Recently Issued Accounting Pronouncements

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company does not expect adoption of this standard to have a material impact on its consolidated financial statements. The Company will adopt the standard effective January 1, 2020.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	7 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2019	2018
Land	$106,024	$100,157
Structures	389,096	321,283
Tractors	524,901	476,875
Trailers	411,269	354,490
Other revenue equipment	92,875	83,571
Technology equipment and software	127,408	110,954
Other	87,649	74,011

Total property and equipment, at cost	$1,739,222	$1,521,341

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization of property and equipment was $117.9 million, $100.8 million and $85.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. Depreciation and amortization expense includes amortization of assets under finance leases. At December 31, 2019, trailers acquired under finance leases had a gross carrying value of $138.2 million and accumulated depreciation of $30.8 million. At December 31, 2018, trailers acquired under finance leases had a gross carrying value of $132.5 million and accumulated depreciation of $21.6 million.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2019, 2018, and 2017, the Company capitalized $1.5 million, $1.1 million, and $2.1 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated total settlement costs of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities are included in claims and insurance reserves based on estimates of claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience.  For workers’ compensation, the amount of the discount at December 31, 2019 and December 31, 2018 was $3.8 million and $5.0 million, respectively.

Risk retention amounts per occurrence during the three years ended December 31, 2019, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage (1)	2,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000
(1) $10 million for period March 1, 2018 - February 28, 2019.

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $1.4 million reduction in insurance premium expense in 2019.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period.  In addition, commencing on August 30, 2021, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company will be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer will be released from all liability under the policy.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company will be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at December 31, 2019.

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

The average transit time to complete a shipment is between 1 to 5 days.  Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date.  The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

Key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•

Revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move shipments from their origin to their final destination or interchange; and

•	Adjustments to revenue for billing adjustments and collectability.

The portion of the gross invoice related to interline transportation services that involve the services of another party, such as another LTL service provider, is not recorded in the Company’s revenues.  Revenue from logistics services is recognized as the services are provided.

Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is on average less than one week.  The Company has elected to apply the optional exemption in accordance with the FASB Accounting Standards Codification (ASC) 606 as it pertains to additional quantitative disclosures pertaining to remaining performance obligations.

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $6.1 million, $3.9 million, and $2.2 million in 2019, 2018 and 2017, respectively.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2019 and 2018, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Credit Agreement with Banks, described below	$45,929	$20,000
Finance Leases, described below	90,501	102,859
Total debt	136,430	122,859
Less: current portion of long-term debt	19,405	18,082
Long-term debt, less current portion	$117,025	$104,777

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

Credit Agreement

Prior to February 5, 2019, the Company was a party to a Restated Credit Agreement with a group of banks that included a revolving credit facility for up to $250 million expiring in March 2020. The Restated Credit Agreement also had an accordion feature that allowed for an additional $75 million in availability, subject to bank approval. The Restated Credit Agreement provided for a LIBOR rate margin range from 112.5 basis points to 225 basis points, base rate margins from minus 12.5 basis points to plus 50 basis points, an unused portion fee from 20 basis points to 30 basis points and letter of credit fees from 112.5 basis points to 225 basis points, in each case based on the Company's leverage ratio. Under the Restated Credit Agreement, the Company was required to maintain certain financial covenants including a minimum fixed charge coverage ratio and a maximum leverage ratio. The Restated Credit Agreement provided for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under the Restated Credit Agreement.

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

At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement. At December 31, 2018, the Company had $20.0 million of outstanding borrowings and outstanding letters of credit of $27.7 million under the Restated Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven year terms which include obligations collateralized by revenue equipment totaling $90.5 million and $102.9 million as of December 31, 2019 and 2018, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rate for the finance leases at December 31, 2019 and 2018 is 3.44% and 3.41%, respectively.

Other

The Company paid cash for interest of $6.4 million, $5.2 million, and $4.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The estimated fair value of total debt at December 31, 2019 and 2018 is $136.5 million and $122.0 million, respectively. The carrying amount of debt related to the revolving credit facility approximated fair value as of December 31, 2019 and 2018 due to the existence of variable interest rates, which approximate market rates. The fair value of the finance leases is based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2020	$22,230
2021	22,756
2022	21,020
2023	15,441
2024	56,606
Thereafter	6,351
Total	144,404
Less: Amounts Representing Interest on Finance Leases	7,974
Total	$136,430

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $25.6 million, $23.2 million, and $21.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

At December 31, 2019, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2020	$25,867
2021	25,474
2022	22,457
2023	19,153
2024	16,111
Thereafter	49,296
Total	$158,358

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $35.1 million at December 31, 2019. As of December 31, 2019 and 2018, the Company had $16.3 million and $22.0 million, respectively, of capital expenditures in accounts payable.

Other

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs.  The Company’s pro rata share of these outstanding letters of credit was $1.8 million at December 31, 2019 and 2018.

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

As of December 31, 2019, approximately $111.5 million of finance leased assets, net of depreciation and amortization, were included in Property and Equipment.  Accumulated depreciation and amortization for these assets totaled $37.5 million as of the same period ended.

2019
Lease Cost	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$11,298
Interest on lease liabilities	3,412
Operating lease cost (includes variable and sublease costs as they are immaterial)	23,315
Short-term lease cost	5,231
Total lease cost	$43,256

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	6,165
Right-of-use assets obtained in exchange for new operating lease liabilities	50,044

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

2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	3,412
Operating cash flows from operating leases	23,760
Finance cash flows from finance leases	18,527
Weighted-average remaining lease term - finance leases (years)	4.1
Weighted-average remaining lease term - operating leases (years)	6.4
Weighted-average discount rate - finance leases	3.44%
Weighted-average discount rate - operating leases	4.8%

As of December 31, 2019, maturities of lease liabilities were as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2020	$23,431	$22,230
2021	22,824	22,756
2022	19,727	21,020
2023	16,341	15,441
2024	13,215	10,677
Thereafter	32,614	6,351
Total lease payments	128,152	98,475
Less: Interest	22,893	7,974
Present value of lease liabilities	$105,259	$90,501

As of December 31, 2019, the Company had an additional lease that had not yet commenced of $23.6 million. This lease will commence in 2020 with a lease term of 10 years.

5.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2017	$12,105
Goodwill acquired	—
December 31, 2018	12,105
Goodwill acquired	—

December 31, 2019	$12,105

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2019		December 31, 2018
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$10,629	$19,000	$9,566
Covenants not-to-compete (useful life of 4-6 years)	4,425	4,425	4,425	4,408
Trademarks (useful life of 15 years)	1,500	492	1,500	392

Total	$24,925	$15,546	$24,925	$14,366

Amortization expense for intangible assets was $1.2 million, $1.4 million and $1.4 million for 2019, 2018 and 2017, respectively. Estimated amortization expense for the five succeeding years follows (in thousands):

Amount
2020	$1,163
2021	1,163
2022	1,008
2023	853
2024	853

6.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$113,719	$104,981	$91,129
Denominator:
Denominator for basic earnings per share–weighted average common shares	25,952	25,762	25,518
Effect of dilutive stock options and restricted stock	126	160	142
Effect of other common stock equivalents	357	369	426
Denominator for diluted earnings per share–adjusted weighted average common shares	26,435	26,291	26,086

Basic Earnings Per Share	$4.38	$4.08	$3.57

Diluted Earnings Per Share	$4.30	$3.99	$3.49

In 2019 and 2018, options and restricted stock for 108,078 and 45,150 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2019	2018	2017
Shares of common stock purchased	11,240	10,390	8,220
Aggregate purchase price of shares purchased	$769,847	$700,234	$390,542
Shares of common stock sold	10,867	37,086	4,717
Aggregate sale price of shares sold	$787,021	$2,777,630	$271,417

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 208,587 and 240,000 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2019 and 2018, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

8.    Stock-Based Compensation

ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. For the year ended December 31, 2019, 2018, and 2017 the associated cash flows from operating activities were $2.9 million, $0.6 million, and $1.7 million, respectively.

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

The 2018 Omnibus Plan, the 2011 Omnibus Plan and the 2003 Omnibus Plan provide for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; restricted stock units; and Performance Unit Awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date are non-qualified stock options, have vesting over three years, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. There are no outstanding stock options held by non-employee directors, and no stock options have been granted to non-employee directors under the 2018 Omnibus Plan or the 2011 Omnibus Plan.

The 2011 Omnibus Plan provided for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 1,363 and 1,942 for the years ended December 31, 2018 and 2017, respectively. Non-employee directors were also issued in lieu of cash compensation in the aggregate 13,204, 11,577 and 15,152 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2019, 2018 and 2017, respectively.

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation Committee. For 2019, each non-employee director was granted 1,514 shares of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

At December 31, 2019 and 2018, no shares remain reserved and unissued under the provisions of the 2003 Omnibus Plan. At December 31, 2019 and 2018, 519,633 and 637,695 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. At December 31, 2019 and 2018, 988,239 and 1,100,000 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan, 2011 Omnibus Plan and 2003 Omnibus Plan.

The years ended December 31, 2019, 2018 and 2017 had stock option and restricted stock compensation expense of $2.2 million, $2.1 million and $2.3 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2019, there is unrecognized compensation expense of $3.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes stock option activity for the year ended December 31, 2019 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2018	266,310	$38.93
Granted	63,870
Exercised	(111,180)
Forfeited	(6,840)

Outstanding at December 31, 2019	212,160	$51.62	4.6	$8,804

Exercisable at December 31, 2019	65,130	$27.45	3.1	$4,277

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $4.9 million, $3.5 million, and $3.5 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2019, 2018 and 2017 was $18.25, $23.74, and $15.49, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2019, 2018 and 2017 was $9.99, $15.41, and $12.26, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.70%	2.24%	1.89%
Expected life in years	3.1	4.2	4.5
Expected volatility	35.57%	36.31%	36.90%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2019 and changes during the year ended December 31, 2019:

	Options	Weighted Average Grant-date Fair Value
Unvested at December 31, 2018	257,480	$13.36
Granted	63,870	18.25
Vested	(167,480)	9.99
Forfeited	(6,840)	20.39

Unvested at December 31, 2019	147,030	$18.99

The Company granted shares of restricted stock to certain key executives in September 2014, May 2015, February 2016, August 2017, and May and November 2019. All of these shares of restricted stock awards vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change in control. Commencing in 2017, the Company began granting shares of restricted stock as part of its long-term incentive plan.  These shares of restricted stock cliff vest in three years, subject to earlier vesting upon a change in control. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2019:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2018	70,361	$48.98
Granted	31,611	70.59
Vested	(9,434)	38.42
Forfeited	(5,395)	58.88

Restricted Stock at December 31, 2019	87,143	$57.35

Performance Unit Awards

The Company granted Performance Unit Awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results include expense for the Performance Unit Awards of $2.8 million in 2019, $2.4 million in 2018 and $1.9 million in 2017. Shares earned under the Performance Unit Awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 69,882 shares for the January 2017 - December 2019 performance period in February 2020, 128,240 shares for the January 2016 - December 2018 performance period in February 2019, and 49,188 shares for the January 2015 - December 2017 performance period in February 2018. The issuance of shares related to these awards would range from zero to a maximum of 69,882 shares per year as of December 31, 2019.

9.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in continuing operations for the years ended December 31, 2019, 2018 and 2017, were $10.8 million, $9.9 million, and $8.3 million, respectively.

Deferred Compensation Plan

The Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company common stock rather than cash. At December 31, 2019 and 2018, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 143,987 and 143,614 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include performance incentives of $16.0 million, $19.9 million, and $12.2 million in 2019, 2018 and 2017, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' position. Cash performance incentive awards for a year are primarily paid in the first quarter of the following year.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 8,169, 6,840, and 8,063 shares in the open market during 2019, 2018 and 2017, respectively.

10.    Income Taxes

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

The Company recognized a tax benefit amount of $34 million to reflect the estimated impact of the Act, which is included as a component of income tax expense in 2017.  No material changes to this estimate were recognized in 2019 or 2018.  The 2017 tax benefit is the result of remeasuring certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, generally 21 percent.

Other

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2019	2018
Depreciation	$142,459	$115,775
Leases	26,091	—
Other	3,076	2,977

Gross deferred tax liabilities	171,626	118,752
Allowance for doubtful accounts	(926)	(995)
Equity-based compensation	(3,562)	(3,444)
Employee benefits	(5,451)	(6,139)
Leases	(26,082)	—
Claims and insurance	(18,119)	(17,176)
Other	(5,931)	(4,105)

Gross deferred tax assets	(60,071)	(31,859)

Net deferred tax liability	$111,555	$86,893

The Company has determined that a valuation allowance was not necessary at December 31, 2019 or 2018 for substantially all deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences or future taxable income.

The income tax provision (benefit) for continuing operations consists of the following (in thousands):

	2019	2018	2017
Current:
U.S. federal	$5,095	$1,650	$17,637
State	3,176	1,732	1,761

Total current income tax provision	8,271	3,382	19,398

Deferred:
U.S. federal	24,137	27,114	(21,221)
State	525	356	445

Total deferred income tax provision	24,662	27,470	(20,776)

Total income tax provision	$32,933	$30,852	$(1,378)

A reconciliation between income taxes at the federal statutory rate (21 or 35 percent) and the effective income tax provision is as follows (in thousands):

	2019	2018	2017
Provision at federal statutory rate	$30,797	$28,525	$31,422
State income taxes, net	5,106	4,468	2,545
Tax Cuts and Jobs Act benefit	—	—	(33,910)
Tax credits	(2,249)	(1,659)	(190)
Other, net	(721)	(482)	(1,245)

Total provision	$32,933	$30,852	$(1,378)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2016 - 2019 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2010-2019 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2006 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2019	2018
Gross unrecognized tax benefits at beginning of year	$869	$1,093
Gross increases (decreases) in tax positions for prior years	45	(341)
Gross increases in tax positions for current year	256	319
Settlements	—	—
Lapse of statute of limitations	(213)	(202)

Gross unrecognized tax benefits at end of year	$957	$869

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2019, 2018 and 2017, the Company did not record any interest related to unrecognized tax benefits. The Company had approximately $0.1 million and $0.1 million of accrued interest and penalties at December 31, 2019 and 2018, respectively. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $1.0 million and $0.9 million as of December 31, 2019 and 2018, respectively. The Company paid cash for income taxes of $15.0 million, $1.9 million, and $17.0 million in 2019, 2018 and 2017, respectively.

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

In December 2019, US federal tax law changes were enacted that reinstated the tax credits for alternative fuel usage for 2018 and 2019.  The Company recognized the tax credits of approximately $2.0 million in 2019.

11.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2019	March 31	June 30	September 30	December 31
Operating revenue	$410,584	$464,195	$468,891	$443,065
Operating income	28,631	51,166	45,359	27,430
Net income	22,259	37,073	32,968	21,419

Basic earnings per share	$0.86	$1.43	$1.27	$0.82

Diluted earnings per share	$0.85	$1.40	$1.25	$0.81

Three months ended, 2018	March 31	June 30	September 30	December 31
Operating revenue	$392,805	$428,732	$425,562	$406,750
Operating income	27,579	41,565	38,697	33,336
Net income	21,125	30,281	28,195	25,380

Basic earnings per share	$0.82	$1.18	$1.09	$0.98

Diluted earnings per share	$0.80	$1.15	$1.07	$0.97

12.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2019, 2018 and 2017

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2019:
Deducted from asset account – Allowance for uncollectible accounts	$4,028	$2,804	$—	$(3,090)	$3,742
Year ended December 31, 2018:
Deducted from asset account – Allowance for uncollectible accounts	3,991	1,978	—	(1,941)	4,028
Year ended December 31, 2017:
Deducted from asset account – Allowance for uncollectible accounts	3,222	2,634	—	(1,865)	3,991

(1)	Primarily uncollectible accounts written off — net of recoveries.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

During the fourth quarter of 2019 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019, which report appears on page 41 of this Form 10-K.

Richard D. O’Dell	Chief Executive Officer
Douglas L. Col	Vice President and Chief Financial Officer

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 28, 2020, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Executive Officers” pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) of Form 10-K.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 28, 2020, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2019

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	212,160	$51.62	1,507,872	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	212,160	$51.62	1,507,872

(1)	See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 28, 2020, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 28, 2020, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 28, 2020, and is incorporated herein by reference.

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

4.1	Description of Securities of the Registrant.

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

10.3	Form of Executive Severance Agreement (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

10.4.1

Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of November 20, 2002 (incorporated herein by reference to Exhibit 10.5 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

10.4.2

Amendment to Employment Agreement between Saia, Inc. and Herbert A. Trucksess, III dated as of December 4, 2003 (incorporated herein by reference to Exhibit 10.11 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

10.4.3

Modification of Employment Agreement dated November 20, 2002, as amended, between Saia, Inc. and Herbert A. Trucksess, III dated as of December 7, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.4.4

Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Herbert A. Trucksess, III (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

10.5.1

Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*

10.5.2

Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

10.5.3

Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).*

Exhibit Number	Description of Exhibit
10.6.1

Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0- 49983) filed on October 30, 2006).*

10.6.2

Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

10.7	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.8.1	Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.29 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*

10.8.2

Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.30 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2007).*

10.8.3

Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2008).*

10.8.4	Amendment to the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 2, 2011).*

10.9

Form of Performance Unit Award Agreement under the Saia, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.18 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2009).*

10.10

Restricted Stock Agreement dated February 1, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2008).*

10.11

Form of Employee Nonqualified Stock Option Agreement under the SCS Transportation, Inc. Amended and Restated 2003 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia Inc.’s Form 8-K (File No. 0-49983) filed on January 31, 2006).*

10.12

SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

10.13	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.14

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.15

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

Exhibit Number	Description of Exhibit
10.19

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Frederick J. Holzgrefe, III (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.3 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.20	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.21

Severance Agreement, dated as of February 3, 2015, between Saia, Inc., and Frederick J. Holzgrefe, III (incorporated herein by reference to Exhibit 10.5 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.22

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.23 of Saia's Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.23

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.24 of Saia's Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.24	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan.*

10.25	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Richard D. O’Dell.*

10.26	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Frederick J. Holzgrefe, III.*

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Saia’s Form 8-K (File No. 0-49983) filed on August 1, 2017).

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018, (ii) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 25, 2020	By:	/s/ Douglas L. Col
Douglas L. Col Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. O’Dell	Chief Executive Officer and Director, Saia, Inc. (Principal Executive Officer)	February 25, 2020
Richard D. O’Dell

/s/ Douglas L. Col	Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 25, 2020
Douglas L. Col

/s/ Frederick J. Holzgrefe, III	President, Chief Operating Officer and Director, Saia, Inc.	February 25, 2020
Frederick J. Holzgrefe, III

/s/ Stephanie R. Maschmeier	Chief Accounting Officer, Saia, Inc.	February 25, 2020
Stephanie R. Maschmeier	(Principal Accounting Officer)

/s/ Herbert A. Trucksess, III	Chairman, Saia, Inc.	February 25, 2020
Herbert A. Trucksess, III

/s/ Di-Ann Eisnor	Director	February 25, 2020
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 25, 2020
Donna E. Epps

/s/ William F. Evans	Director	February 25, 2020
William F. Evans

/s/ John P. Gainor, Jr.	Director	February 25, 2020
John P. Gainor, Jr.

/s/ John J. Holland	Director	February 25, 2020
John J. Holland

/s/ Randolph W. Melville	Director	February 25, 2020
Randolph W. Melville

/s/ Bjorn E. Olsson	Director	February 25, 2020
Bjorn E. Olsson

/s/ Jeffrey C. Ward	Director	February 25, 2020
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 25, 2020
Susan F. Ward