Form 10-Q
period 2020-03-31
SAIA INC
filed 2020-04-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

There were 26,072,708 shares of Common Stock outstanding at April 30, 2020.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2020	December 31, 2019
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$46,909	$248
Accounts receivable, net	210,894	196,119
Income tax receivable	6,542	8,288
Prepaid expenses and other	41,563	27,724
Total current assets	305,908	232,379
Property and Equipment, at cost	1,834,768	1,739,222
Less: accumulated depreciation	712,882	686,623
Net property and equipment	1,121,886	1,052,599
Operating Lease Right-of-Use Assets	122,652	103,890
Goodwill and Identifiable Intangibles, net	21,193	21,484
Other Noncurrent Assets	5,620	5,341
Total assets	$1,577,259	$1,415,693
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$91,395	$83,621
Wages, vacation and employees’ benefits	46,678	49,668
Claims and insurance accruals	37,696	36,888
Other current liabilities	35,024	32,644
Current portion of long-term debt	19,565	19,405
Current portion of operating lease liability	18,689	19,020
Total current liabilities	249,047	241,246
Other Liabilities:
Long-term debt, less current portion	216,202	117,025
Operating lease liability, less current portion	105,282	86,239
Deferred income taxes	118,624	111,555
Claims, insurance and other	44,717	44,402
Total other liabilities	484,825	359,221
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,063,348 and 25,936,532 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	26	26
Additional paid-in-capital	262,008	260,871
Deferred compensation trust, 156,897 and 143,987 shares of common stock at cost at March 31, 2020 and December 31, 2019, respectively	(4,958)	(3,871)
Retained earnings	586,311	558,200
Total stockholders’ equity	843,387	815,226
Total liabilities and stockholders’ equity	$1,577,259	$1,415,693

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2020 and 2019

(unaudited)

	First Quarter
	2020	2019
	(in thousands, except per share data)
Operating Revenue	$446,396	$410,584
Operating Expenses:
Salaries, wages and employees' benefits	238,645	220,352
Purchased transportation	30,059	28,418
Fuel, operating expenses and supplies	82,899	83,543
Operating taxes and licenses	14,396	13,202
Claims and insurance	10,421	9,530
Depreciation and amortization	32,590	26,782
Loss (gain) from property disposals, net	(1,390)	126
Total operating expenses	407,620	381,953
Operating Income	38,776	28,631
Nonoperating Expenses (Income):
Interest expense	1,402	1,383
Other, net	547	(334)
Nonoperating expenses, net	1,949	1,049
Income Before Income Taxes	36,827	27,582
Income Tax Provision	8,716	5,323
Net Income	$28,111	$22,259

Weighted average common shares outstanding – basic	26,070	25,873
Weighted average common shares outstanding – diluted	26,492	26,322

Basic Earnings Per Share	$1.08	$0.86
Diluted Earnings Per Share	$1.06	$0.85

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2020 and 2019

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2019	25,936,532	$26	$260,871	$(3,871)	$558,200	$815,226
Stock compensation, including options and long-term incentives	—	—	1,317	—	—	1,317
Director deferred share activity	—	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	69,640	—	2,137	—	—	2,137
Shares issued for long-term incentive awards, net of shares withheld for taxes	57,176	—	(3,404)	—	—	(3,404)
Purchase of shares by Deferred Compensation Trust	—	—	1,146	(1,146)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(59)	59	—	—
Net income	—	—	—	—	28,111	28,111

BALANCE at March 31, 2020	26,063,348	$26	$262,008	$(4,958)	$586,311	$843,387

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864
Stock compensation, including options and long-term incentives	—	—	998	—	—	998
Director deferred share activity	45,075	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	68,169	—	1,798	—	—	1,798
Shares issued for long-term incentive awards, net of shares withheld for taxes	83,281	—	(3,268)	—	—	(3,268)
Purchase of shares by Deferred Compensation Trust	—	—	309	(458)	—	(149)
Sale of shares by Deferred Compensation Trust	—	—	—	148	—	148
Net income	—	—	—	—	22,259	22,259
BALANCE at March 31, 2019	25,890,176	$26	$254,575	$(3,691)	$466,740	$717,650

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(unaudited)

	First Quarter
	2020	2019
	(in thousands)
Operating Activities:
Net income	$28,111	$22,259
Noncash items included in net income:
Depreciation and amortization	32,590	26,782
Deferred income taxes	7,069	5,315
Other, net	2,129	2,761
Changes in operating assets and liabilities, net	(18,632)	(26,717)
Net cash provided by operating activities	51,267	30,400
Investing Activities:
Acquisition of property and equipment	(107,591)	(56,741)
Proceeds from disposal of property and equipment	4,915	275
Net cash used in investing activities	(102,676)	(56,466)
Financing Activities:
Repayment of revolving credit agreement	(86,734)	(55,780)
Borrowing of revolving credit agreement	190,874	86,388
Proceeds from stock option exercises	2,137	1,798
Shares withheld for taxes	(3,404)	(3,268)
Debt issuance costs	—	(646)
Repayment of finance leases	(4,803)	(4,589)
Net cash provided by financing activities	98,070	23,903
Net Increase (Decrease) in Cash and Cash Equivalents	46,661	(2,163)
Cash and cash equivalents, beginning of period	248	2,194
Cash and cash equivalents, end of period	$46,909	$31

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2020.

Business

The Company provides regional and interregional less-than-truckload (LTL) services through a single integrated organization.  While more than 97 percent of its revenue has been derived from transporting LTL shipments across 44 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.  The Company’s customer base is diversified across numerous industries.

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

The average transit time to complete a shipment is between 1 to 5 days.  Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is recognized on actual transit status in each reporting period.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.4 million reduction in insurance premium expense in the first quarter of 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period.  In addition, commencing on August 30, 2021, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at March 31, 2020.

Accounting Pronouncements Adopted in 2020

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard became effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020 and upon adoption this standard did not have a material impact ($0.3 million increase in reserve) on its consolidated financial statements or related disclosures.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2020	2019
Numerator:
Net income	$28,111	$22,259
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,070	25,873
Effect of dilutive stock options	96	125
Effect of other common stock equivalents	326	324
Denominator for diluted earnings per share–adjusted weighted average common shares	26,492	26,322

Basic Earnings Per Share	$1.08	$0.86

Diluted Earnings Per Share	$1.06	$0.85

For the quarter ended March 31, 2020, options and restricted stock for 69,211 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended March 31, 2019, options and restricted stock for 127,642 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at March 31, 2020.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2020 and December 31, 2019, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2020 and December 31, 2019 was $236.0 million and $136.5 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $235.8 million and $136.4 million at March 31, 2020 and December 31, 2019, respectively.

(5) Debt and Financing Arrangements

At March 31, 2020 and December 31, 2019, debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Credit Agreement with Banks, described below	$150,069	$45,929
Finance Leases, described below	85,698	90,501
Total debt	235,767	136,430
Less: current portion of long-term debt	19,565	19,405
Long-term debt, less current portion	$216,202	$117,025

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Credit Agreement

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.  The amendment reduced the interest rate pricing.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At March 31, 2020, the Company had borrowings of $150.1 million and outstanding letters of credit of $28.0 million under the Amended Credit Agreement.  At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $85.7 million and $90.5 million as of March 31, 2020 and December 31, 2019, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of March 31, 2020 and December 31, 2019, approximately $108.6 million and $111.5 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at March 31, 2020 and December 31, 2019 were 3.5 percent.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2020	$16,673
2021	22,756
2022	21,020
2023	15,441
2024	160,746
Thereafter	6,338
Total	242,974
Less: Amounts Representing Interest on Finance Leases	7,207
Total	$235,767

(6) COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders recently issued in various states across the country. With this being said, the Company has instituted a variety of actions and policies to help safeguard employees and customers from COVID-19. The Company has been in regular communication with all levels of employees to make sure that there are policies, resources, and infrastructure in place to not only protect employees, but be able to continue the Company’s very important role in supporting the nation’s supply chain.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities and reported amounts of revenue and expenses. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2020 results of operations or financial position. It is possible that these assumptions and estimates may materially change prior to December 31, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company is still evaluating its ability to take advantage of certain provisions of the CARES Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2019 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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
•

widespread outbreak of an illness or any other communicable disease, including the COVID-19 pandemic, or any other public health crisis, or business disruptions that may arise from the COVID-19 pandemic in the future;

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
•

cost and availability of insurance coverage, including the possibility the Company may be required to pay additional premiums, may be required to assume additional liability under its auto policy or be unable to obtain coverage;

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

These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy.  The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to expand our service geography into the Northeastern United States. While the Company’s business is labor intensive, capital intensive and service sensitive, management continues to look for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Additionally, pricing initiatives have had a positive impact on yield and profitability and the Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is improving customer experience, operational efficiencies and Company image.

COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders recently issued in various states across the country.  Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting a variety of actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting where possible. Through the date of this filing, as a result of these efforts, the Company has not experienced significant disruptions in the Company’s LTL network operations.

We are experiencing, and expect to continue experiencing, lower demand for our transportation services and increased costs and other challenges related to COVID-19 that adversely affects our business. We believe we have significant liquidity on hand to continue business operations during this volatile period. As discussed in the Financial Condition section, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2020.

Although there have been logistical and other challenges to date, there was no material adverse impact on the Company’s first quarter 2020 results of operations. The Company began to see the impacts of COVID-19 on customer demand in late March and continues to see declines in the second quarter of 2020. The situation surrounding COVID-19 remains fluid and we believe the adverse impact on the Company increases the longer the virus affects the level of economic activity in the United States. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial condition, results of operations, liquidity and cash flows. See Part II, Item 1A - “Risk Factors” for further discussion concerning COVID-19.

First Quarter Overview

The Company’s operating revenue increased by 8.7 percent in the first quarter of 2020 compared to the same period in 2019.  The increase resulted primarily from pricing actions and increased shipments and tonnage.

Consolidated operating income was $38.8 million for the first quarter of 2020 compared to $28.6 million for the first quarter of 2019.  In the first quarter of 2020, LTL shipments were up 2.3 percent per workday and LTL tonnage was up 4.0 percent per workday versus the prior year quarter.  Diluted earnings per share were $1.06 in the first quarter of 2020, compared to diluted earnings per share of $0.85 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 91.3 percent in the first quarter of 2020 compared to 93.0 percent in the first quarter of 2019.

The Company generated $51.3 million in net cash provided by operating activities in the first three months of 2020 compared with $30.4 million in the same period last year.  The increase is primarily due to an increase in operating income and change in working capital.  The Company’s net cash used in investing activities was $102.7 million during the first three months of 2020 compared to $56.5 million in the first three months of 2019, primarily as a result of the timing of capital expenditures for revenue equipment and real estate in the first three months of 2020.  The Company’s net cash provided by financing activities was $98.1 million in the first three months of 2020 compared to $23.9 million cash provided by financing activities during the same period last year. This change was primarily due to increased usage of the revolving credit facility to fund capital expenditures and management’s decision to maintain an increased cash position due to the COVID-19 pandemic.  The Company had $150.1 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $29.8 million and a cash and cash equivalents balance of $46.9 million at March 31, 2020.  The Company also had $85.7 million in obligations under finance leases at March 31, 2020.  At March 31, 2020, the Company had $121.9 million in availability under the revolving credit facility, subject to the Company’s satisfaction of existing debt covenants.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at March 31, 2020.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While historically more than 97 percent of its revenue has been derived from transporting LTL shipments across 44 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2020 and 2019

(unaudited)

			Percent
			Variance
	2020	2019	'20 v. '19
	(in thousands, except ratios, workdays and revenue per hundredweight)
Operating Revenue	$446,396	$410,584	8.7%
Operating Expenses:
Salaries, wages and employees’ benefits	238,645	220,352	8.3
Purchased transportation	30,059	28,418	5.8
Depreciation and amortization	32,590	26,782	21.7
Fuel and other operating expenses	106,326	106,401	(0.1)
Operating Income	38,776	28,631	35.4
Operating Ratio	91.3%	93.0%	1.8
Nonoperating Expense	1,949	1,049	85.8

Working Capital (as of March 31, 2020 and 2019)	56,861	29,621
Cash Flows provided by Operating Activities (year to date)	51,267	30,400
Net Acquisitions of Property and Equipment (year to date)	102,676	56,466

Saia Motor Freight Operating Statistics:
Workdays	64	63	1.6
LTL Tonnage	1,203	1,139	5.7
LTL Shipments	1,809	1,741	3.9
LTL Revenue per hundredweight	$18.16	$17.61	3.1

Quarter March 31, 2020 compared to quarter March 31, 2019

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2020 increased 8.7 percent to $446.4 million primarily as a result of increased shipments, tonnage and pricing actions in the first quarter of 2020, partially offset by a quick and meaningful downturn in business volumes across our network in late March due to the impact of COVID-19.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 3.1 percent to $18.16 per hundredweight for the first quarter of 2020 as a result of increased rates and changes in business mix.  For the first quarter of 2020, Saia’s LTL tonnage increased 4.0 percent per workday to 1.2 million tons, and LTL shipments increased 2.3 percent per workday to 1.8 million shipments.  For the first quarter of 2020, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on February 3, 2020 and February 18, 2019, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 12.8 percent for the quarter ended March 31, 2020 compared to 12.9 percent for the quarter ended March 31, 2019, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $38.8 million in the first quarter of 2020 compared to $28.6 million in the prior year quarter.  Overall, the operations were favorably impacted in the first quarter of 2020 by pricing actions and higher shipments and tonnage, which were offset by salary and wage increases, increased depreciation expense and other expense impacts caused by the COVID-19 pandemic outbreak towards the end of the quarter.  The first quarter of 2020 operating ratio (operating expenses divided by operating revenue) was 91.3 percent compared to 93.0 percent for the same period in 2019.

Salaries, wages and benefits increased $18.3 million in the first quarter of 2020 compared to the first quarter of 2019 largely due to higher wages associated with increased headcount in the first quarter of 2020, a wage increase in July 2019 and higher healthcare benefit costs.  Fuel, operating expenses and supplies decreased $0.6 million in the first quarter of 2020 compared to the prior year quarter largely due to decreases in fuel expense during the quarter, partially offset by an increase in building rent expense compared to the first quarter of 2019.  During the first quarter of 2020, claims and insurance expense was $0.9 million higher than the first quarter of 2019 primarily due to increased severity of claims and cost of insurance partially offset by the benefit from the commutation of the bodily injury and property damage liability policy. Purchased transportation increased $1.6 million in the first quarter of 2020 compared to the first quarter of 2019 primarily due to shipment increases during the first quarter of 2020.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the first quarter of 2020 was slightly higher than the first quarter of 2019 due to increased average borrowings in the first quarter of 2020.

The effective tax rate was 23.7 percent and 19.3 percent for the quarters ended March 31, 2020 and 2019, respectively.  The increase in the first quarter tax rate in 2020 is primarily a result of decreased excess tax benefits related to stock activity and the relatively greater impact of non-temporary differences when earnings are lower in the remainder of 2020.

Net income was $28.1 million, or $1.06 per diluted share, in the first quarter of 2020 compared to net income of $22.3 million, or $0.85 per diluted share, in the first quarter of 2019.

Working capital/capital expenditures

Working capital at March 31, 2020 was $56.9 million, which increased from working capital at March 31, 2019 of $29.6 million.

Current assets at March 31, 2020 increased by $64.8 million as compared to March 31, 2019 and includes an increase in accounts receivable of $8.8 million, and an increase of cash and cash equivalents of $46.9 million.  Current liabilities increased by $37.6 million at March 31, 2020 compared to March 31, 2019 largely due to an increase in accounts payable.  Cash flows provided by operating activities were $51.3 million for the three months ended March 31, 2020 versus $30.4 million for the three months ended March 31, 2019.  The increase is primarily due to an increase in operating income and change in working capital.  For the three months ended March 31, 2020, net cash used in investing activities was $102.7 million versus $56.5 million in the same period last year, a $46.2 million increase.  This increase resulted primarily from acquisition of revenue equipment, technology and real estate.  The Company currently plans net capital expenditures in 2020 will be less than the $250 million previously planned as a result of management continuing to evaluate the impact of COVID-19.  For the three months ended March 31, 2020, net cash provided by financing activities was $98.1 million compared to $23.9 million cash provided by financing activities during the same period last year, as a result of additional borrowings under the revolving credit agreement to fund capital expenditures and Management’s decision to maintain an increased cash position due to the COVID-19 pandemic.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to increase yield, reduce costs and improve productivity while also focusing on providing top quality service and improving safety performance.  On February 3, 2020, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue.

The Company anticipates there will be no salary or wage increases in 2020. Effective in April 2020, the Company has temporarily suspended its 401(k) match, temporarily suspended its annual incentive programs and temporarily furloughed certain employees in response to COVID-19’s impact on the Company’s operations. On April 1st we offered all hourly full-time workers an additional five days of paid time off and offered one additional paid day off for our part-time workers in light of COVID-19.  This action was an effort to provide employees time off for health issues or those of family and friends.  We believe this action will result in approximately $10 million of additional benefit costs over the remainder of the year. Effective July 2019, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $32 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company continues to build market share, including through its geographic expansion, it expects numerous operating leverage cost benefits. Conversely, throughout the duration of the COVID-19 pandemic and the period of economic disruption, the Company plans to match resources and capacity to shifting volume levels to lessen any unfavorable operating leverage. Additionally, the Company’s renewal of insurance policies effective March 1, 2020 resulted in $6.2 million of anticipated cost increases for 2020 compared to 2019. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography into the Northeastern United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

Credit Agreement

On February 5, 2019, the Company entered into the Sixth Amended and Restated Credit Agreement with its banking group (as amended, the Amended Credit Agreement).  The amendment increased the amount of the revolver from $250 million to $300 million and extended the term until February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.  The amendment reduced the interest rate pricing grid compared to the prior agreement.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At March 31, 2020, the Company had borrowings of $150.1 million and outstanding letters of credit of $28.0 million under the Amended Credit Agreement.  At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $85.7 million and $90.5 million as of March 31, 2020 and December 31, 2019, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at March 31, 2020 and December 31, 2019 were 3.5 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $272.9 million for the year ended December 31, 2019, while net cash used in investing activities was $281.0 million.  Cash flows provided by operating activities were $51.3 million for the three months ended March 31, 2020, $20.9 million higher than the first three months of the prior year. The increase is primarily due to an increase in operating income and deferral of income taxes.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At March 31, 2020, the Company had $121.9 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at March 31, 2020.

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.4 million reduction in insurance premium expense in the first quarter of 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period.  In addition, commencing on August 30, 2021 the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period. Based on claims experience since inception of the policy, no such additional premium was accrued at March 31, 2020.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2020 are expected to be less than the $250 million previously planned as a result of management continuing to evaluate the impact of COVID-19. This would represent a decrease from 2019 net capital expenditures of $287 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2020 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $102.7 million in the first three months of 2020. Approximately $61.1 million of the 2020 remaining capital budget was committed as of March 31, 2020.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $6.1 million for the remainder of 2020 and decreasing for each year thereafter based on borrowings and commitments outstanding at March 31, 2020.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2020 (in millions):

	Payments due by year
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$150.1	$—	$150.1
Leases:
Finance Leases (1)	16.7	22.8	21.0	15.4	10.7	6.3	92.9
Operating leases	18.7	25.7	22.7	19.2	16.1	48.8	151.2
Purchase obligations (2)	61.7	—	—	—	—	—	61.7
Total contractual obligations	$97.1	$48.5	$43.7	$34.6	$176.9	$55.1	$455.9

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $61.1 million for capital expenditures.

	Amount of commitment expiration by year
	2020	2021	2022	2023	2024	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$121.9	$—	$121.9
Letters of credit	29.8	—	—	—	—	—	29.8
Surety bonds	7.3	50.6	—	—	—	—	57.9
Total commercial commitments	$37.1	$50.6	$—	$—	$121.9	$—	$209.6

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.0 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of March 31, 2020.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At March 31, 2020, the Company has $81.4 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2019, the Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The liabilities for self-funded retention are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

These accounting policies and others are described in further detail in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2020.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2020
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt	$14.6	$20.6	$19.5	$14.5	$10.2	$6.3	$85.7	$85.9
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable rate debt	$—	$—	$—	$—	$150.1	$—	$150.1	$150.1
Average interest rate	—	—	—	—	2.3%	—

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

Item 1A. Risk Factors —Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Other than the risk factor set forth below, there have been no other material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The global COVID-19 pandemic is having an adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in businesses and industries that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial condition, results of operations, liquidity and cash flows.

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations, financial performance and financial condition depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, quarantines, shelter in place orders and workforce pressures); pricing pressures brought about by actions of competitors; the impact of the pandemic and actions taken in response on global, national and regional economies, travel, and economic activity; general economic uncertainty in key global, national and regional markets and financial market volatility; global economic conditions and levels of economic activity, including the risk of a recession or economic downturn; and the timing and pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•

Operations-related risks: We are facing increased operational challenges and have incurred higher operating expenses from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people and goods, both at our own facilities and at those of our customers and suppliers. We are also experiencing, and expect to continue experiencing, lower demand for our transportation services, increased costs, customer requests for potential payment deferrals, supply chain disruptions and delays and other challenges related directly and indirectly to the COVID-19 pandemic that adversely impact our business. We believe the longer the period of economic and global supply chain disruption continues, the more the adverse impact will be on our business operations, financial performance, financial condition and results of operations.

•

Liquidity- and funding-related risks: While we have sources of cash and liquidity and access to a committed credit line, a prolonged period of generating lower cash from operations could adversely affect our financial condition, including as a result of a failure to satisfy financial covenants contained in our credit agreements. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.

As the COVID-19 pandemic continues to adversely affect our operating and financial results, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors regarding “General Economic Conditions,” “Highly Competitive Industry,” “Significant Ongoing Cash Requirements,” “Credit and Debt Agreements,” “Disruptions in Credit Markets,” “Creditworthiness of Our Customers” and “Market Value of Our Common Stock.” Further, the COVID-19 pandemic may also affect our operating and financial results and financial condition in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2020 through
January 31, 2020	—	(2)	$—	(2)	—	$—
February 1, 2020 through
February 29, 2020	1,700	(3)	$96.82	(3)	—	—
March 1, 2020 through
March 31, 2020	13,100	(4)	$74.96	(4)	—	—
Total	14,800				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2020 through January 31, 2020.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2020 through February 29, 2020.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,890 shares of Saia stock at an average price of $74.53 during the period of March 1, 2020 through March 31, 2020.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 30, 2020	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer