Form 10-Q
period 2020-06-30
SAIA INC
filed 2020-07-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

There were 26,148,831 shares of Common Stock outstanding at July 29, 2020.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2020	December 31, 2019
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$29,280	$248
Accounts receivable, net	205,131	196,119
Income tax receivable	1,150	8,288
Prepaid expenses and other	34,082	27,724
Total current assets	269,643	232,379
Property and Equipment, at cost	1,862,048	1,739,222
Less: accumulated depreciation	743,345	686,623
Net property and equipment	1,118,703	1,052,599
Operating Lease Right-of-Use Assets	122,401	103,890
Goodwill and Identifiable Intangibles, net	20,902	21,484
Other Noncurrent Assets	6,551	5,341
Total assets	$1,538,200	$1,415,693
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$81,516	$83,621
Wages, vacation and employees’ benefits	55,355	49,668
Claims and insurance accruals	39,627	36,888
Other current liabilities	32,953	32,644
Current portion of long-term debt	19,727	19,405
Current portion of operating lease liability	18,916	19,020
Total current liabilities	248,094	241,246
Other Liabilities:
Long-term debt, less current portion	141,112	117,025
Operating lease liability, less current portion	104,958	86,239
Deferred income taxes	119,125	111,555
Claims, insurance and other	49,821	44,402
Total other liabilities	415,016	359,221
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,148,831 and 25,936,532 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	26	26
Additional paid-in-capital	265,264	260,871
Deferred compensation trust, 154,977 and 143,987 shares of common stock at cost at June 30, 2020 and December 31, 2019, respectively	(4,965)	(3,871)
Retained earnings	614,765	558,200
Total stockholders’ equity	875,090	815,226
Total liabilities and stockholders’ equity	$1,538,200	$1,415,693

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2020 and 2019

(unaudited)

	Second Quarter		Six Months
	2020	2019	2020	2019
	(in thousands, except per share data)
Operating Revenue	$418,114	$464,195	$864,510	$874,779
Operating Expenses:
Salaries, wages and employees' benefits	224,277	237,689	462,922	458,041
Purchased transportation	26,406	34,154	56,465	62,572
Fuel, operating expenses and supplies	65,902	85,328	148,801	168,871
Operating taxes and licenses	13,743	13,529	28,139	26,731
Claims and insurance	18,293	13,156	28,714	22,686
Depreciation and amortization	33,664	29,143	66,254	55,925
Loss (gain) from property disposals, net	148	30	(1,242)	156
Total operating expenses	382,433	413,029	790,053	794,982
Operating Income	35,681	51,166	74,457	79,797
Nonoperating Expenses (Income):
Interest expense	1,594	1,903	2,996	3,286
Other, net	(751)	(140)	(204)	(474)
Nonoperating expenses, net	843	1,763	2,792	2,812
Income Before Income Taxes	34,838	49,403	71,665	76,985
Income Tax Provision	6,384	12,330	15,100	17,653
Net Income	$28,454	$37,073	$56,565	$59,332

Weighted average common shares outstanding – basic	26,134	25,958	26,102	25,915
Weighted average common shares outstanding – diluted	26,569	26,406	26,543	26,373

Basic Earnings Per Share	$1.09	$1.43	$2.17	$2.29
Diluted Earnings Per Share	$1.07	$1.40	$2.13	$2.25

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and six months ended June 30, 2020 and 2019

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2019	25,936,532	$26	$260,871	$(3,871)	$558,200	$815,226
Stock compensation, including options and long-term incentives	—	—	1,317	—	—	1,317
Director deferred share activity	—	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	69,640	—	2,137	—	—	2,137
Shares issued for long-term incentive awards, net of shares withheld for taxes	57,176	—	(3,404)	—	—	(3,404)
Purchase of shares by Deferred Compensation Trust	—	—	1,146	(1,146)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(59)	59	—	—
Net income	—	—	—	—	28,111	28,111

BALANCE at March 31, 2020	26,063,348	$26	$262,008	$(4,958)	$586,311	$843,387

Stock compensation, including options and long-term incentives	—	—	1,640	—	—	1,640
Director deferred share activity	71,681	—	1,230	—	—	1,230
Exercise of stock options less shares withheld for taxes	12,800	—	454	—	—	454
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,002	—	(75)	—	—	(75)
Purchase of shares by Deferred Compensation Trust	—	—	128	(128)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(121)	121	—	—
Net income	—	—	—	—	28,454	28,454
BALANCE at June 30, 2020	26,148,831	$26	$265,264	$(4,965)	$614,765	$875,090

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864
Stock compensation, including options and long-term incentives	—	—	998	—	—	998
Director deferred share activity	45,075	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	68,169	—	1,798	—	—	1,798
Shares issued for long-term incentive awards, net of shares withheld for taxes	83,281	—	(3,268)	—	—	(3,268)
Purchase of shares by Deferred Compensation Trust	—	—	309	(458)	—	(149)
Sale of shares by Deferred Compensation Trust	—	—	—	148	—	148
Net income	—	—	—	—	22,259	22,259
BALANCE at March 31, 2019	25,890,176	$26	$254,575	$(3,691)	$466,740	$717,650
Stock compensation, including options and long-term incentives	—	—	1,342	—	—	1,342
Director deferred share activity	4,155	—	1,117	—	—	1,117
Exercise of stock options less shares withheld for taxes	10,832	—	356	—	—	356
Shares issued for long-term incentive awards, net of shares withheld for taxes	501	—	(36)	—	—	(36)
Purchase of shares by Deferred Compensation Trust	—	—	229	(229)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	37,073	37,073
BALANCE at June 30, 2019	25,905,664	$26	$257,583	$(3,920)	$503,813	$757,502

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(unaudited)

	Six Months
	2020	2019
	(in thousands)
Operating Activities:
Net income	$56,565	$59,332
Noncash items included in net income:
Depreciation and amortization	66,254	55,925
Deferred income taxes	7,570	—
Other, net	7,239	17,403
Changes in operating assets and liabilities, net	10,605	(19,086)
Net cash provided by operating activities	148,233	113,574
Investing Activities:
Acquisition of property and equipment	(148,865)	(166,434)
Proceeds from disposal of property and equipment	6,143	380
Net cash used in investing activities	(142,722)	(166,054)
Financing Activities:
Repayment of revolving credit agreement	(221,026)	(100,517)
Borrowing of revolving credit agreement	255,097	161,515
Proceeds from stock option exercises	2,591	2,154
Shares withheld for taxes	(3,479)	(3,304)
Debt issuance costs	—	(23)
Repayment of finance leases	(9,662)	(9,036)
Net cash provided by financing activities	23,521	50,789
Net Increase (Decrease) in Cash and Cash Equivalents	29,032	(1,691)
Cash and cash equivalents, beginning of period	248	2,194
Cash and cash equivalents, end of period	$29,280	$503

Non Cash Investing Activities
Equipment financed with finance leases	$—	$5,058

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2020.

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

The average transit time to complete a shipment is from 1 to 5 days.  Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is recognized on actual transit status in each reporting period.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.4 million reduction in insurance premium expense in the second quarter of 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022.  In addition, commencing on August 30, 2021, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims experience since inception of the policy, no such additional premium was accrued at June 30, 2020.

Accounting Pronouncements Adopted in 2020

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard became effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020 and upon adoption this standard did not have a material impact on its consolidated financial statements or related disclosures.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2020	2019	2020	2019
Numerator:
Net income	$28,454	$37,073	$56,565	$59,332
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,134	25,958	26,102	25,915
Effect of dilutive stock options	77	107	87	116
Effect of other common stock equivalents	358	341	354	342
Denominator for diluted earnings per share–adjusted weighted average common shares	26,569	26,406	26,543	26,373

Basic Earnings Per Share	$1.09	$1.43	$2.17	$2.29

Diluted Earnings Per Share	$1.07	$1.40	$2.13	$2.25

For the quarter and six months ended June 30, 2020, options and restricted stock for 48,840 and 65,053 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2019, options and restricted stock for 113,251 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at June 30, 2020.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2020 and December 31, 2019, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2020 and December 31, 2019 was $161.1 million and $136.5 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $160.8 million and $136.4 million at June 30, 2020 and December 31, 2019, respectively.

(5) Debt and Financing Arrangements

At June 30, 2020 and December 31, 2019, debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Credit Agreement with Banks, described below	$80,000	$45,929
Finance Leases, described below	80,839	90,501
Total debt	160,839	136,430
Less: current portion of long-term debt	19,727	19,405
Long-term debt, less current portion	$141,112	$117,025

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

At June 30, 2020, the Company had borrowings of $80.0 million and outstanding letters of credit of $28.0 million under the Amended Credit Agreement.  At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $80.8 million and $90.5 million as of June 30, 2020 and December 31, 2019, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of June 30, 2020 and December 31, 2019, approximately $105.7 million and $111.5 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at June 30, 2020 and December 31, 2019 were 3.5 percent.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2020	$11,115
2021	22,755
2022	21,019
2023	15,441
2024	90,677
Thereafter	6,313
Total	167,320
Less: Amounts Representing Interest on Finance Leases	6,481
Total	$160,839

(6) COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country. With this being said, the Company has instituted a variety of actions and policies to help safeguard employees and customers from COVID-19. The Company has been in regular communication with all levels of employees to make sure that there are policies, resources, and infrastructure in place to not only protect employees, but be able to continue the Company’s very important role in supporting the nation’s supply chain.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities. The Company has considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s second quarter 2020 financial position. It is possible that these assumptions and estimates may materially change prior to December 31, 2020.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. The Company does not believe it will be able to take advantage of the provisions of the CARES Act.

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
•

the effect of governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, the Food and Drug Administration, compliance with legislation requiring companies to evaluate their internal control over financial reporting, Homeland Security, environmental regulations, tax law changes and changes to international trade agreements and tariffs;

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

COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country.  Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting a variety of actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting where possible. Through the date of this filing, as a result of these efforts, the Company has not experienced significant disruptions in the Company’s LTL network operations.

Beginning in the latter part of the first quarter of 2020, we experienced lower demand for our transportation services along with increased costs and other challenges related to COVID-19 that has adversely affected our business. We believe we have significant liquidity available to continue business operations during this volatile period. As discussed in the Financial Condition section, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at June 30, 2020.

The Company began to see the impacts of COVID-19 on customer demand in late March and continued to see declines during the second quarter of 2020. The situation surrounding COVID-19 remains fluid and we believe the adverse impact on the Company increases the longer the virus affects the level of economic activity in the United States. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial condition, results of operations, liquidity and cash flows. See Part II, Item 1A - “Risk Factors” for further discussion concerning COVID-19.

Second Quarter Overview

The Company’s operating revenue decreased by 9.9 percent in the second quarter of 2020 compared to the same period in 2019.  The decrease resulted primarily from decreases in shipments and tonnage due to the economic impact of COVID-19.

Consolidated operating income was $35.7 million for the second quarter of 2020 compared to $51.2 million for the second quarter of 2019.  In the second quarter of 2020, LTL shipments were down 9.7 percent per workday and LTL tonnage was down 8.9 percent per workday versus the prior year quarter. The decrease in shipments and tonnage was most significant in April with improvements in average shipments per day and monthly revenue in May and June. Diluted earnings per share were $1.07 in the second quarter of 2020, compared to diluted earnings per share of $1.40 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 91.5 percent in the second quarter of 2020 compared to 89.0 percent in the second quarter of 2019.

The Company generated $148.2 million in net cash provided by operating activities in the first six months of 2020 compared with $113.6 million in the same period last year.  The increase is primarily due to a change in working capital compared to the same period last year.  The Company’s net cash used in investing activities was $142.7 million during the first six months of 2020 compared to $166.1 million in the first six months of 2019, primarily as a result of decreased capital expenditures for revenue equipment and real estate in the first six months of 2020.  The Company’s net cash provided by financing activities was $23.5 million in the first six months of 2020 compared to $50.8 million net cash provided by financing activities during the same period last year. This change was primarily due to reduced borrowing (net of repayments) to fund capital expenditures.  The Company had $80.0 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $29.8 million and a cash and cash equivalents balance of $29.3 million at June 30, 2020.  The Company also had $80.8 million in obligations under finance leases at June 30, 2020.  At June 30, 2020, the Company had $192.0 million in availability under the revolving credit facility, subject to the Company’s satisfaction of existing debt covenants.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at June 30, 2020.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2020 and 2019

(unaudited)

			Percent
			Variance
	2020	2019	'20 v. '19
	(in thousands, except ratios, workdays and revenue per hundredweight)
Operating Revenue	$418,114	$464,195	(9.9)%
Operating Expenses:
Salaries, wages and employees’ benefits	224,277	237,689	(5.6)
Purchased transportation	26,406	34,154	(22.7)
Depreciation and amortization	33,664	29,143	15.5
Fuel and other operating expenses	98,086	112,043	(12.5)
Operating Income	35,681	51,166	(30.3)
Operating Ratio	91.5%	89.0%	(2.8)
Nonoperating Expense	843	1,763	(52.2)

Working Capital (as of June 30, 2020 and 2019)	21,549	24,199
Cash Flows provided by Operating Activities (year to date)	148,233	113,574
Net Acquisitions of Property and Equipment (year to date)	142,722	166,054

Saia Motor Freight Operating Statistics:
Workdays	64	64	-
LTL Tonnage	1,142	1,254	(8.9)
LTL Shipments	1,745	1,933	(9.7)
LTL Revenue per hundredweight	$17.95	$18.05	(0.6)

Quarter and six months ended June 30, 2020 compared to quarter and six months ended June 30, 2019

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2020 decreased 9.9 percent to $418.1 million primarily as a result of decreased shipments and tonnage, due to a downturn in business volumes across our network caused by the impact of COVID-19.  Saia’s LTL revenue per hundredweight (a measure of yield) decreased 0.6 percent to $17.95 per hundredweight for the second quarter of 2020 as a result of changes in business mix, in addition to a 27.6 percent decrease in fuel surcharge revenue due to lower fuel prices.  For the second quarter of 2020, Saia’s LTL tonnage decreased 8.9 percent per workday to 1.1 million tons, and LTL shipments decreased 9.7 percent per workday to 1.7 million shipments.  For the second quarter of 2020, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on February 3, 2020, Saia implemented a 5.9 percent general rate increase.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 10.6 percent for the quarter ended June 30, 2020 compared to 13.2 percent for the quarter ended June 30, 2019, as a result of decreases in the cost of fuel.

For the six months ended June 30, 2020, operating revenues were $864.5 million, down 1.2 percent from $874.8 million for the six months ended June 30, 2019, primarily due to decreased volumes as a result of the COVID-19 economic impact. Fuel surcharge revenue as a percentage of operating revenue decreased to 11.8 percent for the six months ended June 30, 2020, compared to 13.0 percent for the six months ended June 30, 2019, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $35.7 million in the second quarter of 2020 compared to $51.2 million in the prior year quarter.  Overall, the operations were negatively impacted in the second quarter of 2020 by the economic impact of the COVID-19 pandemic which caused lower shipments and tonnage, partially offset by corresponding reductions in fuel and operating expenses, a decrease in salary and wage expense, and a decrease in purchased transportation expense.  The second quarter of 2020 operating ratio (operating expenses divided by operating revenue) was 91.5 percent compared to 89.0 percent for the same period in 2019.

Salaries, wages and benefits decreased $13.4 million in the second quarter of 2020 compared to the second quarter of 2019 largely due to lower headcount in the second quarter of 2020 in response to impacts from the COVID-19 pandemic.  Fuel, operating expenses and supplies decreased $19.4 million in the second quarter of 2020 compared to the prior year quarter largely due to decreases in fuel expense during the quarter, partially offset by an increase in building rent expense.  During the second quarter of 2020, claims and insurance expense was $5.1 million higher than the second quarter of 2019 primarily due to increased severity of claims, an increase in total claims and higher cost of insurance, partially offset by the benefit from the commutation of the bodily injury and property damage liability policy. Purchased transportation decreased $7.7 million in the second quarter of 2020 compared to the second quarter of 2019 primarily due to overall volume decreases during the second quarter of 2020 as a result of the economic impact of COVID-19.

For the six months ended June 30, 2020, consolidated operating income was $74.5 million, down 6.7 percent compared to $79.8 million for the six months ended June 30, 2019. This decrease was largely due to the economic impact of COVID-19 in the second quarter of 2020.

Salaries, wages and benefits increased $4.9 million during the first six months of 2020 compared to the same period last year largely due to higher wages in the first six months of 2020, a wage increase in July 2019 and higher healthcare benefit costs.  Fuel, operating expenses and supplies decreased $20.1 million during the first six months of 2020 compared to the same period last year largely due to decreases in fuel expenses and other operating expenses and supplies, partially offset by an increase in building rent expense compared to the first six months of 2019.  During the first six months of 2020, claims and insurance expense was $6.0 million higher than the same period last year primarily due to increased severity of claims, an increase in total claims and higher cost of insurance, partially offset by the benefit from the commutation of the bodily injury and property damage liability policy. Purchased transportation decreased $6.1 million for the first six months of 2020 compared to the same period last year primarily due to overall volume decreases during the first six months of 2020 as a result of the economic impact of COVID-19.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the second quarter of 2020 was lower than the second quarter of 2019 due to decreased average interest rates and decreased borrowings in the second quarter of 2020.  Interest expense in the first six months of 2020 was $0.3 million lower than the first six months of 2019 due to decreased average interest rates and decreased average borrowings in the first six months of 2020.

The effective tax rate was 18.3 percent and 25.0 percent for the quarters ended June 30, 2020 and 2019, respectively.  The decrease in the second quarter tax rate in 2020 is primarily a result of increased excess tax benefits related to stock activity.  For the six months ended June 30, 2020 and June 30, 2019, the effective tax rates were 21.1 percent and 22.9 percent, respectively.

Net income was $28.5 million, or $1.07 per diluted share, in the second quarter of 2020 compared to net income of $37.1 million, or $1.40 per diluted share, in the second quarter of 2019.   Net income was $56.6 million, or $2.13 per diluted share, for the first six months of 2020 compared to net income of $59.3 million, or $2.25 per diluted share, for the first six months of 2019.

Working capital/capital expenditures

Working capital at June 30, 2020 was $21.5 million, which decreased from working capital at June 30, 2019 of $24.2 million.

Current assets at June 30, 2020 increased by $8.3 million as compared to June 30, 2019 and includes a decrease in accounts receivable of $21.9 million, and an increase of cash and cash equivalents of $28.8 million.  Current liabilities increased by $10.9 million at June 30, 2020 compared to June 30, 2019 largely due to an increase in wages, vacation and employees’ benefits.  Cash flows provided by operating activities were $148.2 million for the six months ended June 30, 2020 versus $113.6 million for the six months ended June 30, 2019.  The increase is primarily due to a change in working capital compared to the same period last year.  For the six months ended June 30, 2020, net cash used in investing activities was $142.7 million versus $166.1 million in the same period last year, a $23.4 million decrease.  This decrease resulted primarily from decreased capital expenditures for revenue equipment and real estate.  The Company currently expects that net capital expenditures in 2020 will be less than the $250 million previously planned as a result of management continuing to evaluate the impact of COVID-19.  For the six months ended June 30, 2020, net cash provided by financing activities was $23.5 million compared to $50.8 million net cash provided by financing activities during the same period last year, as a result of reduced borrowings (net of repayments) to fund capital expenditures.

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

The Company anticipates there will be no salary or wage increases in 2020. Effective in April 2020, the Company temporarily suspended its 401(k) match and temporarily furloughed certain employees in response to COVID-19’s impact on the Company’s operations. On April 1, 2020, we offered all hourly full-time workers an additional five days of paid time off and offered one additional paid day off for our part-time workers in light of COVID-19.  This action was an effort to provide employees time off for health issues or those of family and friends.  We believe this action will result in approximately $10 million of additional benefit costs for the year. In July 2020, the Company paid virtually all employees a $250 bonus to compensate for working through the difficult conditions created by the pandemic, which costs approximately $2.6 million and is included in the second quarter 2020 results. Effective July 2019, the Company implemented a market competitive salary and wage increase for all of its employees.  The cost of the compensation increase is expected to be approximately $32 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company continues to build market share, including through its geographic expansion, it expects numerous operating leverage cost benefits. Conversely, throughout the duration of the COVID-19 pandemic and the period of economic disruption, the Company plans to match resources and capacity to shifting volume levels to lessen any unfavorable operating leverage. Additionally, the Company’s renewal of insurance policies effective March 1, 2020 resulted in $6.2 million of anticipated cost increases for 2020 compared to 2019. The success of cost improvement initiatives is impacted by the cost and availability of drivers and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography into the Northeastern United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

At June 30, 2020, the Company had borrowings of $80.0 million and outstanding letters of credit of $28.0 million under the Amended Credit Agreement.  At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $80.8 million and $90.5 million as of June 30, 2020 and December 31, 2019, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at June 30, 2020 and December 31, 2019 were 3.5 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $272.9 million for the year ended December 31, 2019, while net cash used in investing activities was $281.0 million.  Cash flows provided by operating activities were $148.2 million for the six months ended June 30, 2020, $34.6 million higher than the first six months of the prior year. The increase is primarily due to a change in working capital compared to the prior year.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At June 30, 2020, the Company had $192.0 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at June 30, 2020.

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.4 million reduction in insurance premium expense in the second quarter of 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022.  In addition, commencing on August 30, 2021 the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims experience since inception of the policy, no such additional premium was accrued at June 30, 2020.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2020 are expected to be less than the $250 million previously planned as a result of management continuing to evaluate the impact of COVID-19. This would represent a decrease from 2019 net capital expenditures of $287 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2020 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $142.7 million in the first six months of 2020. Approximately $40.9 million of the 2020 remaining capital budget was committed as of June 30, 2020.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $4.3 million for the remainder of 2020 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2020.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2020 (in millions):

	Payments due by year
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$80.0	$—	$80.0
Leases:
Finance Leases (1)	11.1	22.8	21.0	15.4	10.7	6.3	87.3
Operating leases	20.8	25.5	22.5	19.2	16.1	54.2	158.3
Purchase obligations (2)	41.6	—	—	—	—	—	41.6
Total contractual obligations	$73.5	$48.3	$43.5	$34.6	$106.8	$60.5	$367.2

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $40.9 million for capital expenditures.

	Amount of commitment expiration by year
	2020	2021	2022	2023	2024	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$192.0	$—	$192.0
Letters of credit	—	29.8	—	—	—	—	29.8
Surety bonds	0.8	58.5	—	—	—	—	59.3
Total commercial commitments	$0.8	$88.3	$—	$—	$192.0	$—	$281.1

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.1 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of June 30, 2020.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At June 30, 2020, the Company has $88.3 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

•

Depreciation and Capitalization of Assets.  Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated residual values to be received when the equipment is sold or traded in.  These estimates are routinely evaluated and updated when circumstances warrant.  However, actual useful lives and residual values could differ from these assumptions based on market conditions and other factors, thereby impacting the estimated amount or timing of depreciation expense.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2020.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2020
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt	$9.8	$20.6	$19.5	$14.5	$10.2	$6.2	$80.8	$81.1
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable rate debt	$—	$—	$—	$—	$80.0	$—	$80.0	$80.0
Average interest rate	—	—	—	—	1.7%	—

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

Item 1A. Risk Factors —Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as supplemented by the risk factor set forth below. The following is an amended and restated version of a risk factor included in Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations, financial performance and financial condition depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, quarantines, shelter in place orders and workforce pressures); pricing pressures brought about by actions of competitors; the impact of the pandemic and actions taken in response on global, national and regional economies, travel, and economic activity; general economic uncertainty in key global, national and regional markets and financial market volatility; global economic conditions and levels of economic activity, including the effects of a recession, depression or other significant economic downturn; and the timing and pace of recovery when the COVID-19 pandemic subsides.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2020 through
April 30, 2020	1,860	(2)	$68.81	(2)	—	$—
May 1, 2020 through
May 31, 2020	—	(3)	$—	(3)	—	—
June 1, 2020 through
June 30, 2020	—	(4)	$—	(4)	—	—
Total	1,860				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 2,970 shares of Saia stock at an average price of $86.97 during the period of April 1, 2020 through April 30, 2020.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 810 shares of Saia stock at an average price of $110.53 during the period of May 1, 2020 through May 31, 2020.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2020 through June 30, 2020.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters and six months ended June 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 29, 2020	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer