Form 10-Q
period 2020-09-30
SAIA INC
filed 2020-10-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

There were 26,156,220 shares of Common Stock outstanding at October 29, 2020.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2020	December 31, 2019
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$25,469	$248
Accounts receivable, net	226,677	196,119
Income tax receivable	—	8,288
Prepaid expenses and other	27,971	27,724
Total current assets	280,117	232,379
Property and Equipment, at cost	1,903,383	1,739,222
Less: accumulated depreciation	762,264	686,623
Net property and equipment	1,141,119	1,052,599
Operating Lease Right-of-Use Assets	117,487	103,890
Goodwill and Identifiable Intangibles, net	20,611	21,484
Other Noncurrent Assets	6,346	5,341
Total assets	$1,565,680	$1,415,693
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$97,060	$83,621
Wages, vacation and employees’ benefits	54,947	49,668
Claims and insurance accruals	43,517	36,888
Other current liabilities	39,731	32,644
Current portion of long-term debt	20,735	19,405
Current portion of operating lease liability	19,701	19,020
Total current liabilities	275,691	241,246
Other Liabilities:
Long-term debt, less current portion	100,186	117,025
Operating lease liability, less current portion	99,474	86,239
Deferred income taxes	122,162	111,555
Claims, insurance and other	49,701	44,402
Total other liabilities	371,523	359,221
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,156,220 and 25,936,532 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	26	26
Additional paid-in-capital	267,075	260,871
Deferred compensation trust, 154,157 and 143,987 shares of common stock at cost at September 30, 2020 and December 31, 2019, respectively	(4,939)	(3,871)
Retained earnings	656,304	558,200
Total stockholders’ equity	918,466	815,226
Total liabilities and stockholders’ equity	$1,565,680	$1,415,693

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2020 and 2019

(unaudited)

	Third Quarter		Nine Months
	2020	2019	2020	2019
	(in thousands, except per share data)
Operating Revenue	$481,374	$468,891	$1,345,884	$1,343,670
Operating Expenses:
Salaries, wages and employees' benefits	252,092	250,162	715,014	708,203
Purchased transportation	40,053	35,843	96,518	98,415
Fuel, operating expenses and supplies	74,106	84,259	222,907	253,130
Operating taxes and licenses	14,061	13,634	42,200	40,365
Claims and insurance	11,938	7,850	40,652	30,536
Depreciation and amortization	34,224	31,333	100,478	87,258
Loss (gain) from property disposals, net	(316)	451	(1,558)	607
Total operating expenses	426,158	423,532	1,216,211	1,218,514
Operating Income	55,216	45,359	129,673	125,156
Nonoperating Expenses (Income):
Interest expense	1,174	1,868	4,170	5,154
Other, net	(391)	(20)	(595)	(494)
Nonoperating expenses, net	783	1,848	3,575	4,660
Income Before Income Taxes	54,433	43,511	126,098	120,496
Income Tax Provision	12,894	10,543	27,994	28,196
Net Income	$41,539	$32,968	$98,104	$92,300

Weighted average common shares outstanding – basic	26,150	25,978	26,118	25,936
Weighted average common shares outstanding – diluted	26,615	26,460	26,569	26,413

Basic Earnings Per Share	$1.59	$1.27	$3.76	$3.56
Diluted Earnings Per Share	$1.56	$1.25	$3.69	$3.49

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2020 and 2019

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except per share data)
BALANCE at December 31, 2019	25,936,532	$26	$260,871	$(3,871)	$558,200	$815,226
Stock compensation, including options and long-term incentives	—	—	1,317	—	—	1,317
Director deferred share activity	—	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	69,640	—	2,137	—	—	2,137
Shares issued for long-term incentive awards, net of shares withheld for taxes	57,176	—	(3,404)	—	—	(3,404)
Purchase of shares by Deferred Compensation Trust	—	—	1,146	(1,146)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(59)	59	—	—
Net income	—	—	—	—	28,111	28,111

BALANCE at March 31, 2020	26,063,348	$26	$262,008	$(4,958)	$586,311	$843,387

Stock compensation, including options and long-term incentives	—	—	1,640	—	—	1,640
Director deferred share activity	71,681	—	1,230	—	—	1,230
Exercise of stock options less shares withheld for taxes	12,800	—	454	—	—	454
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,002	—	(75)	—	—	(75)
Purchase of shares by Deferred Compensation Trust	—	—	128	(128)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(121)	121	—	—
Net income	—	—	—	—	28,454	28,454
BALANCE at June 30, 2020	26,148,831	$26	$265,264	$(4,965)	$614,765	$875,090

Stock compensation, including options and long-term incentives	—	—	1,670	—	—	1,670
Exercise of stock options less shares withheld for taxes	6,190	—	287	—	—	287
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,199	—	(120)	—	—	(120)
Purchase of shares by Deferred Compensation Trust	—	—	—	—	—	—
Sale of shares by Deferred Compensation Trust	—	—	(26)	26	—	—
Net income	—	—	—	—	41,539	41,539
BALANCE at September 30, 2020	26,156,220	$26	$267,075	$(4,939)	$656,304	$918,466

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2020 and 2019

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

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(unaudited)

	Nine Months
	2020	2019
	(in thousands)
Operating Activities:
Net income	$98,104	$92,300
Noncash items included in net income:
Depreciation and amortization	100,478	87,258
Deferred income taxes	10,607	—
Other, net	10,907	29,437
Changes in operating assets and liabilities, net	18,865	(1,697)
Net cash provided by operating activities	238,961	207,298
Investing Activities:
Acquisition of property and equipment	(205,307)	(245,203)
Proceeds from disposal of property and equipment	7,797	678
Net cash used in investing activities	(197,510)	(244,525)
Financing Activities:
Repayment of revolving credit agreement	(303,108)	(220,985)
Borrowing of revolving credit agreement	302,179	270,990
Proceeds from stock option exercises	2,878	2,927
Shares withheld for taxes	(3,599)	(3,471)
Debt issuance costs	—	(649)
Repayment of finance leases	(14,580)	(13,764)
Net cash provided by (used in) financing activities	(16,230)	35,048
Net Increase (Decrease) in Cash and Cash Equivalents	25,221	(2,179)
Cash and cash equivalents, beginning of period	248	2,194
Cash and cash equivalents, end of period	$25,469	$15

Non Cash Investing Activities
Equipment financed with finance leases	$—	$6,165

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2020.

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

Key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•	Revenue associated with shipments in transit is recognized ratably over transit time; and
•	Adjustments to revenue for billing adjustments and collectability.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the third quarter of 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022.  In addition, commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims experience since inception of the policy, no such additional premium was accrued at September 30, 2020.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2020	2019	2020	2019
Numerator:
Net income	$41,539	$32,968	$98,104	$92,300
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,150	25,978	26,118	25,936
Effect of dilutive stock options	109	125	96	120
Effect of other common stock equivalents	356	357	355	357
Denominator for diluted earnings per share–adjusted weighted average common shares	26,615	26,460	26,569	26,413

Basic Earnings Per Share	$1.59	$1.27	$3.76	$3.56

Diluted Earnings Per Share	$1.56	$1.25	$3.69	$3.49

For the quarter ended September 30, 2020, there were no anti-dilutive options or restricted stock.  For the nine months ended September 30, 2020, options and restricted stock for 53,025 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and nine months ended September 30, 2019, options and restricted stock for 103,290 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2020.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2020 and December 31, 2019, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2020 and December 31, 2019 was $121.1 million and $136.5 million, respectively, based upon levels one and two in the fair value hierarchy.  The carrying value of the debt was $120.9 million and $136.4 million at September 30, 2020 and December 31, 2019, respectively.

(5) Debt and Financing Arrangements

At September 30, 2020 and December 31, 2019, debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Credit Agreement with Banks, described below	$45,000	$45,929
Finance Leases, described below	75,921	90,501
Total debt	120,921	136,430
Less: current portion of long-term debt	20,735	19,405
Long-term debt, less current portion	$100,186	$117,025

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

At September 30, 2020, the Company had borrowings of $45.0 million and outstanding letters of credit of $28.0 million under the Amended Credit Agreement.  At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $75.9 million and $90.5 million as of September 30, 2020 and December 31, 2019, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of September 30, 2020 and December 31, 2019, approximately $102.9 million and $111.5 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at September 30, 2020 and December 31, 2019 were 3.5 percent and 3.4 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2020	$5,557
2021	22,755
2022	21,020
2023	15,441
2024	55,677
Thereafter	6,265
Total	126,715
Less: Amounts Representing Interest on Finance Leases	5,794
Total	$120,921

(6) COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country. The Company has instituted multiple actions and policies to help safeguard employees and customers from COVID-19. The Company has been in regular communication with all levels of employees in an effort to insure that there are policies, resources, and infrastructure in place to protect employees and continue the Company’s important role in supporting the nation’s supply chain.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities. The Company has considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s third quarter 2020 financial position. It is possible that these assumptions and estimates may materially change prior to December 31, 2020.

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
•

widespread outbreak of an illness or any other communicable disease, including the COVID-19 pandemic, or any other health crisis or business disruptions that may arise from the COVID-19 pandemic in the future;

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

Beginning in the latter part of the first quarter of 2020, we experienced lower demand for our transportation services along with increased costs and other challenges related to COVID-19 that adversely affected our business, particularly in the second quarter of 2020. We believe we have significant liquidity available to continue business operations during this volatile period. As discussed in the Financial Condition section, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2020.

The situation surrounding COVID-19 remains fluid and we believe that there still could be an adverse impact on the Company the longer the virus affects the level of economic activity in the United States. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts could adversely impact our business operations, financial condition, results of operations, liquidity and cash flows. See Part II, Item 1A - “Risk Factors” for further discussion concerning COVID-19.

Third Quarter Overview

The Company’s operating revenue increased by 2.7 percent in the third quarter of 2020 compared to the same period in 2019.  The increase resulted primarily from increases in shipments and revenue per shipment.

Consolidated operating income was $55.2 million for the third quarter of 2020 compared to $45.4 million for the third quarter of 2019.  In the third quarter of 2020, LTL shipments were up 0.9 percent per workday and LTL tonnage was flat per workday compared to the prior year quarter. Diluted earnings per share were $1.56 in the third quarter of 2020, compared to diluted earnings per share of $1.25 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 88.5 percent in the third quarter of 2020 compared to 90.3 percent in the third quarter of 2019. The improved operating ratio compared to prior year is due to the Company’s continued focus on pricing initiatives, cost control and operational efficiencies.

The Company generated $239.0 million in net cash provided by operating activities in the first nine months of 2020 compared with $207.3 million in the same period last year.  The increase is primarily due to a change in working capital compared to the same period last year.  The Company’s net cash used in investing activities was $197.5 million during the first nine months of 2020 compared to $244.5 million in the first nine months of 2019, primarily as a result of decreased capital expenditures for revenue equipment and real estate in the first nine months of 2020 in response to COVID-19.  The Company’s net cash used in financing activities was $16.2 million in the first nine months of 2020 compared to $35.0 million net cash provided by financing activities during the same period last year. This change was primarily due to improved net borrowings.  The Company had $45.0 million in outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $29.8 million and a cash and cash equivalents balance of $25.5 million at September 30, 2020.  The Company also had $75.9 million in obligations under finance leases at September 30, 2020.  At September 30, 2020, the Company had $227.0 million in availability under the revolving credit facility, subject to the Company’s satisfaction of existing debt covenants.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at September 30, 2020.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2020 and 2019

(unaudited)

			Percent
			Variance
	2020	2019	'20 v. '19
	(in thousands, except ratios, workdays and revenue per hundredweight)
Operating Revenue	$481,374	$468,891	2.7%
Operating Expenses:
Salaries, wages and employees’ benefits	252,092	250,162	0.8
Purchased transportation	40,053	35,843	11.7
Depreciation and amortization	34,224	31,333	9.2
Fuel and other operating expenses	99,789	106,194	(6.0)
Operating Income	55,216	45,359	21.7
Operating Ratio	88.5%	90.3%	2.0
Nonoperating Expense	783	1,848	(57.6)

Working Capital (as of September 30, 2020 and 2019)	4,426	5,628
Cash Flows provided by Operating Activities (year to date)	238,961	207,298
Net Acquisitions of Property and Equipment (year to date)	197,510	244,525

Saia Motor Freight Operating Statistics:
Workdays	64	64	-
LTL Tonnage	1,263	1,263	(0.0)
LTL Shipments	1,959	1,941	0.9
LTL Revenue per hundredweight	$18.59	$18.12	2.6

Quarter and nine months ended September 30, 2020 compared to quarter and nine months ended September 30, 2019

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2020 increased 2.7 percent to $481.4 million primarily as a result of increased shipments and revenue per shipment.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 2.6 percent to $18.59 per hundredweight for the third quarter of 2020 as a result of changes in business mix, partially offset by a 16.7 percent decrease in fuel surcharge revenue due to lower fuel prices.  For the third quarter of 2020, Saia’s LTL tonnage was flat per workday at 1.3 million tons, and LTL shipments increased 0.9 percent per workday to 2.0 million shipments.  For the third quarter of 2020, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on February 3, 2020, Saia implemented a 5.9 percent general rate increase.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 10.4 percent for the quarter ended September 30, 2020 compared to 12.8 percent for the quarter ended September 30, 2019, as a result of decreases in the cost of fuel.

For the nine months ended September 30, 2020, operating revenues were $1,345.9 million, up 0.2 percent from $1,343.7 million for the nine months ended September 30, 2019, primarily due to favorable pricing, partially offset by decreased volumes as a result of the COVID-19 economic impact. Fuel surcharge revenue as a percentage of operating revenue decreased to 11.3 percent for the nine months ended September 30, 2020, compared to 12.9 percent for the nine months ended September 30, 2019, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $55.2 million in the third quarter of 2020 compared to $45.4 million in the prior year quarter.  Overall, the operations were favorably impacted in the third quarter of 2020 by pricing actions and higher shipments, combined with continued focus on cost controls and operational efficiencies.  The third quarter of 2020 operating ratio (operating expenses divided by operating revenue) was 88.5 percent compared to 90.3 percent for the same period in 2019.

Salaries, wages and benefits increased $1.9 million in the third quarter of 2020 compared to the third quarter of 2019 due to an increase in benefit and self insurance costs in the third quarter of 2020.  Fuel, operating expenses and supplies decreased $10.2 million in the third quarter of 2020 compared to the prior year quarter largely due to decreases in fuel expense during the quarter, partially offset by an increase in building rent expense.  During the third quarter of 2020, claims and insurance expense was $4.1 million higher than the third quarter of 2019 primarily due to increased severity of claims, an increase in total claims and higher cost of insurance. Purchased transportation increased $4.2 million in the third quarter of 2020 compared to the third quarter of 2019 primarily due to surges in demand and capacity constraints in the internal network during the third quarter of 2020.

For the nine months ended September 30, 2020, consolidated operating income was $129.7 million, up 3.6 percent compared to $125.2 million for the nine months ended September 30, 2019. This increase was largely due to an expanded terminal network compared to the prior year along with strategic adjustments made to the operating model earlier in 2020.

Salaries, wages and benefits increased $6.8 million during the first nine months of 2020 compared to the same period last year largely due to higher benefit and self insurance costs in the first nine months of 2020.  Fuel, operating expenses and supplies decreased $30.2 million during the first nine months of 2020 compared to the same period last year largely due to decreases in fuel expenses and other operating expenses and supplies, partially offset by an increase in building rent expense compared to the first nine months of 2019.  During the first nine months of 2020, claims and insurance expense was $10.1 million higher than the same period last year primarily due to increased severity of claims, an increase in total claims and higher cost of insurance. Purchased transportation decreased $1.9 million for the first nine months of 2020 compared to the same period last year primarily due to overall volume decreases during the first nine months of 2020 as a result of the economic impact of COVID-19.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the third quarter of 2020 was lower than the third quarter of 2019 due to decreased average interest rates and decreased borrowings in the third quarter of 2020.  Interest expense in the first nine months of 2020 was $1.0 million lower than the first nine months of 2019 due to decreased average interest rates and decreased average borrowings in the first nine months of 2020.

The effective tax rate was 23.7 percent and 24.2 percent for the quarters ended September 30, 2020 and 2019, respectively.  The decrease in the third quarter tax rate in 2020 is primarily a result of increased excess tax benefits related to stock activity.  For the nine months ended September 30, 2020 and September 30, 2019, the effective tax rates were 22.2 percent and 23.4 percent, respectively.

Net income was $41.5 million, or $1.56 per diluted share, in the third quarter of 2020 compared to net income of $33.0 million, or $1.25 per diluted share, in the third quarter of 2019.   Net income was $98.1 million, or $3.69 per diluted share, for the first nine months of 2020 compared to net income of $92.3 million, or $3.49 per diluted share, for the first nine months of 2019.

Working capital/capital expenditures

Working capital at September 30, 2020 was $4.4 million, which decreased from working capital at September 30, 2019 of $5.6 million.

Current assets at September 30, 2020 increased by $30.4 million as compared to September 30, 2019 and includes an increase in accounts receivable of $8.7 million, and an increase of cash and cash equivalents of $25.5 million.  Current liabilities increased by $31.6 million at September 30, 2020 compared to September 30, 2019 largely due to an increase in accounts payable, and claims and insurance liabilities.  Cash flows provided by operating activities were $239.0 million for the nine months ended September 30, 2020 versus $207.3 million for the nine months ended September 30, 2019.  The increase is primarily due to a change in working capital compared to the same period last year.  For the nine months ended September 30, 2020, net cash used in investing activities was $197.5 million versus $244.5 million in the same period last year, a $47.0 million decrease.  This decrease resulted primarily from decreased capital expenditures for revenue equipment and real estate.  The Company currently expects that capital expenditures in 2020 will be approximately $225 million.  For the nine months ended September 30, 2020, net cash used in financing activities was $16.2 million compared to $35.0 million net cash provided by financing activities during the same period last year, as a result of improved net borrowings.

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

On April 1, 2020, we offered all hourly full-time workers an additional five days of paid time off and offered one additional paid day off for our part-time workers in light of COVID-19.  This action was an effort to provide employees time off for health issues or those of family and friends.  We believe this action will result in approximately $10 million of additional benefit costs across the last nine months of the year.  In September 2020, the 401(k) match for employees was retroactively reinstated from July 1, 2020 going forward.

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

At September 30, 2020, the Company had borrowings of $45.0 million and outstanding letters of credit of $28.0 million under the Amended Credit Agreement.  At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $75.9 million and $90.5 million as of September 30, 2020 and December 31, 2019, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at September 30, 2020 and December 31, 2019 were 3.5 percent and 3.4 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $272.9 million for the year ended December 31, 2019, while net cash used in investing activities was $281.0 million.  Cash flows provided by operating activities were $239.0 million for the nine months ended September 30, 2020, $31.7 million higher than the first nine months of the prior year. The increase is primarily due to a change in working capital compared to the prior year.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At September 30, 2020, the Company had $227.0 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.  The Company was in compliance with its debt covenants at September 30, 2020.

Effective March 1, 2018, the Company entered into a new bodily injury and property damage liability policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the new policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term ended March 1, 2021.  Under the policy the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the third quarter of 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022.  In addition, commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for such period.  Additionally, the Company may be required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims experience since inception of the policy, no such additional premium was accrued at September 30, 2020.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected capital expenditures for 2020 are expected to be approximately $225 million. This would represent a decrease from 2019 net capital expenditures of $287 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2020 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $197.5 million in the first nine months of 2020. Approximately $4.0 million of the 2020 remaining capital budget was committed as of September 30, 2020.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.7 million for the remainder of 2020 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2020.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2020 (in millions):

	Payments due by year
	2020	2021	2022	2023	2024	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$45.0	$—	$45.0
Leases:
Finance Leases (1)	5.6	22.7	21.0	15.4	10.7	6.3	81.7
Operating leases	20.8	25.5	22.5	19.2	16.1	54.2	158.3
Purchase obligations (2)	5.4	—	—	—	—	—	5.4
Total contractual obligations	$31.8	$48.2	$43.5	$34.6	$71.8	$60.5	$290.4

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	Includes commitments of $4.0 million for capital expenditures.

	Amount of commitment expiration by year
	2020	2021	2022	2023	2024	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$227.0	$—	$227.0
Letters of credit	—	29.8	—	—	—	—	29.8
Surety bonds	0.1	59.3	—	—	—	—	59.4
Total commercial commitments	$0.1	$89.1	$—	$—	$227.0	$—	$316.2

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.1 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of September 30, 2020.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At September 30, 2020, the Company has $92.0 million in claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2020.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2020
	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Fixed rate debt	$4.9	$20.6	$19.5	$14.6	$10.2	$6.1	$75.9	$76.1
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable rate debt	$—	$—	$—	$—	$45.0	$—	$45.0	$45.0
Average interest rate	—	—	—	—	1.4%	—

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

Our operations and financial performance have been negatively impacted by the COVID-19 pandemic that has caused, and could continue to cause, the global slowdown of economic activity (including the decrease in demand for a broad variety of goods and services), disruptions in global supply chains and significant volatility and disruption of financial markets. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations, financial performance and financial condition depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, quarantines, shelter in place orders and workforce pressures); pricing pressures brought about by actions of competitors; the impact of the pandemic and actions taken in response on global, national and regional economies, travel, and economic activity; general economic uncertainty in key global, national and regional markets and financial market volatility; global economic conditions and levels of economic activity, including the effects of a recession, depression or other significant economic downturn; and the timing and pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•

Operations-related risks: We are facing increased operational challenges and have incurred higher operating expenses from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people and goods, both at our own facilities and at those of our customers and suppliers. We have also experienced, and have the potential to experience again in the future, lower demand for our transportation services, increased costs, customer requests for potential payment deferrals, supply chain disruptions and delays and other challenges related directly and indirectly to the COVID-19 pandemic that adversely impact our business. We believe the longer the period of economic and global supply chain disruption continues, the more the adverse impact will be on our business operations, financial performance, financial condition and results of operations.

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

As the COVID-19 pandemic has adversely affected our operating and financial results earlier in 2020, it may also have the effect of heightening many of the other risks described in the risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019. In particular, see the risk factors regarding “General Economic Conditions,” “Highly Competitive Industry,” “Significant Ongoing Cash Requirements,” “Credit and Debt Agreements,” “Disruptions in Credit Markets,” “Creditworthiness of Our Customers” and “Market Value of Our Common Stock.” Further, the COVID-19 pandemic may also affect our operating and financial results and financial condition in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2020 through
July 31, 2020	—	(2)	$—	(2)	—	$—
August 1, 2020 through
August 31, 2020	—	(3)	$—	(3)	—	—
September 1, 2020 through
September 30, 2020	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 820 shares of Saia stock at an average price of $130.39 during the period of July 1, 2020 through July 31, 2020.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of August 1, 2020 through August 31, 2020.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2020 through September 30, 2020.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2020 and 2019 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters and nine months ended September 30, 2020 and 2019 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 29, 2020	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer