Form 10-K
period 2020-12-31
SAIA INC
filed 2021-02-24
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SAIA	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2,907,226,975 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 18, 2021 was 26,329,689.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2020, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 27, 2021, have been incorporated by reference into Part III of this Form 10-K.

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1.	Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide less-than-truckload (LTL) services through a single integrated organization. While more than 97% of our revenue is derived from transporting LTL shipments, we also offer customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight) is a leading LTL carrier that serves 44 states and provides LTL services to Canada and Mexico through relationships with third-party interline carriers. Saia LTL Freight specializes in offering its customers a range of LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds.

As of December 31, 2020, Saia LTL Freight operated a network comprised of 174 owned and leased facilities, including three general offices and owned approximately 5,700 tractors and 17,400 trailers, including equipment acquired with finance leases.

In May 2017, Saia initiated a strategy to provide direct service to the portions of the continental United States not then serviced by the Company. The focus began with the Northeast and includes additional investments in density and service in our legacy geographies.  Since that time the Company has opened 23 new terminals.  Over the past five years, Saia has invested more than $1 billion in capital expenditures, primarily for revenue equipment, real estate and technology.  These investments have reduced the age of Saia’s fleet, improved fuel economy, reduced carbon emissions, enhanced safety and supported Saia’s plans for additional volume growth. Saia has also invested substantially in technology, training and business processes to enhance the Company’s ability to monitor and manage customer service, safety, operations and profitability.

In 2020, Saia generated revenue of $1.8 billion and operating income of $180.3 million. In 2019, Saia generated revenue of $1.8 billion and operating income of $152.6 million. In 2020, the average Saia LTL Freight shipment weighed approximately 1,314 pounds and traveled an average distance of approximately 879 miles.

None of our approximately 10,600 employees is represented by a union. In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. However, there are still significant differences in benefit costs and work rule flexibility. In addition, non-union carriers have more work rule flexibility with respect to work schedules, routes and other similar items. Work rule flexibility is a major consideration for us as flexibility is important to meet the service levels required by customers.  We believe this provides for better communications and employee relations, stronger future growth prospects, improved efficiencies and customer service capabilities.

Industry

The trucking industry consists of three segments: private fleets and two “for-hire” carrier groups. The private carrier segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier groups, truckload and LTL, are defined by the typical shipment sizes handled by the transportation service companies. Truckload refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds. Saia is primarily an LTL carrier. In addition to the three main trucking segments, Saia also competes with small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

LTL carriers typically pickup numerous shipments, generally ranging from 100 to 10,000 pounds, consolidate them at local carrier-operated freight terminals and then transport the shipments from the terminal to the carrier-operated destination terminal for delivery to the ultimate destination. As a result, LTL carriers require expansive networks of pickup and delivery operations around local freight terminals and linehaul operations to transport freight between the local terminals.

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

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of freight terminals, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 29,000 shipments per day, each of which has a shipper and consignee, and sometimes a third-party payor, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and yield management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players operating nationally or in regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. More recently Saia has grown largely through organic growth.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continuously emphasize the importance of safe operations to reduce both the frequency and severity of injuries and accidents. This emphasis on safe operations is focused not only on protecting our employees and the communities in which we operate, but with the continued escalation of commercial insurance and healthcare costs, it is important to maintain and improve stockholder returns. Operational safety has a broader impact on the communities we serve and we expect regulatory requirements to become an increasing priority.

Manage yields and business mix.

This element of our business strategy involves managing both the price we charge for our services and the mix of freight we transport to operate our network more profitably. Improvements in the economy coupled with the tightening of available capacity in the industry over the last several years allowed the Company to implement pricing initiatives to increase the Company’s yield and revenue per shipment.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate that the potential incremental profitability on growth in current markets can be as much as 20 percent or more. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add freight terminals where there is sufficient market potential. Future volume growth at Saia could result from improvements in the general economy, industry consolidation, geographic expansion and strategic acquisitions, as well as specific sales and marketing initiatives.

Continue to focus on delivering best-in-class service.

The foundation of Saia’s growth strategy is consistent delivery of high-quality service through on-time delivery and reduced claims for lost and damaged freight. Commitment to service quality is valued by customers and allows us to charge fair compensation for our services and positions us to improve market share.

Continue to focus on improving operating efficiencies.

Saia has operating initiatives focused on continuing to improve efficiency, including by optimizing our linehaul scheduling and pick-up and delivery operations. These initiatives help offset a variety of structural cost increases like wages, healthcare benefits, casualty insurance, workers’ compensation claims and casualty claims and parts and maintenance expense. Optimizing our linehaul scheduling and pick-up and delivery operations provides the opportunity to better utilize assets and thus reduce fuel consumption and carbon emissions. We believe Saia continues to be well positioned to manage costs and utilize assets. We believe we will continue to see new opportunities for cost savings.

Prepare the organization for growth and expand geographic footprint.

While our immediate priority is to improve profitability in our existing geography, we plan to further pursue geographic expansion and build additional density in legacy markets to promote profitable growth and improve our customer value proposition over time. As a result, we plan to continue to invest in new terminals, in our tractor and trailer fleet and in new technology to enable us to efficiently handle the increased freight flows we anticipate to and from new and existing markets.  In addition to direct expansion through adding new terminals, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity.

Continue to address environmental and social issues.

We are dedicated to building on our strong, positive culture by being a leading corporate citizen for the benefit of our customers, employees, communities and shareholders. In recent years, we have invested heavily in our tractor and trailer fleet to improve fuel efficiency and reduce carbon emissions, while also improving reliability and lowering maintenance expenses.  We are also working to optimize our linehaul scheduling and pick-up and delivery operations to better utilize our assets and thus further reduce fuel consumption and carbon emissions.  We are undertaking pilot programs involving the use of alternative fuels for our operations, including testing of tractors powered by compressed natural gas and electricity.  The Company has implemented new procedures designed to reduce the risk of spills of hazardous materials we transport and to quickly and efficiently react to any environmental incidents.  At our terminals, we have implemented electricity-saving procedures and have conservation initiatives in place to recycle used oil, scrap metal, paper and cardboard.  Additionally, for new construction terminals we are using best practices of including green initiatives where possible.

We are focused on maintaining strong relationships with our employees.  We invest in our employees through training and professional development programs, safety training, wellness programs, internal employee communications and employee recognition programs, along with providing competitive wages and employee benefit programs.  We have recently added a Vice President in charge of promoting diversity and inclusion at all levels of our organization and have created a Diversity Council to foster a diverse workforce and promote a culture of respect for all employees.  As part of the upgrade of our tractor fleet, we have added accident avoidance technology in our new over-the-road tractors, including active braking assistance, adaptive cruise control, lane departure warning systems and roll stability control, designed to make our drivers safer and to protect the communities where we operate.

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season and our operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest quarter while the second and third quarters are the strongest quarters in terms of revenue and profit. Quarterly profitability is also impacted by the timing of salary and wage increases and general rate increases which have varied over the years.

Human Capital

We believe our success as a company depends on the strength of our workforce.  Our Vice President of Safety and Human Resources, reporting to our President and Chief Executive Officer, is responsible for developing and executing our human capital strategy.  This includes recruiting, hiring, training and retention as well as the development of our compensation and benefits programs.

Our 10,600 union-free employees are comprised of about 52% licensed commercial drivers, about 23% dock workers (approximately one-third of whom are part-time) and the remaining 25% work in sales, technology and administration to support our business.  Of Saia’s workforce, approximately 90% are male.  Approximately 48% of all employees have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. Additionally, nearly 80% of our workforce is under the age of 55, while our driver average tenure is almost nine years.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to affordable and convenient medical programs intended to meet their physical and emotional needs and the needs of their families, with 97% of employees participating.  To foster retention, employees with ten or more years of service do not pay premiums for participation in the medical program. In addition to standard medical coverage, we offer eligible employees dental and vision coverage.  Additionally, Saia strives to help employees lead healthier lives through a voluntary wellness program aimed at engaging employees to promote proactive evaluation, tracking and management of major health and wellness indicators, such as blood pressure, weight, and routine blood laboratory analysis. The program has an annual participation rate of approximately 65% of our employee base.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days.  These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees. We assess the competitiveness of our compensation by principal job classifications in markets across the country through periodic compensation surveys.  Company-wide wage increases are also implemented from time-to-time, the most recent one being approximately 3.5% awarded to employees on January 1, 2021.

Recruiting, Hiring, Training and Professional Development.

We seek to hire employees with the desire they spend their career with us to retirement.  With that in mind, identifying qualified candidates and attracting them with competitive compensation and benefits is key to our success.  We have regional recruiting managers across the Company to facilitate our hiring needs. If necessary and to attract the most qualified candidates, we offer periodic signing bonuses to new hires.

We have more than 300 driver trainers, who assist in providing all new drivers with over 40 hours of onboarding training. To further our drivers’ training, Saia annually trains all drivers in the Smith System defensive driving program and provides weekly safety training through various mediums, including safety videos and group and individual presentations on safety topics.  Saia’s tractor fleet is equipped with extensive safety technology, including video recording systems which enable managers to provide coaching and feedback to drivers throughout the year.   Our dock employees also receive onboarding training which is supplemented with on-going safety and job training.  Employees who express an interest in a long-term driving career can enroll in a Company-sponsored dock-to-driver program to obtain the necessary commercial driver certifications.  Annual safety awards and recognition are given to both drivers and dock employees who qualify.

Diversity and Inclusion.

Saia is committed to fostering a work environment that values and promotes diversity and inclusion.  We pride ourselves in the fair treatment of our employees and strive to have a high level of employee satisfaction and productivity.  We use periodic employee engagement surveys as well as compensation surveys to measure our success in meeting our employees' needs in the workplace.

Our Vice President of Organizational Development, Diversity & Inclusion and Talent is charged with promoting diversity across our organization and leads our efforts to foster an inclusive, empowering work environment for our employees.  We seek to promote workplace diversity and to create a spirit of inclusivity in our Company that encourages authenticity, celebrates our differences and supports collaborative effort gathered from the unique experiences and diverse perspectives of our employees.

In early 2021, we launched a Diversity Council offering a cross-functional employee perspective of diversity-related issues within our Company.   The goal of the leaders in our Company and of the Council is to promote a culture where individual differences are respected and all employees are valued for the skills and contributions they bring to the business.  The Council is responsible for continually examining the processes and systems in place to ensure that attraction, engagement, development and retention of a diverse workforce is encouraged by inclusive leadership principles.

Engagement.

We focus on driving employee engagement throughout our organization.   We believe it is important to our success as an organization for our employees to understand how their work contributes to our overall performance.  We communicate with our workforce through a variety of channels and encourage open and direct communication. Saia communication starts with an employee’s manager and is supplemented by a variety of means, including regular industry updates, a monthly magazine, reports on quarterly performance directly from the CEO and executive team and annual employee engagement surveys.

COVID-19 Response.

During the COVID-19 pandemic, the health and safety of our employees and their families has been our top priority as we remain open for business as an essential service provider to our customers.  Our Company has established policies and procedures designed to mitigate the potential for transmission of COVID-19 amongst our employees, customers and vendors.  Personal Protective Equipment (PPE) in the form of masks, gloves and hand sanitizer have been made available to employees at all locations.  Workplaces have been configured to provide for maximum social distancing where possible and, where job functions will allow, employees have worked remotely.  New house-keeping and sanitization procedures have been implemented and, in instances where the workplace is exposed to an individual with a positive test result for COVID-19, an outside vendor is retained to do an extensive sanitization of the impacted facility.  In an effort to further the wellness of our employees and their families, the Company offered all hourly employees an additional five days of paid time off in 2020 to allow employees to take the necessary time to focus on their health or the health of their family.  Additionally, in July 2020, the Company paid virtually all employees a one-time $250 bonus.

Corporate Culture.

Saia’s mission is to safely drive our customers' success with custom solutions built on the three pillars of our service-focused values: people, purpose and performance. Our core values place the Customer First as they are the heart of the business.  Safety is a unifying fundamental behavior and practice that supports our Company’s purpose and goals.  Taking Care of Each Other is rooted in our leadership team caring for our employees and our employees caring for each other. Every employee deserves to be treated with Dignity and Respect.  Our emphasis on Do the Right Thing focuses on making the ethical choice.  Ultimately, we all seek and embrace our responsibility to the Community in which we live and operate.

The Company has sought to adhere to our core values with a commitment to communicating with employees, providing long-term growth and by providing development opportunities and a leading and comprehensive employee compensation and benefits program. We believe this focus has fostered a positive company culture and great success with our employees and customers.

Competition

Although there has been some tightening of capacity and some industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, price, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.

Saia focuses on providing LTL services in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight markets. Saia also competes in and against several modes of transportation, including LTL, truckload and private fleets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and freight terminals associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. Saia also competes with small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

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

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse was established by the FMCSA in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles based on drug and alcohol violations and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse launched on January 6, 2020 and requires us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ.

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

Other countries have implemented laws that limit greenhouse gas emissions. If the U.S. enacted environmental laws further limiting greenhouse gas emissions, our costs could increase and our operations could be adversely impacted. The EPA and DOT have announced Fuel Efficiency Standards for medium and Heavy-Duty Trucks, which require a reduction of up to 25 percent in carbon emissions over the next decade. The EPA could also decide to further reduce nitrogen oxide emissions and to develop a NOx standard, which could impose substantial costs on us. In 2020, both the EPA and the California Air Resources Board (CARB) published proposals to further reduce engine emissions from heavy-duty engines.  The United States rejoined the Paris climate accord in 2021 and, as a result, the United States may take further action to reduce greenhouse gas emissions, which, could adversely affect our business. Individual states are also implementing emissions regulations, such as the CARB regulations that apply not only to California intrastate carriers, but also to carriers outside the state who own or dispatch equipment in California.

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

Data Privacy Regulations.

There have been increased regulatory efforts regarding data protection and transparency in how customer data is used and stored in the U.S. and other countries. For example, the European Union (EU) General Data Protection Regulation (GDPR), effective May 2018, imposes strict rules on controlling and processing data originating from the EU. Other governments have enacted similar data protection laws, including the State of California’s California Consumer Privacy Act of 2018, as amended and extended by the California Privacy Rights Act of 2020. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with the new data protection laws may increase our compliance costs or require alterations to our data handling practices. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, operating results and financial condition.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows:

Name	Age	Positions Held

Frederick J. Holzgrefe, III	53

President and Chief Executive Officer of Saia, Inc. since April 2020. Mr. Holzgrefe served as President and Chief Operating Officer of Saia, Inc. since January 2019. Prior to this, Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer since September 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development and Vice President and Chief Financial Officer for Golden Peanut Company. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Douglas L. Col	56

Executive Vice President and Chief Financial Officer of Saia, Inc. since April 2020 and Vice President and Chief Financial Officer since January 2020. Mr. Col joined the Company in 2014 as Treasurer and continued in that role until January 2020.  Mr. Col has also served as the Company’s Secretary since February 2019.

Paul C. Peck	61	Executive Vice President Operations of Saia, Inc. since October 2018 and Vice President of Central Operations for Saia LTL Freight from July 2008 until October 2018.

Raymond R. Ramu	52

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Karla J. Staver	58	Vice President of Safety and Human Resources of Saia, Inc. since October 2019. Ms. Staver has been employed by the Company since 2008 and served as Director of Safety from 2011 until October 2019.

Stephanie R. Maschmeier	48

Vice President and Chief Accounting Officer of Saia, Inc. since February 2020. Ms. Maschmeier served as Controller since October 2007. Ms. Maschmeier, a certified public accountant, joined Saia in July 2002 as Corporate Financial Reporting Manager.

Officers are elected by the Board of Directors of Saia, Inc. (the Board) and serve at the discretion of the Board. With the exception of Mr. Holzgrefe, none of the officers of the Company are subject to an employment agreement with the Company. There are no family relationships between any executive officer and any other executive officer or director of Saia or its subsidiaries.

Item 1A.	Risk Factors

Saia stockholders should be aware of certain risks, including those described below and elsewhere in this Form 10-K, which could adversely affect the value of their holdings and could cause our actual results to differ materially from those projected in any forward looking statements.

Industry and Economic Risks

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

Business and Operational Risks

Ongoing insurance and claims expenses could significantly reduce and cause volatility in our earnings.

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

The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. Recently, several insurance companies have completely stopped offering coverage to trucking companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention or reducing the amount of total coverage. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost for obtaining such coverage, or could subject us to significant liabilities for which no insurance coverage is in place, which would adversely affect our financial condition, results of operations, liquidity and cash flows.  Additionally, as the number of third party insurance companies willing to provide insurance coverage to trucking companies decreases, the risk of failure of one of these companies increases.  In the event of the failure of one of the insurance companies, the Company may be faced with a situation where the insurance company may not be able to fund a catastrophic loss.

Our self-insured retention limits can make our insurance and claims expense higher and/or more volatile. We accrue for the costs of the uninsured portion of pending claims based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under its automobile liability insurance policy. Thereafter, the policy provides insurance coverage for a single occurrence of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021. Our current automobile liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during certain periods in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as "commuting" the policy. In August 2019, the Company elected to commute the policy for the period from March 1, 2018 to February 28, 2019. As a result of commuting the policy for that 12-month period, the Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022. To the extent the Company incurs one or more significant claims not covered by insurance, either because the claims are within our self-insured layer or because they exceed our total insurance coverage, our financial condition, results of operation, and liquidity could be materially and adversely affected.

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

We face risks related to our geographic expansion.

From 2017 through 2020, we opened terminals in markets in Pennsylvania, Maryland, Massachusetts, New Jersey, New Hampshire, New York, and Vermont. We plan to open at least one new terminal in 2021 and are reviewing several other opportunities in other markets. There is no assurance that we will be successful at adding new markets as planned or that such markets will be profitable. This expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Additionally, we plan to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from new markets and to more efficiently operate in existing markets. Expansion could cause disruptions in our existing geography or require management to devote excessive time and effort to manage the expansion, which could adversely affect our business operations and profitability. Operating in new territory may increase the possibility of union organizing efforts. A delay between the outlay of expenditures to expand our geographic footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

We rely heavily on technology to operate our business and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation.

Our ability to attract and retain customers and compete effectively depends upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption, failure or breach to our technology infrastructure (including services provided to us for use in our business by outside providers), including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or costs. Our cybersecurity and technology infrastructure (including services provided to us for use in our business by outside providers) may experience errors, interruptions, delays or damage from a number of causes, including power outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, automated systems and technology, including our website, gives rise to cybersecurity risks. Although we have systems and processes in place designed to protect against the risk of system failure and cyber-attacks, the techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract, retain and service customers, damage our reputation and brand, expose us to a loss of information or demand for payment of ransom or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. The Company maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial losses. Disruptions to our technology could have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business continues to demand the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our operating results.

Technology and new market entrants may also disrupt the way we, and our competitors operate. We expect our customers to continue to demand more sophisticated systems and technology-driven solutions from their suppliers. If we do not pursue technological advances or engage in innovation, or if the new technology doesn’t yield the results we expect, we may be placed at a competitive disadvantage, lose customers, incur higher costs or fail to meet our growth strategy. A failure to successfully pursue technological advances could have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, such as the formerly proposed Employee Free Choice Act, or the National Labor Relations Board or other federal agencies could issue regulations or administrative changes, which could make it significantly easier for unionization efforts to be successful. If this bill or a variation of it is enacted in the future or if federal regulations regarding labor relations are changed, it could have an adverse impact on our financial condition, results of operations, liquidity and cash flows. Our expansion into new geographic territory, including the Northeast, could increase our overall risk of unionization. There can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which would have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

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

Our business model is also dependent on cost and availability of terminal facilities in key metropolitan areas. Shortages in the availability of suitable real estate or delays in construction due to difficulties in obtaining permits or approvals may result in significant additional investment in leasing, purchasing or building facilities, increase our operating expenses, reduce our revenues, restrict our ability to grow or expand into new markets and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

Capacity and infrastructure constraints could adversely affect service and operating efficiency.

We may experience capacity constraints due to increased demand for transportation services and decaying highway infrastructure. The 2015 FAST Act highway law that provided funding for infrastructure improvements was set to expire in September 2020, but was extended for an additional year. Bills that would provide significant federal funding to improve and maintain the nation’s deteriorating infrastructure have not been passed. Poor infrastructure conditions and roadway congestion could slow service times, reduce our operating efficiency and increase maintenance expense. Some states have taken infrastructure funding measures into their own hands and have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases. These measures could adversely affect our financial conditions, results of operations, liquidity and cash flows.

We face risks arising from our international business operations and relationships.

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us or subject us to substantial fines. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, anti-corruption law enforcement, the renegotiation of international trade agreements, imposition of duties, taxes or government royalties imposed by foreign governments.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters caused by climate change.

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

The Company and our customers are also vulnerable to the increasing impact of climate change and the potential impact of global warming. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Disasters created by extreme conditions could cause significant damage to or destruction of our facilities and equipment or the infrastructure we need to operate, which could result in temporary or long-term closures of our facilities and disruptions to our operations. Damage caused by disasters could cause the Company to incur significant expense for repair or replacement of damaged or destroyed facilities and equipment and potential increase in fuel prices and insurance costs. This could also result in loss or damage to employee homes or being unable to relocate key employees. This could result in adverse impact to the available workforce, damage to or destruction of freight and tractors and trailers, cancellation of orders, and breaches of customer contracts leading to reduced revenue. The Company has previously experienced severe weather events, including floods in Houston and unseasonal snowstorms in the Southeast and Southwest. Similar events could disrupt our facilities or operations. The continued impacts of climate change could adversely affect our financial condition, results of operations, liquidity and cash flows.

We face risks related to the geographic concentration of our customers.

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

Our business is highly capital intensive. Our net capital expenditures for 2020 were approximately $219 million inclusive of equipment acquired with finance leases. Additionally, we anticipate net capital expenditures in 2021 of approximately $275 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods prior to replacement, possibly increasing our maintenance costs. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

An increase in the cost of healthcare benefits could have a negative impact on our business.

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

Litigation and Regulatory Risks

We face litigation risks that could have a material adverse effect on the operation of our business.

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, alleged violations of federal and state labor and employment laws, securities laws, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have completely stopped offering coverage to trucking companies, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settle claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We may face higher corporate taxes and new regulations.

Single-party control of the United States executive and legislative branches increases the likelihood that our business will be subject to new laws and regulations. The new administration has stated its intention to consider tax law changes, which could increase our corporate tax obligations. We may also face new regulations on a variety of topics, including climate change and greenhouse gas emissions, employment related law, and other healthcare and

Department of Transportation initiatives. Direct and indirect costs incurred to implement these or other potential changes in law or regulation could have a material adverse impact our financial condition, results of operations, liquidity and cash flows.

The engines in our newer tractors are subject to emissions-control regulations that could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have an adverse impact on our business.

Tractor engines that comply with the EPA emission-control design requirements have generally been less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates or improved fuel economy, our financial condition, results of operations, liquidity and cash flows could be adversely affected. In 2020, both the EPA and CARB published proposals to further reduce engine emissions standards for heavy-duty engines. Future strengthening of EPA, CARB or other federal and state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

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

Historically, the EPA has issued regulations that require progressive reductions in exhaust emissions from diesel engines. These regulations increased the cost of replacing and maintaining trucks and increased fuel costs by reducing miles per gallon. Regulations that reduce engine efficiency have the potential to reduce availability of fuel and reduce productivity, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that will disclose drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse was established by the FMCSA in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles based on drug and alcohol violations and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse launched on January 6, 2020 and requires us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ. Implementation and future compliance with the clearinghouse may result in a reduction of the pool of qualified commercial motor vehicle drivers.

We may incur unforeseen costs from new and existing data privacy laws.

There have been increased regulatory efforts regarding data protection and transparency in how personally identifiable information is used and stored in the U.S. and other countries. For example, the European Union (EU) General Data Protection Regulation (GDPR), effective May 2018, imposes strict rules on controlling and processing personal data regarding data subjects in the EU. Other governments have enacted similar data protection laws, including the State of California’s California Consumer Privacy Act of 2018 (CCPA) as amended and extended by the California Privacy Rights Act in November of 2020. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with the new data protection laws may increase our compliance costs or require alterations to our data handling practices. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, financial condition, results of operations, liquidity and cash flows. The increasing scope and complexity and the uncertainty of the interpretation and enforcement of these laws create regulatory risks.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business and operations.

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

In addition, there is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. As these climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus may result in new legislation, taxes, regulations and customer requirements, such as limits on vehicle weight and size and limits and restrictions on GHG emissions, which could negatively affect us. Congress has previously considered and may in the future implement restrictions on GHG emissions through a cap-and-trade system under which emitters would be required to buy allowances to offset emissions of greenhouse gas. In addition, several states, including states where we conduct business, are considering various greenhouse gas registration and reduction programs. The EPA, prompted by judicial interpretation of the Clean Air Act, could also decide to regulate GHG emissions. These regulations could cause us to incur additional taxes or direct costs and capital expenditures to make changes to our operations in order to comply with any new regulations and customer requirements. The regulations could also cause delays in our operations if they require the Company to be subject to a maximum emissions allowance and could result in losses to our revenue. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the FAST Act) in 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMSCA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers or our reputation could be damaged, which could result in decreased demand for our services. The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. While the ultimate impact of CSA is not fully known, it is possible that future CSA rulemaking could adversely impact our ability to attract and retain drivers which would adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business may be adversely impacted by potential future changes in accounting and financial practices.

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

Other Risks

We are unable to predict the extent to which the global COVID-19 pandemic and related impacts will adversely impact our business operations, financial condition, results of operations, liquidity and cash flows.

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

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•

Operations-related risks: We are facing increased operational challenges and have incurred higher operating expenses from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people and goods, both at our own facilities and at those of our customers and suppliers. We have also experienced, and have the potential to experience again in the future, lower demand for our transportation services, increased costs, customer requests for potential payment deferrals, supply chain disruptions and delays and other challenges related directly and indirectly to the COVID-19 pandemic that adversely impact our business. We believe the longer the period of economic and global supply chain disruption continues, the more the adverse impact could be on our business operations, financial performance, financial condition and results of operations.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described in this Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. In particular, see the risk factors regarding “General Economic Conditions,” “Highly Competitive Industry,” “Creditworthiness of Our Customers,” “Significant Ongoing Cash Requirements,” “Credit and Debt Agreements,” “Disruptions in Credit Markets” and “Market Value of Our Common Stock.” Further, the COVID-19 pandemic may also affect our operating and financial results and financial condition in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results or financial condition.

We are subject to increasing investor and customer sensitivity to social and sustainability issues and our failure to address these issues could impact the price of our stock and the demand for our services.

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

Weakness or a loss of confidence in financial markets could adversely impact demand for our services or for our stock.

Weakness or a loss of confidence in the financial markets could cause a decline in our share price and cause broader economic downturns.  An economic downturn could impact the ability of our customers to access capital or credit markets, which may lead to lower demand for our services, increased incidence of customers’ inability to pay their accounts, or insolvency of our customers, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Saia is headquartered in Johns Creek, Georgia and has additional general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2020, Saia owned 84 service facilities, including the Houma, Louisiana general office and leased 90 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Saia owns 48 percent of its service facility locations and these locations account for 61 percent of its door capacity. This follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2020, Saia owned approximately 5,700 tractors and 17,400 trailers, inclusive of equipment acquired with finance leases.

The Company has pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure the Company’s obligations under its revolving credit agreement. All terminals shown in the table below as owned by the Company are subject to liens pursuant to the revolving credit agreement, except where noted. See “Financial Condition” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about the revolving credit agreement.

Top 20 Saia Terminals by Number of Doors at December 31, 2020

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	217
Memphis, TN	Own	200
Dallas, TX	Own	174
Fontana, CA	Own	162
Chicago, IL	Lease	153
Indianapolis, IN (1)	Own	147
Garland, TX	Own	145
Harrisburg, PA (1)	Own	130
Phoenix, AZ	Own	121
Nashville, TN	Own	116
Cleveland, OH	Lease	115
Charlotte, NC	Own	108
Kansas City, MO (1)	Own	102
Newburgh, NY	Lease	101
Newark, NJ	Lease	101
Grayslake, IL (1)	Own	100
St. Louis, MO (1)	Own	99
Toledo, OH	Own	96
Philadelphia, PA	Lease	90

(1) Not subject to a lien.
Item 3.	Legal Proceedings

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

Stockholders

As of January 31, 2021, there were 927 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2020 through
October 31, 2020	—	(2)	$—	(2)	—	$—
November 1, 2020 through
November 30, 2020	—	(3)	$—	(3)	—	—
December 1, 2020 through
December 31, 2020	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)

The Saia, Inc. Executive Capital Accumulation Plan sold 60,079 shares of Saia stock at an average price of $146.00 per share on the open market during the period of October 1, 2020 through October 31, 2020.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,700 shares of Saia stock at an average price of $156.47 during the period of November 1, 2020 through November 30, 2020.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 490 shares of Saia stock at an average price of $182.75 per share on the open market during the period of December 1, 2020 through December 31, 2020.

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

	Years ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data and percentages)
Statement of operations:
Operating revenue	$1,822,366	$1,786,735	$1,653,849	$1,404,703	$1,250,391
Operating income	180,321	152,586	141,177	94,710	79,136
Net income	138,340	113,719	104,981	91,129	48,024
Diluted earnings per share	5.20	4.30	3.99	3.49	1.87
Other financial data:
Net cash provided by operating activities	309,145	272,876	256,436	157,846	146,426
Net cash used in investing activities	(218,817)	(281,031)	(222,584)	(181,524)	(117,683)
Depreciation and amortization	134,655	119,135	102,153	87,102	76,240
Balance sheet data:
Cash and cash equivalents	25,308	248	2,194	4,720	1,539
Net property and equipment	1,136,027	1,052,599	893,058	735,780	604,119
Total assets	1,548,774	1,415,693	1,133,743	967,315	800,213
Total debt	70,976	136,430	122,859	132,916	73,804
Total stockholders’ equity	961,288	815,226	695,864	582,494	483,052
Measurements:
Operating ratio(1)	90.1%	91.5%	91.5%	93.3%	93.7%
Non-GAAP Diluted Earnings Per Share and Reconciliation to GAAP (2):
Diluted earnings per share	$5.20	$4.30	$3.99	$3.49	$1.87
Less: Diluted earnings per share impact of Tax Cuts and Jobs Act	-	-	-	(1.30)	-
Adjusted diluted earnings per share	$5.20	$4.30	$3.99	$2.19	$1.87

(1)	The operating ratio is the calculation of operating expenses divided by operating revenue.
(2)

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Annual Report on Form 10-K and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns in the business cycle;
•	operation within a highly competitive industry and efforts to address downward pricing pressures and other factors;
•	industry-wide external factors largely out of our control;
•	cost and availability of qualified drivers, purchased transportation and fuel;
•	insurance and claims expenses and other expense volatility;
•	failure to successfully execute the strategy to expand our service geography;
•	disruption in or failure of our technology or equipment including services essential to our operations;
•	failure to keep pace with technological developments;
•	labor relations, including the adverse impact should a portion of our workforce become unionized;
•	cost and availability of real property and revenue equipment;
•	capacity and highway infrastructure constraints;
•	risks arising from international business operations and relationships;
•	seasonal factors, harsh weather and disasters caused by climate change;
•	economic declines in the geographic regions or industries in which our customers operate;
•	the creditworthiness of our customers and their ability to pay for services;
•	our need for capital and uncertainty of the credit markets;
•	the possibility of defaults under our debt agreements (including violation of financial covenants);
•	failure to operate and grow acquired businesses in a manner that support the value allocated to acquired businesses;
•	dependence on key employees;
•	increased costs of healthcare benefits;
•	social media risks;
•	failure to make future acquisitions or to achieve acquisition synergies;
•	the effect of litigation and class action lawsuits, including impacts on the cost and availability of insurance coverage,
•	the potential of higher corporate taxes and new regulations;
•

the effect of specified governmental regulations, including but not limited to Hours of Service, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, the Food and Drug Administration, Homeland Security, healthcare and environmental regulations;

•	unforeseen costs from new and existing data privacy laws;
•	changes in accounting and financial practices;

•

widespread outbreak of an illness or any other communicable disease, including the COVID-19 pandemic, or any other health crisis or business disruptions that may arise from the COVID-19 pandemic in the future;

•	increasing investor and customer sensitivity to social and sustainability issues;
•	anti-terrorism measures and terrorist events;
•	provisions in our governing documents that may have anti-takeover effects;
•	issuances of equity that would dilute stock ownership; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to pursue geographic expansion to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment that is improving customer experience, operational efficiencies and Company image.

COVID-19.

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country.  Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting where possible. Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations.

Beginning in the latter part of the first quarter of 2020, we experienced lower demand for our transportation services along with increased costs and other challenges related to COVID-19 that adversely affected our business, particularly in the second quarter of 2020 with a subsequent rebound in volumes in the third and fourth quarters of 2020. We believe we have significant liquidity available to continue business operations during this volatile period. As discussed in the “Financial Condition” section below, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2020.

Overview.

The Company’s operating revenue increased by 2.0 percent in 2020 compared to 2019. The increase resulted primarily from pricing actions, including a 5.9 percent general rate increase taken on February 3, 2020, for customers subject to general rate increases.

Consolidated operating income was $180.3 million for 2020 compared to $152.6 million in 2019. The increase in 2020 operating income resulted primarily from pricing actions as well as decreases in fuel costs, partially offset by salary and wage increases, higher purchase transportation costs, increased depreciation expense and slightly lower shipments due to the effects of COVID-19 on the first half of the year.

The Company generated $309.1 million in net cash provided by operating activities in 2020 versus $272.9 million in 2019. The Company used $218.8 million of net cash in investing activities during 2020 compared to $281.0 million during 2019.

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

The Company had $65.3 million of net cash used in financing activities during 2020 compared to $6.2 million of net cash provided by financing activities during 2019. The Company had a $71.9 million decrease in net borrowings (net of repayments) under its revolving credit facility during 2020 compared to 2019 and made scheduled principal payments for finance lease obligations of $19.5 million during 2020. Outstanding letters of credit were $29.0 million and the cash and cash equivalents balance was $25.3 million as of December 31, 2020. The Company had $272.8 million in remaining availability under its revolving credit facility and $71.0 million in obligations under finance leases at December 31, 2020. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2020. See “Financial Condition” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While more than 97% of its revenue is derived from transporting LTL shipments across 44 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2020, 2019 and 2018

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2020	2019	2018	'20 v. '19	'19 v. '18

Operating Revenue	$1,822,366	$1,786,735	$1,653,849	2.0%	8.0%
Operating Expenses:
Salaries, wages and employees’ benefits	963,260	947,911	872,722	1.6	8.6
Purchased transportation	141,369	129,980	123,904	8.8	4.9
Depreciation and amortization	134,655	119,135	102,153	13.0	16.6
Fuel and other operating expenses	402,761	437,123	413,893	(7.9)	5.6
Operating Income	180,321	152,586	141,177	18.2	8.1
Operating Ratio	90.1%	91.5%	91.5%	(1.4)	(0.0)
Nonoperating Expense	4,043	5,934	5,344	(31.9)	11.0
Working Capital (as of December 31, 2020, 2019 and 2018)	(4,058)	(8,867)	4,063	(54.2)	(318.2)
Net Acquisitions of Property and Equipment	218,817	281,031	222,584	(22.1)	26.3
Saia LTL Freight Operating Statistics:
LTL Tonnage	4,842	4,820	4,801	0.5	0.4
LTL Shipments	7,371	7,409	7,103	(0.5)	4.3
LTL Revenue per hundredweight	$18.33	$18.05	$16.80	1.6	7.4

Year ended December 31, 2020 as compared to year ended December 31, 2019

Revenue and volume

Consolidated revenue increased 2.0 percent to $1.8 billion primarily as a result of pricing actions and terminal expansion, partially offset by a decrease in fuel surcharge revenue as a result of lower fuel prices.  The economic environment over the past few years permitted the Company to implement measured pricing actions to improve yield. As a result of these increased rates, along with increased length of haul, Saia’s LTL revenue per hundredweight (a measure of yield) increased 1.6 percent to $18.33 per hundredweight for 2020. Saia’s LTL tonnage also increased 0.1 percent per workday while LTL shipments decreased 0.9 percent per workday for 2020, as a result of lower volumes in the first half of 2020. Overall LTL revenue per shipment increased 2.6 percent in 2020 due to the yield improvements discussed above. Additionally, LTL weight per shipment increased 1.0 percent during 2020. For 2020 and 2019, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented a 5.9 percent general rate increase on February 3, 2020. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 11.1 percent of operating revenue for the year ended December 31, 2020 compared to 13.0 percent for the year ended December 31, 2019 primarily as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $180.3 million in 2020 compared to $152.6 million in 2019. In summary, the operations were favorably impacted in 2020 by higher tonnage and yield, which were partially offset by salary and wage increases, higher purchase transportation costs, and increased depreciation expense. The 2020 operating ratio (operating expenses divided by operating revenue) decreased to 90.1 percent as compared to 91.5 percent in 2019.

Salaries, wages and benefits expense increased $15.3 million in 2020 compared to 2019 largely due to an overall increase in paid time off, a result of the additional five days awarded to all hourly employees in dealing with the impacts of COVID-19, and higher healthcare benefit costs. Fuel, operating expenses and supplies decreased $40.8 million during 2020 compared to 2019 largely due to decreased fuel costs, in addition to a reduction of other operating expenses and supplies, partially attributable to the recalibration of our cost structure as volumes slowed in the first half of 2020.  Claims and insurance expense in 2020 was $6.7 million higher than 2019 largely due to increased insurance premiums in 2020 along with accident severity, particularly in the first half of 2020. The Company can experience volatility in accident expense as a result of its self-insurance structure which provides for retention amounts ranging from $2 million to $10 million per occurrence. Depreciation expense increased $15.5 million in 2020 compared to 2019 primarily due to revenue equipment, real estate and technology investments in 2020. Purchased transportation expense increased $11.4 million in 2020 compared to 2019 primarily due to increased surges in demand in the latter half of 2020 and capacity constraints in the internal network.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2020 was $1.5 million less than 2019 due to decreased average borrowings resulting from the $62.2 million decrease in investing activities in 2020. The effective income tax rate was 21.5 percent and 22.5 percent for the years ended December 31, 2020 and 2019, respectively. The 2019 and 2020 effective income tax rates include the impact of the tax credits enacted in December 2019 for alternative fuel usage, resulting in an increase in earnings per share of $0.04 and $0.07 for 2020 and 2019, respectively. See Note 10 to the Company’s audited consolidated financial statements for an analysis of the income tax provision, impacts of the alternative fuel tax credits and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2020 was negative $4.1 million which increased from working capital at December 31, 2019 of negative $8.9 million. This increase is primarily due to an increase in cash and cash equivalents and accounts receivable, partially offset by increases in accrued taxes and claims and insurance accruals. Cash flows from operating activities were $309.1 million for 2020 versus $272.9 million for 2019 largely driven by increased profitability. For 2020, net cash used in investing activities was $218.8 million versus $281.0 million in 2019 primarily due to lower capital expenditures for real estate, technology and revenue equipment during 2020 due to management’s decision to reduce expenditures in light of uncertainty associated with COVID-19. Net cash used in financing activities was $65.3 million in 2020 versus $6.2 million in net cash provided by financing activities in 2019 primarily driven by a decrease in the net borrowings (net of repayments) under our revolving credit facility of $71.9 million from 2020 compared to 2019.

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

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains uncertainty as to the strength of economic conditions. We are continuing initiatives to increase yield, reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable segments, further expanding our service geography, as well as pricing and yield management. On January 18, 2021 and February 3, 2020 Saia implemented 5.9 percent general rate increases, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The extent of success of this revenue initiative is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective January 2021, the Company implemented a salary and wage increase of approximately 3.5 percent for all of its employees. The cost of the compensation increase is expected to be approximately $30.6 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company builds market share, including through its geographic expansion, it expects there to be numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers and purchased transportation, fuel, insurance claims, cost and availability of insurance, regulatory changes, successful expansion of our service geography and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

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

At December 31, 2020, the Company had no borrowings outstanding under its revolving credit line and outstanding letters of credit of $27.2 million under the Amended Credit Agreement. At December 31, 2019, the Company had $45.9 million of outstanding borrowings and outstanding letters of credit of $26.1 million under the

Restated Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven year terms covering revenue equipment totaling $71.0 million and $90.5 million as of December 31, 2020 and 2019, respectively. Amortization of assets held under the finance leases is included in depreciation expense. The weighted average interest rates for the finance leases at December 31, 2020 and 2019 is 3.48% and 3.44%, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under its revolving credit agreement, which was $272.8 million at December 31, 2020, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2020.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2021 are approximately $275 million, inclusive of equipment acquired using finance leases. This compares to 2020 net capital expenditures of $219 million for property and equipment, inclusive of equipment acquired using finance leases. Projected 2021 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives.

See “Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Actual net capital expenditures, inclusive of equipment acquired using finance leases, are summarized in the following table (in millions):

	Years ended
	2020	2019	2018
Land and structures:
Additions	$75.0	$82.5	$75.6
Sales	(5.9)	—	(1.8)
Revenue equipment, net	131.9	181.0	161.8
Technology and other	17.8	23.7	16.1

Total	$218.8	$287.2	$251.7

In addition to the amounts disclosed in the table above, the Company had an additional $16.3 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2020. In 2020, no revenue equipment was acquired with finance leases. Included in the 2019 and 2018 revenue equipment expenditures are finance leases totaling $6.2 million and $29.1 million, respectively.

Off Balance Sheet Arrangements

In accordance with U.S. generally accepted accounting principles, our operating leases with original maturities of less than one year are not recorded in our consolidated balance sheet; however, the future minimum lease payments are included in the “Contractual Obligations” table below. See the notes to the accompanying audited consolidated financial statements included in this Form 10-K for additional information. In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.5 million for 2021 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2020.

Contractual Obligations

The following tables set forth a summary of our contractual obligations and other commercial commitments as of December 31, 2020 (in millions):

	Payments due by year
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Leases:
Finance Leases (1)	22.8	21.0	15.4	10.7	5.5	0.7	76.1
Operating leases (2)	28.6	25.3	21.1	17.5	13.3	36.9	142.7
Purchase obligations (2)	23.0	—	—	—	—	—	23.0
Total contractual obligations	$74.4	$46.3	$36.5	$28.2	$18.8	$37.6	$241.8

(1)

See Note 2 to the accompanying audited consolidated financial statements in this Form 10-K. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	See Note 3 to the accompanying audited consolidated financial statements in this Form 10-K.

	Amount of commitment expiration by year
	2021	2022	2023	2024	2025	Thereafter	Total
Other commercial commitments:
Available line of credit(1)	$—	$—	$—	$—	$272.8	$—	$272.8
Letters of credit	29.0	—	—	—	—	—	29.0
Surety bonds	59.9	—	—	—	—	—	59.9
Total commercial commitments	$88.9	$—	$—	$—	$272.8	$—	$361.7

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.1 million for uncertain tax positions and accrued interest and penalties of $0.1 million related to the uncertain tax positions as of December 31, 2020. The Company cannot reasonably estimate the timing of cash settlement with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At December 31, 2020, the Company has $95.8 million in claims, insurance and other liabilities.  The Company cannot reasonably estimate the timing of cash settlement with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the notes to the consolidated financial statements set forth in this Form 10-K for the year ended December 31, 2020. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2020 with comparative information as of December 31, 2019. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively. The fair value of the finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2020		2019
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$20.6	$19.5	$14.5	$10.3	$5.4	$0.7	$71.0	$71.2	$90.5	$90.6
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—	$45.9	$45.9
Average interest rate	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and related amendments.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $49.6 million, and claims, insurance, and other (non-current) of $46.2 million, as of December 31, 2020.

We identified the evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims as a critical audit matter because of the inherent uncertainty in the amounts that will ultimately be paid to settle these claims. Factors that may affect the settlement cost of claims include the length of time the claim remains open, its potential severity, and the results of litigation. Additionally, the Company’s liabilities include estimates for future development of claims and specialized skills were needed to evaluate the actuarial methods and assumptions used to make these estimates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance processes, including controls over the methods and assumptions used in estimating the liability. We evaluated the Company’s estimated liabilities for self-insured workers’ compensation and bodily injury claims by selecting a sample of claims and considering current available information, which may include legal claims, incident and case reports, historical experience, and attorneys’ letters we received directly from the Company’s external counsel.  In addition, we involved an actuarial professional with specialized skills and knowledge, who assisted by comparing the Company’s actuarial methods with generally accepted actuarial methods and evaluating the key assumptions used in determining the liabilities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Atlanta, Georgia

February 24, 2021

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2019

ASSETS
Current Assets:
Cash and cash equivalents	$25,308	$248
Accounts receivable, less allowances of $5,666 in 2020 and $3,742 in 2019	216,899	196,119
Prepaid expenses	19,505	18,542
Income tax receivable	96	8,288
Other current assets	9,888	9,182
Total current assets	271,696	232,379
Property and Equipment, at cost	1,901,244	1,739,222
Less-accumulated depreciation and amortization	765,217	686,623
Net property and equipment	1,136,027	1,052,599
Operating Lease Right-of-Use Assets	113,715	103,890
Goodwill	12,105	12,105
Identifiable Intangibles, net	8,216	9,379
Other Noncurrent Assets	7,015	5,341
Total assets	$1,548,774	$1,415,693

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$89,381	$83,621
Wages, vacation and employees’ benefits	55,392	49,668
Claims and insurance accruals	49,613	36,888
Other current liabilities	40,571	32,644
Current portion of long-term debt	20,588	19,405
Current portion of operating lease liability	20,209	19,020
Total current liabilities	275,754	241,246
Other Liabilities:
Long-term debt, less current portion	50,388	117,025
Operating lease liability, less current portion	95,321	86,239
Deferred income taxes	119,818	111,555
Claims, insurance and other	46,205	44,402
Total other liabilities	311,732	359,221
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,236,570 and 25,936,532 shares issued and outstanding at December 31, 2020 and 2019, respectively	26	26
Additional paid-in-capital	267,666	260,871
Deferred compensation trust, 91,888 and 143,987 shares of common stock at cost at December 31, 2020 and 2019, respectively	(2,944)	(3,871)
Retained earnings	696,540	558,200
Total stockholders’ equity	961,288	815,226
Total liabilities and stockholders’ equity	$1,548,774	$1,415,693

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

(in thousands, except per share data)

	2020	2019	2018

Operating Revenue	$1,822,366	$1,786,735	$1,653,849
Operating Expenses:
Salaries, wages and employees’ benefits	963,260	947,911	872,722
Purchased transportation	141,369	129,980	123,904
Fuel, operating expenses and supplies	299,234	340,056	325,000
Operating taxes and licenses	56,294	54,397	50,089
Claims and insurance	49,761	43,073	38,425
Depreciation and amortization	134,655	119,135	102,153
Operating (gains) losses, net	(2,528)	(403)	379
Total operating expenses	1,642,045	1,634,149	1,512,672
Operating Income	180,321	152,586	141,177
Nonoperating Expenses (Income):
Interest expense	5,177	6,688	5,418
Other, net	(1,134)	(754)	(74)
Nonoperating expenses, net	4,043	5,934	5,344
Income Before Income Taxes	176,278	146,652	135,833
Income Tax Expense	37,938	32,933	30,852
Net Income	$138,340	$113,719	$104,981

Weighted average common shares outstanding – basic	26,140	25,952	25,762
Weighted average common shares outstanding – diluted	26,592	26,435	26,291

Basic Earnings Per Share	$5.29	$4.38	$4.08
Diluted Earnings Per Share	$5.20	$4.30	$3.99

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2020, 2019 and 2018

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2017	25,551,617	$26	$246,454	$(3,486)	$339,500	$582,494
Stock compensation, including options and long-term incentives	5,184	—	4,509	—	—	4,509
Director deferred share activity	—	—	1,111	—	—	1,111
Exercise of stock options less shares withheld for taxes	103,703	—	4,165	—	—	4,165
Shares issued for long-term incentive awards, net of shares withheld for taxes	33,147	—	(1,396)	—	—	(1,396)
Purchase of shares by Deferred Compensation Trust	—	—	(105)	(700)	—	(805)
Sale of shares by Deferred Compensation Trust	—	—	—	805	—	805
Net income	—	—	—	—	104,981	104,981

BALANCE at December 31, 2018	25,693,651	26	254,738	(3,381)	444,481	695,864
Stock compensation, including options and long-term incentives	—	—	4,977	—	—	4,977
Director deferred share activity	49,750	—	1,210	—	—	1,210
Exercise of stock options less shares withheld for taxes	107,171	—	2,927	—	—	2,927
Shares issued for long-term incentive awards, net of shares withheld for taxes	85,960	—	(3,471)	—	—	(3,471)
Purchase of shares by Deferred Compensation Trust	—	—	687	(770)	—	(83)
Sale of shares by Deferred Compensation Trust	—	—	(197)	280	—	83
Net income	—	—	—	—	113,719	113,719

BALANCE at December 31, 2019	25,936,532	26	260,871	(3,871)	558,200	815,226
Stock compensation, including options and long-term incentives	—	—	6,306	—	—	6,306
Director deferred share activity	132,421	—	1,230	—	—	1,230
Exercise of stock options less shares withheld for taxes	108,240	—	3,786	—	—	3,786
Shares issued for long-term incentive awards, net of shares withheld for taxes	59,377	—	(3,600)	—	—	(3,600)
Purchase of shares by Deferred Compensation Trust	—	—	1,275	(1,275)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(2,202)	2,202	—	—
Net income	—	—	—	—	138,340	138,340

BALANCE at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

(in thousands)

	2020	2019	2018

Operating Activities:
Net income	$138,340	$113,719	$104,981
Noncash items included in net income:
Depreciation and amortization	134,655	119,135	102,153
Provision for doubtful accounts	4,271	2,804	1,978
Deferred income taxes	8,263	24,662	27,470
Loss (gain) from property disposals, net	(2,528)	(403)	379
Stock-based compensation	7,536	6,187	5,619
Changes in operating assets and liabilities:
Accounts receivable	(25,051)	(16,979)	(12,981)
Accounts payable	5,772	10,320	10,608
Other working capital items, net	33,344	4,203	15,537
Claims, insurance and other	1,804	7,504	(2,740)
Other, net	2,739	1,724	3,432
Net cash provided by operating activities	309,145	272,876	256,436
Investing Activities:
Acquisition of property and equipment	(231,142)	(287,655)	(223,672)
Proceeds from disposal of property and equipment	12,325	6,624	1,088
Net cash used in investing activities	(218,817)	(281,031)	(222,584)
Financing Activities:
Repayment of revolving credit agreement	(369,001)	(331,188)	(233,888)
Borrowing of revolving credit agreement	323,072	357,117	210,888
Proceeds from stock option exercises	3,786	2,927	4,165
Shares withheld for taxes	(3,600)	(3,471)	(1,396)
Debt issuance costs	—	(649)	—
Repayment of finance leases	(19,525)	(18,527)	(16,147)
Net cash (used in) provided by financing activities	(65,268)	6,209	(36,378)
Net Increase (Decrease) in Cash and Cash Equivalents	25,060	(1,946)	(2,526)
Cash and cash equivalents, beginning of year	248	2,194	4,720
Cash and cash equivalents, end of year	$25,308	$248	$2,194

Non Cash Investing Activities
Equipment financed with finance leases	$—	$6,169	$29,090

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020, 2019 and 2018

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (Saia or the Company) are headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (“LTL”) motor carrier with more than 97% of its revenue historically derived from transporting LTL shipments for customers.  In addition to the core LTL services provided in 44 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

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

Property and Equipment Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	7 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2020	2019
Land	$116,187	$106,024
Structures	440,015	389,096
Tractors	583,711	524,901
Trailers	426,000	411,269
Other revenue equipment	96,912	92,875
Technology equipment and software	141,735	127,408
Other	96,684	87,649

Total property and equipment, at cost	$1,901,244	$1,739,222

Maintenance and repairs are charged to operations while replacements and improvements that extend the asset’s life are capitalized. The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization of property and equipment was $133.5 million, $117.9 million and $100.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Depreciation and amortization expense includes amortization of assets under finance leases. At December 31, 2020, trailers acquired under finance leases had a gross carrying value of $138.0 million and accumulated depreciation of $40.1 million. At December 31, 2019, trailers acquired under finance leases had a gross carrying value of $138.2 million and accumulated depreciation of $30.8 million.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2020, 2019, and 2018, the Company capitalized $0.8 million, $1.5 million, and $1.1 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Claims and insurance accruals, both current and long-term, reflect the estimated total settlement costs of claims for workers’ compensation (discounted to present value), cargo loss and damage, and bodily injury and property damage not covered by insurance. These costs are included in claims and insurance expense, except for workers’ compensation, which is included in employees’ benefits expense. The liabilities are included in claims and insurance reserves based on estimates of claims incurred. Liabilities for unsettled claims and claims incurred but not yet reported are actuarially determined with respect to workers’ compensation claims and with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and past experience.  For workers’ compensation, the amount of the discount at December 31, 2020 and December 31, 2019 was $1.8 million and $3.8 million, respectively.

Risk retention amounts per occurrence during the three years ended December 31, 2020, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage (1)	2,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000
(1) $10 million for period March 1, 2018 - February 28, 2019.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $1.8 million reduction in insurance premium expense in 2020.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims experience since inception of the policy, no such additional premium was accrued at December 31, 2020.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

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

Credit Risk:     The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 5.0 percent of accounts receivable at year end. Allowances for potential credit losses are based on historical loss experience, current economic environment, expected trends and customer specific factors.

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

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $4.6 million, $6.1 million, and $3.9 million in 2020, 2019 and 2018, respectively.

Financial Instruments:    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2020 and 2019, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Credit Agreement with Banks, described below	$—	$45,929
Finance Leases, described below	70,976	90,501
Total debt	70,976	136,430
Less: current portion of long-term debt	20,588	19,405
Long-term debt, less current portion	$50,388	$117,025

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

At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement. At December 31, 2019, the Company had borrowings of $45.9 million and outstanding letters of credit of $26.1 million under the Amended Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven year terms which include obligations collateralized by revenue equipment totaling $71.0 million and $90.5 million as of December 31, 2020 and 2019, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rate for the finance leases at December 31, 2020 and 2019 is 3.48% and 3.44%, respectively.

Other

The Company paid cash for interest of $5.9 million, $6.4 million, and $5.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The estimated fair value of total debt at December 31, 2020 and 2019 is $71.2 million and $136.5 million, respectively. The carrying amount of debt related to the revolving credit facility approximated fair value as of December 31, 2020 and 2019 due to the existence of variable interest rates, which approximate market rates. The fair value of the finance leases is based on current market interest rates for similar types of financial instruments which reflect Level 2 inputs.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2021	$22,756
2022	21,020
2023	15,441
2024	10,677
2025	5,517
Thereafter	714
Total	76,125
Less: Amounts Representing Interest on Finance Leases	5,149
Total	$70,976

3.    Commitments, Contingencies and Uncertainties

The Company leases certain service facilities and equipment. Rent expense was $30.6 million, $25.6 million, and $23.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2021	$28,620
2022	25,263
2023	21,143
2024	17,529
2025	13,329
Thereafter	36,844
Total	$142,728

Management expects that in the normal course of business, leases will be renewed or replaced as they expire.

Capital expenditures committed were $21.9 million at December 31, 2020. As of December 31, 2020 and 2019, the Company had $16.3 million and $16.3 million, respectively, of capital expenditures in accounts payable.

Other

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs.  The Company’s pro rata share of these outstanding letters of credit was $1.8 million at December 31, 2020 and 2019.

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

As of December 31, 2020 and 2019, approximately $100.1 million and $111.5 million, respectively, of finance leased assets, net of depreciation and amortization, were included in Property and Equipment.  Accumulated depreciation and amortization for these assets totaled $48.7 million and $37.5 million as of the same periods ended.

	2020	2019
Lease Cost	(in thousands)

Finance lease cost:
Amortization of right-of-use assets	$11,290	$11,298
Interest on lease liabilities	2,780	3,412
Operating lease cost (includes variable and sublease costs as they are immaterial)	27,960	23,315
Short-term lease cost	6,355	5,231
Total lease cost	$48,385	$43,256

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	—	6,165
Right-of-use assets obtained in exchange for new operating lease liabilities	33,396	50,044

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

	2020	2019
	(in thousands)	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$2,780	$3,412
Operating cash flows from operating leases	27,660	23,760
Finance cash flows from finance leases	19,525	18,527
Weighted-average remaining lease term - finance leases (years)	3.2	4.1
Weighted-average remaining lease term - operating leases (years)	6.3	6.4
Weighted-average discount rate - finance leases	3.48%	3.44%
Weighted-average discount rate - operating leases	4.7%	4.8%

As of December 31, 2020, maturities of lease liabilities were as follows:

Maturity of Lease Liabilities (in thousands)	Operating Leases	Finance Leases
2021	$25,968	$22,756
2022	25,263	21,020
2023	21,143	15,441
2024	17,529	10,677
2025	13,329	5,517
Thereafter	37,521	714
Total lease payments	140,753	76,125
Less: Interest	25,223	5,149
Present value of lease liabilities	$115,530	$70,976

5.    Goodwill and Other Intangible Assets

The changes in gross carrying amounts of goodwill are as follows (in thousands):

Goodwill
December 31, 2018	$12,105
Goodwill acquired	—
December 31, 2019	12,105
Goodwill acquired	—

December 31, 2020	$12,105

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

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2020		December 31, 2019
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$11,692	$19,000	$10,629
Trademarks (useful life of 15 years)	1,500	592	1,500	492

Total	$20,500	$12,284	$20,500	$11,121

Amortization expense for intangible assets was $1.2 million, $1.2 million and $1.4 million for 2020, 2019 and 2018, respectively. Estimated amortization expense for the next five years is as follows (in thousands):

Amount
2021	$1,163
2022	1,008
2023	853
2024	853
2025	853

6.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2020	2019	2018
Numerator:
Net income	$138,340	$113,719	$104,981
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,140	25,952	25,762
Effect of dilutive stock options and restricted stock	108	126	160
Effect of other common stock equivalents	344	357	369
Denominator for diluted earnings per share–adjusted weighted average common shares	26,592	26,435	26,291

Basic Earnings Per Share	$5.29	$4.38	$4.08

Diluted Earnings Per Share	$5.20	$4.30	$3.99

In 2020, there were no anti-dilutive options or restricted stock. In 2019, options and restricted stock for 108,078 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2020	2019	2018
Shares of common stock purchased	16,660	11,240	10,390
Aggregate purchase price of shares purchased	$1,274,641	$769,847	$700,234
Shares of common stock sold	68,759	10,867	37,086
Aggregate sale price of shares sold	$9,722,577	$787,021	$2,777,630

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 89,696 and 208,587 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2020 and 2019, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

8.    Stock-Based Compensation

ASC 718 requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. For the year ended December 31, 2020, 2019, and 2018 the associated cash flows from operating activities were $2.3 million, $2.9 million, and $0.6 million, respectively.

The stockholders of the Company approved the 2018 Omnibus Incentive Plan (the 2018 Omnibus Plan) and the Second Amended and Restated 2011 Omnibus Incentive Plan (the 2011 Omnibus Plan) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The 2018 Omnibus Plan has 1,100,000 shares of common stock reserved.  The 2011 Omnibus Plan had a total of 2,350,000 shares of common stock reserved. Following stockholder approval of the 2018 Omnibus Plan, no additional awards have been made under the 2011 Omnibus Plan.

The 2018 Omnibus Plan and the 2011 Omnibus Plan provide for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; restricted stock units; and Performance Unit Awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date are non-qualified stock options, have vesting over three years, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. Outstanding stock options held by non-employee directors totaled 53,450 shares as of December 31, 2020, and were all granted to the director while employed by Saia.  No stock options have been granted to non-employee directors under the 2018 Omnibus Plan or the 2011 Omnibus Plan.

The 2011 Omnibus Plan provided for an annual grant to each non-employee director of no more than 12,000 shares with the exact number of shares granted each year determined by the Compensation Committee of the Board. These share awards vest over three years subject to acceleration of vesting upon leaving the Board (other than for cause) or a change in control. Shares issued to each non-employee director under this provision were 1,363 for the year ended December 31, 2018.

Non-employee directors were also issued in lieu of cash compensation in the aggregate 9,379, 13,204 and 11,577 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2020, 2019 and 2018, respectively.

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation Committee. For 2020 and 2019, each non-employee director was granted 1,098 and 1,514 shares, respectively of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

  At December 31, 2020 and 2019, 449,751 and 519,633 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. At December 31, 2020 and 2019, 915,000 and 988,239 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan and 2011 Omnibus Plan.

The years ended December 31, 2020, 2019 and 2018 had stock option and restricted stock compensation expense of $2.8 million, $2.2 million and $2.1 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2020, there is unrecognized compensation expense of $3.4 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.

The following table summarizes stock option activity for the year ended December 31, 2020 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (000’s)
Outstanding at December 31, 2019	212,160	$51.62
Granted	48,840
Exercised	(108,240)
Forfeited	(3,840)

Outstanding at December 31, 2020	148,920	$79.20	5.2	$15,130

Exercisable at December 31, 2020	-	$-	-	$-

The total intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $8.3 million, $4.9 million, and $3.5 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2020, 2019 and 2018 was $25.40, $18.25, and $23.74, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2020, 2019 and 2018 was $15.49, $9.99, and $15.41, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Risk-free interest rate	1.66%	2.70%	2.24%
Expected life in years	3.2	3.1	4.2
Expected volatility	32.80%	35.57%	36.31%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield in effect at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2020 and changes during the year ended December 31, 2020:

	Options	Weighted Average Grant-date Fair Value
Unvested at December 31, 2019	147,030	$18.99
Granted	48,840	25.40
Vested	(43,110)	15.49
Forfeited	(3,840)	20.51

Unvested at December 31, 2020	148,920	$22.07

The Company granted shares of restricted stock to certain key executives in September 2014, May 2015, February 2016, August 2017, May and November 2019, and July 2020. All of these shares of restricted stock awards vest 25% after three years, 25% after four years and the remaining 50% after five years assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change in control. Commencing in 2017, the Company began granting shares of restricted stock as part of its long-term incentive plan.  These shares of restricted stock cliff vest in three years, subject to earlier vesting upon a change in control. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2020:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2019	87,143	$57.35
Granted	20,398	104.15
Vested	(25,554)	43.29
Forfeited	(7,831)	68.95

Restricted Stock at December 31, 2020	74,156	$73.84

Performance Unit Awards

The Company granted Performance Unit Awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (TSR) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC 718 with the expense amortized over the three-year vesting period based on the fair value using the Monte Carlo method at the date the awards are granted. Operating results include expense for the Performance Unit Awards of $3.5 million in 2020, $2.8 million in 2019 and $2.4 million in 2018. Shares earned under the Performance Unit Awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 58,662 shares for the January 2018 - December 2020 performance period in February 2021, 69,882 shares for the January 2017 - December 2019 performance period in February 2020, and 128,240 shares for the January 2016 - December 2018 performance period in February 2019. The issuance of shares related to the Performance Unit Awards would range from zero to a maximum of 78,710 shares per year as of December 31, 2020.

9.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans. The plans principally consist of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company suspended its match for three months during 2020 due to COVID-

19.  The Company’s total contributions to the 401(k) savings plans included in continuing operations for the years ended December 31, 2020, 2019 and 2018, were $8.0 million, $10.8 million, and $9.9 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable and upon distribution, the funds invested in the Company’s common stock will be paid out in Company common stock rather than cash. At December 31, 2020 and 2019, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 91,888 and 143,987 shares of the Company’s common stock, respectively, all of which were purchased on the open market. The shares held by the Capital Accumulation Plan are treated similar to treasury shares and deducted from basic shares outstanding for purposes of calculating basic earnings per share. However, because the distributions are required to be made in Company stock, these shares are added back to basic shares outstanding for the purposes of calculating diluted earnings per share.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include performance incentives of $19.0 million, $16.0 million, and $19.9 million in 2020, 2019 and 2018, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' position. Cash performance incentive awards for a year are primarily paid in the first quarter of the following year. Additionally, in July 2020, the Company paid virtually all employees a one-time $250 bonus to compensate for working through difficult conditions created by the COVID-19 pandemic. This totaled approximately $2.6 million.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (ESPP) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 5,682, 8,169, and 6,840 shares in the open market during 2020, 2019 and 2018, respectively.

10.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2020	2019
Depreciation	$153,573	$142,459
Leases	29,036	26,091
Other	3,545	3,076

Gross deferred tax liabilities	186,154	171,626
Allowance for doubtful accounts	(1,325)	(926)
Equity-based compensation	(3,059)	(3,562)
Employee benefits	(5,869)	(5,451)
Leases	(29,028)	(26,082)
Claims and insurance	(22,704)	(18,119)
Other	(4,351)	(5,931)

Gross deferred tax assets	(66,336)	(60,071)

Net deferred tax liability	$119,818	$111,555

The Company has determined that a valuation allowance was not necessary at December 31, 2020 or 2019 for substantially all deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences or future taxable income.

The income tax provision (benefit) for continuing operations consists of the following (in thousands):

	2020	2019	2018
Current:
U.S. federal	$24,311	$5,095	$1,650
State	5,364	3,176	1,732

Total current income tax provision	29,675	8,271	3,382

Deferred:
U.S. federal	8,255	24,137	27,114
State	8	525	356

Total deferred income tax provision	8,263	24,662	27,470

Total income tax provision	$37,938	$32,933	$30,852

A reconciliation between income taxes at the federal statutory rate (21 percent) and the effective income tax provision is as follows (in thousands):

	2020	2019	2018
Provision at federal statutory rate	$37,018	$30,797	$28,525
State income taxes, net	5,664	5,106	4,468
Tax credits	(1,424)	(2,249)	(1,659)
Excess tax benefit on stock compensation	(4,500)	(1,471)	(458)
Other, net	1,180	750	(24)

Total provision	$37,938	$32,933	$30,852

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2017-2020 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2011-2020 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2007 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2020	2019
Gross unrecognized tax benefits at beginning of year	$957	$869
Gross (decreases) increases in tax positions for prior years	(2)	45
Gross increases in tax positions for current year	236	256
Settlements	—	—
Lapse of statute of limitations	(139)	(213)

Gross unrecognized tax benefits at end of year	$1,052	$957

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2020, 2019 and 2018, the Company did not record any interest related to unrecognized tax benefits. The Company had approximately $0.1 million and $0.1 million of accrued interest and penalties at December 31, 2020 and 2019, respectively. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $1.1 million and $1.0 million as of December 31, 2020 and 2019, respectively. The Company paid cash for income taxes of $10.0 million, $15.0 million, and $1.9 million in 2020, 2019 and 2018, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

In February 2018, U.S. federal tax law changes were enacted that reinstated the tax credits for alternative fuel usage for 2017.  The Company recognized the tax credits of approximately $1.0 million in 2018.

In December 2019, U.S. federal tax law changes were enacted that reinstated the tax credits for alternative fuel usage for 2018 and 2019.  The Company recognized the tax credits of approximately $1.0 million in 2020 and $2.0 million in 2019.

11.    Summary of Quarterly Operating Results (unaudited)

(Amounts in thousands, except per share data)

Three months ended, 2020	March 31	June 30	September 30	December 31
Operating revenue	$446,396	$418,114	$481,374	$476,482
Operating income	38,776	35,681	55,216	50,648
Net income	28,111	28,454	41,539	40,236

Basic earnings per share	$1.08	$1.09	$1.59	$1.54

Diluted earnings per share	$1.06	$1.07	$1.56	$1.51

Three months ended, 2019	March 31	June 30	September 30	December 31
Operating revenue	$410,584	$464,195	$468,891	$443,065
Operating income	28,631	51,166	45,359	27,430
Net income	22,259	37,073	32,968	21,419

Basic earnings per share	$0.86	$1.43	$1.27	$0.82

Diluted earnings per share	$0.85	$1.40	$1.25	$0.81

12.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2020, 2019 and 2018

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2020:
Deducted from asset account – Allowance for uncollectible accounts	$3,742	$4,271	$—	$(2,347)	$5,666
Year ended December 31, 2019:
Deducted from asset account – Allowance for uncollectible accounts	4,028	2,804	—	(3,090)	3,742
Year ended December 31, 2018:
Deducted from asset account – Allowance for uncollectible accounts	3,991	1,978	—	(1,941)	4,028

(1)	Primarily uncollectible accounts written off — net of recoveries.

13.    COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country. Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting where possible.  Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities. The Company has considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s 2020 financial position. It is possible that these assumptions and estimates may materially change in the future.

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

During the fourth quarter of 2020 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2020, which report appears on page 44 of this Form 10-K.

Frederick J. Holzgrefe	Chief Executive Officer
Douglas L. Col	Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Information about our Executive Officers”.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2020

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	148,920	$79.20	1,364,751	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	148,920	$79.20	1,364,751

(1)	See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2021, and is incorporated herein by reference.

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

4.1	Description of Securities of the Registrant (incorporated herein by reference to Exhibit 4.1 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 25, 2020).

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

10.3	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.4

SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

10.5.1	Form of Executive Severance Agreement used prior to 2009 (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

10.5.2	Form of Executive Severance Agreement.*

10.5.3

Executive Severance Agreement between Frederick J. Holzgrefe, III and Saia, Inc. dated March 5, 2020 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020).*

10.6	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015) .*

10.7

Employment Agreement between Saia, Inc. and Frederick J. Holzgrefe, III dated March 5, 2020 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020).*

10.8.1

Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*

10.8.2

Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

Exhibit Number	Description of Exhibit
10.8.3

Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).*

10.8.4

Termination of Employment Agreement between Richard D. O’Dell and Saia, Inc. dated March 5, 2020 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020.*

10.9.1

Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*

10.9.2

Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

10.9.3

Termination of Executive Severance Agreement between Richard D. O’Dell and Saia, Inc. dated March 5, 2020 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020). *

10.10	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.11

Form of Restricted Stock Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.25 of Saia Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2011).*

10.12

Form of Performance Unit Award Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.13.1

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded in 2011, 2012, 2013 and 2014 (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.13.2

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options awarded in 2015, 2016, 2017 and 2018 (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.13.3

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2015, 2016, 2017 and 2018 (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.13.4

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2015, 2016, 2017 and 2018 (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.3 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.14	Saia, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 20, 2018).*

10.15

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.23 of Saia's Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.16

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.17.1

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

Exhibit Number	Description of Exhibit

10.17.2

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.3

Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2019 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.4

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2020 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.5

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2020 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.6

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2020 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.7	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2021.*

10.17.8	Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2021.*

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of Saia’s Form 8-K (File No. 0-49983) filed on August 1, 2017).

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 24, 2021	By:	/s/ Douglas L. Col
Douglas L. Col Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick J. Holzgrefe	President and Chief Executive Officer, Saia, Inc. (Principal Executive Officer)	February 24, 2021
Frederick J. Holzgrefe

/s/ Douglas L. Col	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 24, 2021
Douglas L. Col

/s/ Stephanie R. Maschmeier	Vice President and Chief Accounting Officer, Saia, Inc.	February 24, 2021
Stephanie R. Maschmeier	(Principal Accounting Officer)

/s/ Richard D. O’Dell	Chairman, Saia, Inc.	February 24, 2021
Richard D. O’Dell

/s/ Di-Ann Eisnor	Director	February 24, 2021
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 24, 2021
Donna E. Epps

/s/ John P. Gainor, Jr.	Director	February 24, 2021
John P. Gainor, Jr.

/s/ Randolph W. Melville	Director	February 24, 2021
Randolph W. Melville

/s/ Jeffrey C. Ward	Director	February 24, 2021
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 24, 2021
Susan F. Ward