Form 10-Q
period 2021-03-31
SAIA INC
filed 2021-04-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

There were 26,333,692 shares of Common Stock outstanding at April 28, 2021.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2021	December 31, 2020
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$53,260	$25,308
Accounts receivable, net	242,895	216,899
Income tax receivable	—	96
Prepaid expenses and other	52,160	29,393
Total current assets	348,315	271,696
Property and Equipment, at cost	1,918,279	1,901,244
Less: accumulated depreciation	796,511	765,217
Net property and equipment	1,121,768	1,136,027
Operating Lease Right-of-Use Assets	111,737	113,715
Goodwill and Identifiable Intangibles, net	20,030	20,321
Other Noncurrent Assets	8,735	7,015
Total assets	$1,610,585	$1,548,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$121,613	$89,381
Wages, vacation and employees’ benefits	49,007	55,392
Claims and insurance accruals	46,962	49,613
Other current liabilities	48,285	40,571
Current portion of long-term debt	21,055	20,588
Current portion of operating lease liability	20,336	20,209
Total current liabilities	307,258	275,754
Other Liabilities:
Long-term debt, less current portion	44,962	50,388
Operating lease liability, less current portion	93,366	95,321
Deferred income taxes	121,144	119,818
Claims, insurance and other	46,237	46,205
Total other liabilities	305,709	311,732
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,333,692 and 26,236,570 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	26	26
Additional paid-in-capital	267,430	267,666
Deferred compensation trust, 94,888 and 91,888 shares of common stock at cost at March 31, 2021 and December 31, 2020, respectively	(3,669)	(2,944)
Retained earnings	733,831	696,540
Total stockholders’ equity	997,618	961,288
Total liabilities and stockholders’ equity	$1,610,585	$1,548,774

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2021 and 2020

(unaudited)

	First Quarter
	2021	2020
	(in thousands, except per share data)
Operating Revenue	$484,074	$446,396
Operating Expenses:
Salaries, wages and employees' benefits	244,437	238,645
Purchased transportation	45,031	30,059
Fuel, operating expenses and supplies	84,901	82,899
Operating taxes and licenses	14,338	14,396
Claims and insurance	11,480	10,421
Depreciation and amortization	35,372	32,590
Gain from property disposals, net	(199)	(1,390)
Total operating expenses	435,360	407,620
Operating Income	48,714	38,776
Nonoperating Expenses (Income):
Interest expense	852	1,402
Other, net	(131)	547
Nonoperating expenses, net	721	1,949
Income Before Income Taxes	47,993	36,827
Income Tax Provision	10,702	8,716
Net Income	$37,291	$28,111

Weighted average common shares outstanding – basic	26,285	26,070
Weighted average common shares outstanding – diluted	26,671	26,492

Basic Earnings Per Share	$1.42	$1.08
Diluted Earnings Per Share	$1.40	$1.06

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2021 and 2020

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
BALANCE at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	1,711	—	—	1,711
Exercise of stock options less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	50,381	—	(6,350)	—	—	(6,350)
Purchase of shares by Deferred Compensation Trust	—	—	742	(742)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(17)	17	—	—
Net income	—	—	—	—	37,291	37,291
BALANCE at March 31, 2021	26,333,692	$26	$267,430	$(3,669)	$733,831	$997,618

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
BALANCE at December 31, 2019	25,936,532	$26	$260,871	$(3,871)	$558,200	$815,226
Stock compensation, including options and long-term incentives	—	—	1,317	—	—	1,317
Exercise of stock options less shares withheld for taxes	69,640	—	2,137	—	—	2,137
Shares issued for long-term incentive awards, net of shares withheld for taxes	57,176	—	(3,404)	—	—	(3,404)
Purchase of shares by Deferred Compensation Trust	—	—	1,146	(1,146)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(59)	59	—	—
Net income	—	—	—	—	28,111	28,111
BALANCE at March 31, 2020	26,063,348	$26	$262,008	$(4,958)	$586,311	$843,387

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(unaudited)

	First Quarter
	2021	2020
	(in thousands)
Operating Activities:
Net income	$37,291	$28,111
Noncash items included in net income:
Depreciation and amortization	35,372	32,590
Deferred income taxes	1,327	7,069
Other, net	2,365	2,129
Changes in operating assets and liabilities, net	(15,384)	(18,632)
Net cash provided by operating activities	60,971	51,267
Investing Activities:
Acquisition of property and equipment	(25,568)	(107,591)
Proceeds from disposal of property and equipment	180	4,915
Net cash used in investing activities	(25,388)	(102,676)
Financing Activities:
Repayment of revolving credit agreement	(7,713)	(86,734)
Borrowing of revolving credit agreement	7,713	190,874
Proceeds from stock option exercises	3,678	2,137
Shares withheld for taxes	(6,350)	(3,404)
Repayment of finance leases	(4,959)	(4,803)
Net cash provided by (used in) financing activities	(7,631)	98,070
Net Increase in Cash and Cash Equivalents	27,952	46,661
Cash and cash equivalents, beginning of period	25,308	248
Cash and cash equivalents, end of period	$53,260	$46,909

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021.

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

The typical transit time to complete a shipment is from 1 to 5 days.  Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is recognized on actual transit status in each reporting period.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the first quarter of 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022.  Based on claims occurring since March 1, 2019, no such additional premium was accrued at March 31, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

 Accounting Pronouncements Adopted in 2021

In 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard became effective for interim and annual reporting periods beginning after December 15, 2020. The Company adopted the standard effective January 1, 2021 and upon adoption this standard did not have a material impact on its consolidated financial statements or related disclosures.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2021	2020
Numerator:
Net income	$37,291	$28,111
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,285	26,070
Effect of dilutive stock options	121	96
Effect of other common stock equivalents	265	326
Denominator for diluted earnings per share–adjusted weighted average common shares	26,671	26,492

Basic Earnings Per Share	$1.42	$1.08

Diluted Earnings Per Share	$1.40	$1.06

  For the quarter ended March 31, 2021, options and restricted stock for 20,164 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended March 31, 2020, options and restricted stock for 69,211 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at March 31, 2021.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2021 and December 31, 2020, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2021 and December 31, 2020 was $66.2 million and $71.2 million, respectively, based upon level two in the fair value hierarchy.  The carrying value of the debt was $66.0 million and $71.0 million at March 31, 2021 and December 31, 2020, respectively.

(5) Debt and Financing Arrangements

At March 31, 2021 and December 31, 2020, debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	66,017	70,976
Total debt	66,017	70,976
Less: current portion of long-term debt	21,055	20,588
Long-term debt, less current portion	$44,962	$50,388

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

At March 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $28.8 million under the Amended Credit Agreement.  At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $66.0 million and $71.0 million as of March 31, 2021 and December 31, 2020, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of March 31, 2021 and December 31, 2020, approximately $97.3 million and $100.1 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at March 31, 2021 and December 31, 2020 were 3.5 percent and 3.5 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2021	$17,170
2022	20,960
2023	15,409
2024	10,606
2025	5,453
Thereafter	927
Total	70,525
Less: Amounts Representing Interest on Finance Leases	4,508
Total	$66,017

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

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities. The Company has considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s first quarter 2021 financial position. It is possible that these assumptions and estimates may materially change in the future.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law and provides further economic relief and stimulus to deal with the economic impact of the COVID-19 pandemic. The company continues to monitor any effects that may result from these Acts and other similar legislation or actions in geographies in which our business operates, however the Company does not believe it will be able to take advantage of the provisions of the CARES Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2020 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns or inflationary periods in the business cycle;
•	operation within a highly competitive industry and the adverse impact from downward pricing pressures, including in connection with fuel surcharges, and other factors;
•	industry-wide external factors largely out of our control;
•	cost and availability of qualified drivers, purchased transportation and fuel;
•	claims expenses and other expense volatility, including for personal injury, cargo loss and damage, workers’ compensation, employment and group health plan claims;
•

cost and availability of insurance coverage, including the possibility the Company may be required to pay additional premiums, assume additional liability under its auto liability policy or be unable to obtain insurance coverage;

•	failure to successfully execute the strategy to expand our service geography;
•

costs and liabilities from the disruption in or failure of our technology or equipment essential to our operations, including as a result of cyber incidents, security breaches, malware or ransomware attacks;

•	failure to keep pace with technological developments;
•	labor relations, including the adverse impact should a portion of our workforce become unionized;
•	cost and availability of real property and revenue equipment;
•	capacity and highway infrastructure constraints;
•	risks arising from international business operations and relationships;
•	seasonal factors, harsh weather and disasters caused by climate change;
•	economic declines in the geographic regions or industries in which our customers operate;
•	the creditworthiness of our customers and their ability to pay for services;
•	our need for capital and uncertainty of the credit markets;
•	the possibility of defaults under our debt agreements (including violation of financial covenants);
•	failure to operate and grow acquired businesses in a manner that support the value allocated to acquired businesses;
•	dependence on key employees;
•	increased costs of healthcare benefits;
•	damage to our reputation from adverse publicity, including from the use of or impact from social media;
•	failure to make future acquisitions or to achieve acquisition synergies;

•

the effect of litigation and class action lawsuits arising from the operation of our business, including the possibility of claims or judgements in excess of our insurance coverages or that result in increases in the cost of insurance coverage or that preclude us from obtaining adequate insurance coverage in the future;

•	the potential of higher corporate taxes and new regulations, including with respect to climate change, employment and labor law, healthcare and securities regulation;
•

the effect of governmental regulations, including hours of service for drivers, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, regulations of the Food and Drug Administration and Homeland Security, and healthcare and environmental regulations;

•	unforeseen costs from new and existing data privacy laws;
•	changes in accounting and financial standards or practices;
•

widespread outbreak of an illness or any other communicable disease, including the COVID-19 pandemic, or any other health crisis or business disruptions that may arise from the COVID-19 pandemic in the future;

•	increasing investor and customer sensitivity to social and sustainability issues, including climate change;
•	anti-terrorism measures and terrorist events;
•	provisions in our governing documents and Delaware law that may have anti-takeover effects;
•	issuances of equity that would dilute stock ownership; and
•	other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

These factors and risks are described in Part II, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

As a result of these and other factors, no assurance can be given as to our future results and achievements.  Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur.  You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-Q.  We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law.

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

COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and in some areas continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country.  Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting where possible. Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations as a result of the COVID-19 pandemic.

Beginning in the latter part of the first quarter of 2020, we experienced lower demand for our transportation services along with increased costs and other challenges related to COVID-19 that adversely affected our business.  We believe we have significant liquidity available to continue business operations in the event of future disruptions from the COVID-19 pandemic. As discussed in the “Financial Condition” section below, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at March 31, 2021.

The situation surrounding COVID-19 remains fluid and there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts could impact our business operations, financial condition, results of operations, liquidity and cash flows.

First Quarter Overview

The Company’s operating revenue increased by 8.4 percent in the first quarter of 2021 compared to the same period in 2020.  The increase resulted primarily from increases in revenue per shipment and tonnage.

Consolidated operating income was $48.7 million for the first quarter of 2021 compared to $38.8 million for the first quarter of 2020.  In the first quarter of 2021, LTL shipments were up 2.6 percent per workday and LTL tonnage was up 5.3 percent per workday compared to the prior year quarter. Diluted earnings per share were $1.40 in the first quarter of 2021, compared to diluted earnings per share of $1.06 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 89.9 percent in the first quarter of 2021 compared to 91.3 percent in the first quarter of 2020. The improved operating ratio compared to prior year is due to the Company’s continued focus on pricing initiatives, cost control and operational efficiencies.

The Company generated $61.0 million in net cash provided by operating activities in the first three months of 2021 compared with $51.3 million in the same period last year.  The increase is primarily due to increased profitability compared to the same period last year.  The Company’s net cash used in investing activities was $25.4 million during the first three months of 2021 compared to $102.7 million in the first three months of 2020, primarily as a result of decreased capital expenditures for revenue equipment and real estate in the first three months of 2021 caused by COVID-19 related manufacturing delays for revenue equipment.  The Company’s net cash used in financing activities was $7.6 million in the first three months of 2021 compared to $98.1 million net cash provided by financing activities during the same period last year. This change was primarily due to reduced net borrowings after the Company’s revolver balance was paid in full in the fourth quarter of 2020 and decreased investing activities during the first three months of 2021.  The Company had no outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $30.6 million and a cash and cash equivalents balance of $53.3 million at March 31, 2021.  The Company also had $66.0 million in obligations under finance leases at March 31, 2021.  At March 31, 2021, the Company had $271.2 million in availability under the revolving credit facility, subject to the Company’s satisfaction of existing debt covenants.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at March 31, 2021.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2021 and 2020

(unaudited)

			Percent
			Variance
	2021	2020	'21 v. '20
	(in thousands, except ratios, workdays and revenue per hundredweight)
Operating Revenue	$484,074	$446,396	8.4%
Operating Expenses:
Salaries, wages and employees’ benefits	244,437	238,645	2.4
Purchased transportation	45,031	30,059	49.8
Depreciation and amortization	35,372	32,590	8.5
Fuel and other operating expenses	110,520	106,326	3.9
Operating Income	48,714	38,776	25.6
Operating Ratio	89.9%	91.3%	1.5
Nonoperating Expense	721	1,949	(63.0)

Working Capital (as of March 31, 2021 and 2020)	41,057	56,861
Cash Flows provided by Operating Activities (year to date)	60,971	51,267
Net Acquisitions of Property and Equipment (year to date)	25,388	102,676

Saia Motor Freight Operating Statistics:
Workdays	63	64	(1.6)
LTL Tonnage	1,247	1,203	3.7
LTL Shipments	1,826	1,809	0.9
LTL Revenue per hundredweight	$19.18	$18.16	5.6

Quarter ended March 31, 2021 compared to quarter ended March 31, 2020

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2021 increased 8.4 percent to $484.1 million primarily as a result of increased revenue per shipment and tonnage.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 5.6 percent to $19.18 per hundredweight for the first quarter of 2021 as a result of changes in business mix.  For the first quarter of 2021, Saia’s LTL tonnage was up 5.3 percent per workday to 1.2 million tons, and LTL shipments increased 2.6 percent per workday to 1.8 million shipments.  For the first quarter of 2021, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on January 18, 2021 and February 3, 2020, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 12.9 percent for the quarter ended March 31, 2021 compared to 12.8 percent for the quarter ended March 31, 2020, as a result of an increase in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $48.7 million in the first quarter of 2021 compared to $38.8 million in the prior year quarter.  Overall, the operations were favorably impacted in the first quarter of 2021 by pricing actions and 5.3 percent higher tonnage per day, combined with continued focus on cost controls and operational efficiencies.  The first quarter of 2021 operating ratio (operating expenses divided by operating revenue) was 89.9 percent compared to 91.3 percent for the same period in 2020.

Salaries, wages and benefits increased $5.8 million in the first quarter of 2021 compared to the first quarter of 2020 due to a salary and wage increase of approximately 3.5 percent for all of its employees and an increase in performance based compensation as profitability improved from a year ago.  Fuel, operating expenses and supplies increased $2.0 million in the first quarter of 2021 compared to the prior year quarter largely due to increases in fuel expense during the quarter, partially offset by a decrease in travel expense compared to the prior year.  During the first quarter of 2021, claims and insurance expense was $1.1 million higher than the first quarter of 2020 primarily due to higher cost of insurance. Purchased transportation increased $15.0 million in the first quarter of 2021 compared to the first quarter of 2020 primarily due to surges in demand and capacity constraints in the internal network during the first quarter of 2021.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the first quarter of 2021 was lower than the first quarter of 2020 due to decreased borrowings in the first quarter of 2021.

The effective tax rate was 22.3 percent and 23.7 percent for the quarters ended March 31, 2021 and 2020, respectively.  The decrease in the first quarter tax rate in 2021 is primarily a result of increased excess tax benefits related to stock compensation activity.

Net income was $37.3 million, or $1.40 per diluted share, in the first quarter of 2021 compared to net income of $28.1 million, or $1.06 per diluted share, in the first quarter of 2020.

Working capital/capital expenditures

Working capital at March 31, 2021 was $41.1 million, which decreased from working capital at March 31, 2020 of $56.9 million.

Current assets at March 31, 2021 increased by $42.4 million as compared to March 31, 2020 and includes an increase in accounts receivable of $32.0 million, and an increase of cash and cash equivalents of $6.4 million.  Current liabilities increased by $58.2 million at March 31, 2021 compared to March 31, 2020 largely due to an increase in accounts payable, and claims and insurance liabilities.  Cash flows provided by operating activities were $61.0 million for the three months ended March 31, 2021 versus $51.3 million for the three months ended March 31, 2020.  The increase is primarily due to increased profitability compared to the same period last year.  For the three months ended March 31, 2021, net cash used in investing activities was $25.4 million versus $102.7 million in the same period last year, a $77.3 million decrease.  This decrease for the three months ended resulted primarily from decreased capital expenditures caused by COVID-19 related  manufacturing delays for revenue equipment.  The Company currently expects that net capital expenditures in 2021 will be approximately $275 million.  For the three months ended March 31, 2021, net cash used in financing activities was $7.6 million compared to $98.1 million net cash provided by financing activities during the same period last year, as a result of reduced net borrowings after the Company’s revolver balance was paid in full in the fourth quarter of 2020 and decreased investing activities during the first three months of 2021.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to increase yield, reduce costs and improve productivity while also focusing on providing top quality service and improving safety performance.  On January 18, 2021 and February 3, 2020, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 20 to 25 percent of Saia’s operating revenue.

If the Company continues to build market share, including through its geographic expansion, it expects numerous operating leverage cost benefits. Conversely, throughout the duration of the COVID-19 pandemic and the period of economic disruption, the Company plans to match resources and capacity to shifting volume levels to lessen any unfavorable operating leverage. Additionally, the Company’s renewal of insurance policies effective March 1, 2021 resulted in $3.3 million of anticipated cost increases for 2021 compared to 2020. The success of cost improvement initiatives is impacted by the cost and availability of drivers and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography throughout the United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

At March 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $28.8 million under the Amended Credit Agreement.  At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $66.0 million and $71.0 million as of March 31, 2021 and December 31, 2020, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at both March 31, 2021 and December 31, 2020 were 3.5 percent, respectively.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $309.1 million for the year ended December 31, 2020, while net cash used in investing activities was $218.8 million.  Cash flows provided by operating activities were $61.0 million for the three months ended March 31, 2021, $9.7 million higher than the first three months of the prior year. The increase is primarily due to increased profitability compared to the prior year.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At March 31, 2021, the Company had $271.2 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  The Company was in compliance with its debt covenants at March 31, 2021.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022. As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the first quarter of 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims occurring since March 1, 2019, no such additional premium was accrued at March 31, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected capital expenditures for 2021 are expected to be approximately $275 million. This would represent a increase from 2020 net capital expenditures of $219 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2021 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $25.4 million in the first three months of 2021. Approximately $171.8 million of the 2021 remaining capital budget was committed as of March 31, 2021.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.2 million for the remainder of 2021 and decreasing for each year thereafter based on borrowings and commitments outstanding at March 31, 2021.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of March 31, 2021 (in millions):

	Payments due by year
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Leases:
Finance Leases (1)	17.2	21.0	15.4	10.6	5.4	0.9	70.5
Operating leases (2)	20.6	24.8	21.0	17.7	13.4	36.7	134.2
Purchase obligations (3)	173.1	—	—	—	—	—	173.1
Total contractual obligations	$210.9	$45.8	$36.4	$28.3	$18.8	$37.6	$377.8

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)	Subsequent to March 31, 2021, the Company committed to an additional lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years.
(3)	Includes commitments of $171.8 million for capital expenditures.

	Amount of commitment expiration by year
	2021	2022	2023	2024	2025	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$—	$271.2	$—	$271.2
Letters of credit	—	30.6	—	—	—	—	30.6
Surety bonds	17.4	41.9	8.9	—	—	—	68.2
Total commercial commitments	$17.4	$72.5	$8.9	$—	$271.2	$—	$370.0

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.2 million for uncertain tax positions and $0.1 million for interest and penalties related to the uncertain tax positions as of March 31, 2021.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At March 31, 2021, the Company has accrued $91.9 million for claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2020, the the Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The claims liabilities are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

These accounting policies and others are described in further detail in the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2021.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2021
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$15.6	$19.5	$14.5	$10.2	$5.3	$0.9	$66.0	$66.2
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%

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

Item 1A. Risk Factors —Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2021 through
January 31, 2021	—	(2)	$—	(2)	—	$—
February 1, 2021 through
February 28, 2021	3,030	(3)	$209.40	(3)	—	—
March 1, 2021 through
March 31, 2021	510	(4)	$211.39	(4)	—	—
Total	3,540				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 540 shares of Saia stock at an average price of $194.45 during the period of January 1, 2021 through January 31, 2021.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2021 through February 28, 2021.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2021 through March 31, 2021.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 28, 2021	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer