Form 10-Q
period 2021-06-30
SAIA INC
filed 2021-07-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

There were 26,335,096 shares of Common Stock outstanding at July 29, 2021.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2021	December 31, 2020
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$52,860	$25,308
Accounts receivable, net	261,113	216,899
Income tax receivable	1,598	96
Prepaid expenses and other	38,310	29,393
Total current assets	353,881	271,696
Property and Equipment, at cost	1,983,923	1,901,244
Less: accumulated depreciation	826,983	765,217
Net property and equipment	1,156,940	1,136,027
Operating Lease Right-of-Use Assets	105,965	113,715
Goodwill and Identifiable Intangibles, net	19,739	20,321
Other Noncurrent Assets	10,870	7,015
Total assets	$1,647,395	$1,548,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$100,499	$89,381
Wages, vacation and employees’ benefits	65,187	55,392
Claims and insurance accruals	48,533	49,613
Other current liabilities	29,264	40,571
Current portion of long-term debt	21,648	20,588
Current portion of operating lease liability	19,764	20,209
Total current liabilities	284,895	275,754
Other Liabilities:
Long-term debt, less current portion	39,378	50,388
Operating lease liability, less current portion	88,208	95,321
Deferred income taxes	123,000	119,818
Claims, insurance and other	48,756	46,205
Total other liabilities	299,342	311,732
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,335,096 and 26,236,570 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in-capital	270,608	267,666
Deferred compensation trust, 95,428 and 91,888 shares of common stock at cost at June 30, 2021 and December 31, 2020, respectively	(3,781)	(2,944)
Retained earnings	796,305	696,540
Total stockholders’ equity	1,063,158	961,288
Total liabilities and stockholders’ equity	$1,647,395	$1,548,774

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2021 and 2020

(unaudited)

	Second Quarter		Six Months
	2021	2020	2021	2020
	(in thousands, except per share data)
Operating Revenue	$571,333	$418,114	$1,055,407	$864,510
Operating Expenses:
Salaries, wages and employees' benefits	268,786	224,277	513,223	462,922
Purchased transportation	62,481	26,406	107,512	56,465
Fuel, operating expenses and supplies	90,664	65,902	175,565	148,801
Operating taxes and licenses	14,559	13,743	28,897	28,139
Claims and insurance	17,328	18,293	28,808	28,714
Depreciation and amortization	34,659	33,664	70,031	66,254
Loss (gain) from property disposals, net	(69)	148	(268)	(1,242)
Total operating expenses	488,408	382,433	923,768	790,053
Operating Income	82,925	35,681	131,639	74,457
Nonoperating Expenses (Income):
Interest expense	834	1,594	1,686	2,996
Other, net	(430)	(751)	(561)	(204)
Nonoperating expenses, net	404	843	1,125	2,792
Income Before Income Taxes	82,521	34,838	130,514	71,665
Income Tax Provision	20,047	6,384	30,749	15,100
Net Income	$62,474	$28,454	$99,765	$56,565

Weighted average common shares outstanding – basic	26,332	26,134	26,309	26,102
Weighted average common shares outstanding – diluted	26,704	26,569	26,687	26,543

Basic Earnings Per Share	$2.37	$1.09	$3.79	$2.17
Diluted Earnings Per Share	$2.34	$1.07	$3.74	$2.13

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and six months ended June 30, 2021 and 2020

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
BALANCE at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	1,711	—	—	1,711
Exercise of stock options less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	50,381	—	(6,350)	—	—	(6,350)
Purchase of shares by Deferred Compensation Trust	—	—	742	(742)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(17)	17	—	—
Net income	—	—	—	—	37,291	37,291
BALANCE at March 31, 2021	26,333,692	$26	$267,430	$(3,669)	$733,831	$997,618

Stock compensation, including options and long-term incentives	—	—	1,810	—	—	1,810
Director deferred share activity	1,404	—	1,256	—	—	1,256
Exercise of stock options less shares withheld for taxes	—	—	—	—	—	—
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	—	—	—	—
Purchase of shares by Deferred Compensation Trust	—	—	112	(112)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	62,474	62,474
BALANCE at June 30, 2021	26,335,096	$26	$270,608	$(3,781)	$796,305	$1,063,158

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
BALANCE at December 31, 2019	25,936,532	$26	$260,871	$(3,871)	$558,200	$815,226
Stock compensation, including options and long-term incentives	—	—	1,317	—	—	1,317
Exercise of stock options less shares withheld for taxes	69,640	—	2,137	—	—	2,137
Shares issued for long-term incentive awards, net of shares withheld for taxes	57,176	—	(3,404)	—	—	(3,404)
Purchase of shares by Deferred Compensation Trust	—	—	1,146	(1,146)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(59)	59	—	—
Net income	—	—	—	—	28,111	28,111
BALANCE at March 31, 2020	26,063,348	$26	$262,008	$(4,958)	$586,311	$843,387
Stock compensation, including options and long-term incentives	—	—	1,640	—	—	1,640
Director deferred share activity	71,681	—	1,230	—	—	1,230
Exercise of stock options less shares withheld for taxes	12,800	—	454	—	—	454
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,002	—	(75)	—	—	(75)
Purchase of shares by Deferred Compensation Trust	—	—	128	(128)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(121)	121	—	—
Net income	—	—	—	—	28,454	28,454
BALANCE at June 30, 2020	26,148,831	$26	$265,264	$(4,965)	$614,765	$875,090

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(unaudited)

	Six Months
	2021	2020
	(in thousands)
Operating Activities:
Net income	$99,765	$56,565
Noncash items included in net income:
Depreciation and amortization	70,031	66,254
Deferred income taxes	3,183	7,570
Other, net	5,640	7,239
Changes in operating assets and liabilities, net	(38,479)	10,605
Net cash provided by operating activities	140,140	148,233
Investing Activities:
Acquisition of property and equipment	(100,202)	(148,865)
Proceeds from disposal of property and equipment	236	6,143
Net cash used in investing activities	(99,966)	(142,722)
Financing Activities:
Repayments of revolving credit agreement	(27,614)	(221,026)
Borrowings of revolving credit agreement	27,614	255,097
Proceeds from stock option exercises	3,678	2,591
Shares withheld for taxes	(6,350)	(3,479)
Repayment of finance leases	(9,950)	(9,662)
Net cash (used in) provided by financing activities	(12,622)	23,521
Net Increase in Cash and Cash Equivalents	27,552	29,032
Cash and cash equivalents, beginning of period	25,308	248
Cash and cash equivalents, end of period	$52,860	$29,280

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization.  While more than 97 percent of its revenue has been derived from transporting LTL shipments across 44 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.  The Company’s customer base is diversified across numerous industries.

Revenue Recognition

The Company’s revenues are derived primarily from the transportation of freight as it satisfies performance obligations that arise from contracts with its customers.  The Company’s performance obligations arise when it receives a bill of lading (“BOL”) to transport a customer's commodities at negotiated prices contained in either a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received and accepted, a legally-enforceable contract is formed whereby the parties are committed to perform and the rights of the parties, shipping terms and conditions, and payment terms have been identified. A customer may submit many BOLs for transportation services at various times throughout a service agreement term but each shipment represents a distinct service that is a separately identified performance obligation.

The typical transit time to complete a shipment is from one to five days.  Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services started but not completed at the reporting date is recognized based on transit status at the end of each reporting period.

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

Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is generally less than one week.  The Company has elected to apply the optional exemption in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 as it pertains to additional quantitative disclosures pertaining to remaining performance obligations.

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the second quarter of 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022.  Based on claims occurring since March 1, 2019, no such additional premium was accrued at June 30, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2021	2020	2021	2020
Numerator:
Net income	$62,474	$28,454	$99,765	$56,565
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,332	26,134	26,309	26,102
Effect of dilutive stock options	107	77	114	87
Effect of other common stock equivalents	265	358	264	354
Denominator for diluted earnings per share–adjusted weighted average common shares	26,704	26,569	26,687	26,543

Basic Earnings Per Share	$2.37	$1.09	$3.79	$2.17

Diluted Earnings Per Share	$2.34	$1.07	$3.74	$2.13

For both the quarter and six months ended June 30, 2021, options and restricted stock for 19,250 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter and six months ended June 30, 2020, options and restricted stock for 48,840 and 65,053 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at June 30, 2021.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2021 and December 31, 2020, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2021 and December 31, 2020 was $61.3 million and $71.2 million, respectively, based upon level two in the fair value hierarchy.  The carrying value of the debt was $61.0 million and $71.0 million at June 30, 2021 and December 31, 2020, respectively.

(5) Debt and Financing Arrangements

At June 30, 2021 and December 31, 2020, debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	61,026	70,976
Total debt	61,026	70,976
Less: current portion of long-term debt	21,648	20,588
Long-term debt, less current portion	$39,378	$50,388

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

At June 30, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement.  At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $61.0 million and $71.0 million as of June 30, 2021 and December 31, 2020, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of June 30, 2021 and December 31, 2020, approximately $94.5 million and $100.1 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at June 30, 2021 and December 31, 2020 were 3.5 percent and 3.5 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2021	$11,612
2022	20,960
2023	15,409
2024	10,606
2025	5,453
Thereafter	927
Total	64,967
Less: Amounts Representing Interest on Finance Leases	3,941
Total	$61,026

(6) COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country. Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting as appropriate.  Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations because of the COVID-19 pandemic.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities. The Company has considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s second quarter 2021 financial position. It is possible that these assumptions and estimates may materially change in the future.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes modifications to the limitation on business interest expense and net operating loss provisions, and provides a payment delay of employer payroll taxes during 2020 after the date of enactment. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law and provides further economic relief and stimulus to deal with the economic impact of the COVID-19 pandemic. The Company continues to monitor any effects that may result from these Acts and other similar legislation or actions in geographies in which our business operates; however, the Company does not believe it will be able to take advantage of the provisions of these Acts.

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

COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country.  Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting as appropriate. Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations as a result of the COVID-19 pandemic.

Beginning in the latter part of the first quarter of 2020 and through the second quarter of 2020, we experienced lower demand for our transportation services along with increased costs and other challenges related to COVID-19 that adversely affected our business.  We believe we have significant liquidity available to continue business operations in the event of future disruptions from the COVID-19 pandemic. As discussed in the “Financial Condition” section below, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at June 30, 2021.

The situation surrounding COVID-19 remains fluid and there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts could impact our business operations, financial condition, results of operations, liquidity and cash flows.

Second Quarter Overview

The Company’s operating revenue increased by 36.6 percent in the second quarter of 2021 compared to the same period in 2020.  The increase resulted primarily from increases in revenue per shipment and tonnage.

Consolidated operating income was $82.9 million for the second quarter of 2021 compared to $35.7 million for the second quarter of 2020.  In the second quarter of 2021, LTL shipments were up 15.3 percent per workday and LTL tonnage was up 23.1 percent per workday compared to the prior year quarter. Diluted earnings per share were $2.34 in the second quarter of 2021, compared to diluted earnings per share of $1.07 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 85.5 percent in the second quarter of 2021 compared to 91.5 percent in the second quarter of 2020. The improved operating ratio compared to prior year is due to the negative economic impact of COVID-19 in the prior year quarter, as well as the Company’s continued focus on pricing initiatives, cost control and operational efficiencies.

The Company generated $140.1 million in net cash provided by operating activities in the first six months of 2021 compared with $148.2 million in the same period last year.  The decrease is primarily due to a change in working capital, largely increases in accounts receivable and cash and cash equivalents, compared to prior year, partially offset by increased profitability.  The Company’s net cash used in investing activities was $100.0 million during the first six months of 2021 compared to $142.7 million in the first six months of 2020, primarily as a result of decreased capital expenditures for revenue equipment in the first six months of 2021 caused by COVID-19 related manufacturing delays for revenue equipment.  The Company’s net cash used in financing activities was $12.6 million in the first six months of 2021 compared to $23.5 million net cash provided by financing activities during the same period last year. This change was primarily due to reduced net borrowings after the Company’s revolver balance was paid in full in the fourth quarter of 2020 and decreased investing activities during the first six months of 2021.  The Company had no outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $31.1 million and a cash and cash equivalents balance of $52.9 million at June 30, 2021.  The Company also had $61.0 million in obligations under finance leases at June 30, 2021.  At June 30, 2021, the Company had $270.7 million in availability under the revolving credit facility, subject to the Company’s satisfaction of existing debt covenants.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at June 30, 2021.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is derived from transporting LTL shipments across 44 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2021 and 2020

(unaudited)

			Percent
			Variance
	2021	2020	'21 v. '20
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$571,333	$418,114	36.6%
Operating Expenses:
Salaries, wages and employees’ benefits	268,786	224,277	19.8
Purchased transportation	62,481	26,406	136.6
Depreciation and amortization	34,659	33,664	3.0
Fuel and other operating expenses	122,482	98,086	24.9
Operating Income	82,925	35,681	132.4
Operating Ratio	85.5%	91.5%	6.6
Nonoperating Expense	404	843	(52.1)

Working Capital (as of June 30, 2021 and 2020)	68,986	21,549
Cash Flows provided by Operating Activities (year to date)	140,140	148,233
Net Acquisitions of Property and Equipment (year to date)	99,966	142,722

Saia Motor Freight Operating Statistics:
Workdays	64	64	-
LTL Tonnage	1,406	1,142	23.1
LTL Shipments	2,012	1,745	15.3
LTL Revenue per hundredweight	$19.84	$17.95	10.5
LTL Revenue per shipment	$277.24	$235.08	17.9
LTL Pounds per shipment	1,397	1,309	6.7
LTL Length of haul	911	876	4.0

Quarter and six months ended June 30, 2021 compared to quarter ended June 30, 2020

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2021 increased 36.6 percent to $571.3 million primarily as a result of increased revenue per shipment, shipments and tonnage as the quarter ending June 30, 2020 was negatively impacted by COVID-19.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 10.5 percent to $19.84 per hundredweight for the second quarter of 2021 as a result of changes in business mix.  For the second quarter of 2021, Saia’s LTL tonnage was up 23.1 percent per workday to 1.4 million tons, and LTL shipments increased 15.3 percent per workday to 2.0 million shipments.  For the second quarter of 2021, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on January 18, 2021 and February 3, 2020, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 14.4 percent for the quarter ended June 30, 2021 compared to 10.6 percent for the quarter ended June 30, 2020, as a result of increases in the cost of fuel.

For the six months ended June 30, 2021, operating revenues were $1.1 billion, up 22.1 percent from $864.5 million for the six months ended June 30, 2020. This increase is primarily due to increased revenue per shipment, shipments and tonnage during the first six months of 2021 compared to the comparable period last year, which was negatively impacted by COVID-19. Fuel surcharge revenue as a percentage of operating revenue increased to 13.7 percent for the six months ended June 30, 2021, compared to 11.8 percent for the six months ended June 30, 2020, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $82.9 million in the second quarter of 2021 compared to $35.7 million in the prior year quarter.  Overall, the increase in consolidated operating income in the second quarter of 2021 compared to the second quarter of 2020 was the result of the negative impact of COVID-19 in the prior year period. Additionally, pricing actions in 2021 and the 23.1 percent increase in tonnage per day, combined with continued focus on cost controls and operational efficiencies contributed to the improvement.  The second quarter of 2021 operating ratio (operating expenses divided by operating revenue) was 85.5 percent compared to 91.5 percent for the same period in 2020.

Salaries, wages and benefits increased $44.5 million in the second quarter of 2021 compared to the second quarter of 2020 due to lower headcount in the second quarter of 2020 in response to impacts of the COVID-19 pandemic. Additionally, in January 2021 the Company implemented salary and wage increases while significant growth led to higher overall compensation levels.  Fuel, operating expenses and supplies increased $24.8 million in the second quarter of 2021 compared to the prior year quarter largely due to increases in fuel cost due to volume and price per gallon increases during the quarter, in addition to increases in other operating expenses and supplies.  During the second quarter of 2021, claims and insurance expense was $1.0 million lower than the second quarter of 2020 primarily due to lower claims activity. Purchased transportation increased $36.1 million in the second quarter of 2021 compared to the second quarter of 2020 primarily due to surges in demand, capacity constraints in the internal network and higher rates for purchased miles during the second quarter of 2021.

For the six months ended June 30, 2021, consolidated operating income was $131.6 million, up 76.8 percent compared to $74.5 million for the six months ended June 30, 2020. This increase was largely due to the economic impact of COVID-19 in the prior period.

Salaries, wages and benefits increased $50.3 million during the first six months of 2021 compared to the same period last year largely due to higher wages in the first six months of 2021. Additionally, in January 2021 the Company implemented salary and wage increases while significant growth led to higher overall compensation levels.  Fuel, operating expenses and supplies increased $26.8 million during the first six months of 2020 compared to the same period last year largely due to increases in fuel cost due to volume and price per gallon increases during the first six months of 2021, in addition to increases in other operating expenses and supplies.  During the first six months of 2021, claims and insurance expense was $0.1 million higher than the same period last year primarily due to higher premiums, largely offset by decreased claims. Purchased transportation increased $51.0 million for the first six months of 2021 compared to the same period last year primarily due to surges in demand, capacity constraints in the internal network and higher rates for purchased miles during the first six months of 2021.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the second quarter of 2021 was lower than the same period in 2020 due to decreased borrowings in the current period as a result of delayed capital expenditures.

The effective tax rate was 24.3 percent and 18.3 percent for the quarters ended June 30, 2021 and 2020, respectively.  The increase in the second quarter effective tax rate in 2021 is primarily a result of higher excess tax benefits related to stock compensation activity in the prior year.  For the six months ended June 30, 2021 and June 30, 2020, the effective tax rates were 23.6 percent and 21.1 percent, respectively. For the six months ended June 30, 2021 approximately $40.2 million in cash tax payments were made compared to $0.3 million in the six months ended June 30, 2020.

Net income was $62.5 million, or $2.34 per diluted share, in the second quarter of 2021 compared to net income of $28.5 million, or $1.07 per diluted share, in the second quarter of 2020. Net income was $99.8 million, or $3.74 per diluted share, for the first six months of 2021 compared to net income of $56.6 million, or $2.13 per diluted share, for the first six months of 2020.

Working capital/capital expenditures

Working capital at June 30, 2021 was $69.0 million, which increased from working capital at June 30, 2020 of $21.5 million.

Current assets at June 30, 2021 increased by $84.2 million as compared to June 30, 2020 and includes an increase in accounts receivable of $56.0 million, and an increase of cash and cash equivalents of $23.6 million.  Current liabilities increased by $36.8 million at June 30, 2021 compared to June 30, 2020 largely due to an increase in accounts payable, and claims and insurance liabilities.  Cash flows provided by operating activities were $140.1 million for the six months ended June 30, 2021 versus $148.2 million for the six months ended June 30, 2020.  The decrease is primarily due to a change in working capital compared to prior year, partially offset by increased profitability.  For the six months ended June 30, 2021, net cash used in investing activities was $100.0 million versus $142.7 million in the same period last year, a $42.7 million decrease.  This decrease resulted primarily from decreased capital expenditures caused by COVID-19 related manufacturing delays for revenue equipment.  The Company currently expects that net capital expenditures in 2021 will be approximately $275 million.  For the six months ended June 30, 2021, net cash used in financing activities was $12.6 million compared to $23.5 million net cash provided by financing activities during the same period last year, as a result of reduced net borrowings after the Company’s revolver balance was paid in full in the fourth quarter of 2020 and decreased investing activities during the first six months of 2021.

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

Effective mid-August 2021, the Company plans to implement a market competitive salary and wage increase for all employees, other than Saia executives.  The compensation increase is expected to be approximately three percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains. Additionally, the renewal of the Company’s liability insurance policies effective March 1, 2021 will result in $4.3 million in cost increases for 2021 compared to 2020.

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

At June 30, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement.  At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $61.0 million and $71.0 million as of June 30, 2021 and December 31, 2020, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at both June 30, 2021 and December 31, 2020 were 3.5 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $309.1 million for the year ended December 31, 2020, while net cash used in investing activities was $218.8 million.  Cash flows provided by operating activities were $140.1 million for the six months ended June 30, 2021; $8.1 million lower than the first six months of the prior year. The decrease in operating cash flows is primarily due to a change in working capital, largely increases accounts receivable and cash and cash equivalents, compared to the prior year, partially offset by increased profitability.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At June 30, 2021, the Company had $270.7 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  The Company was in compliance with its debt covenants at June 30, 2021.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022. As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the second quarter of 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims occurring since March 1, 2019, no such additional premium was accrued at June 30, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected capital expenditures for 2021 are expected to be approximately $275 million. This would represent an increase from 2020 net capital expenditures of $219 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2021 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $100.0 million in the first six months of 2021. Approximately $118.1 million of the 2021 remaining capital budget was committed as of June 30, 2021.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $3.0 million for the remainder of 2021 and decreasing for each year thereafter based on borrowings and commitments outstanding at June 30, 2021.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of June 30, 2021 (in millions):

	Payments due by year
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Leases:
Finance Leases (1)	11.6	21.0	15.4	10.6	5.5	0.9	65.0
Operating leases (2)	14.4	26.4	22.6	19.4	15.1	37.5	135.4
Purchase obligations (3)	119.0	—	—	—	—	—	119.0
Total contractual obligations	$145.0	$47.4	$38.0	$30.0	$20.6	$38.4	$319.4

(1)

See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included in this table include both the principal and interest components.

(2)

In April 2021, the Company committed to an additional terminal lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years with annual rent ranging from $3.1 million to $4.6 million.

(3)	Includes commitments of $118.1 million for capital expenditures.

	Amount of commitment expiration by year
	2021	2022	2023	2024	2025	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$270.7	$—	$—	$270.7
Letters of credit	—	31.1	—	—	—	—	31.1
Surety bonds	1.9	58.5	8.9	—	—	—	69.3
Total commercial commitments	$1.9	$89.6	$8.9	$270.7	$—	$—	$371.1

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.3 million for uncertain tax positions and $0.2 million for interest and penalties related to the uncertain tax positions as of June 30, 2021.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At June 30, 2021, the Company has accrued $95.8 million for claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the condensed consolidated financial statements that affect reported amounts and disclosures therein.  In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•

Claims and Insurance Accruals.  As described in more detail in the Notes to Consolidated Financial Statements contained in Form 10-K for the year ended December 31, 2020, the Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability.  The liabilities are estimated in part based on historical experience, third-party actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity, and other assumptions.  The claims liabilities are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims and historical experience.  However, these estimated accruals could be significantly affected if the actual costs of the Company differ from these assumptions.  A significant number of these claims typically take several years to develop and even longer to ultimately settle.  These estimates tend to be reasonably accurate over time; however, assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in estimates.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2021.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2021
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$10.6	$19.5	$14.5	$10.2	$5.3	$0.9	$61.0	$61.3
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2021 through
April 30, 2021	—	(2)	$—	(2)	—	$—
May 1, 2021 through
May 31, 2021	—	(3)	$—	(3)	—	—
June 1, 2021 through
June 30, 2021	540	(4)	$207.86	(4)	—	—
Total	540				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2021 through April 30, 2021.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2021 through May 31, 2021.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2021 through June 30, 2021.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on July 2, 2021).

3.3	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters and six months ended June 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 29, 2021	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer