Form 10-Q
period 2021-09-30
SAIA INC
filed 2021-10-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

There were 26,336,589 shares of Common Stock outstanding at October 28, 2021.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2021	December 31, 2020
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$121,702	$25,308
Accounts receivable, net	295,862	216,899
Income tax receivable	—	96
Prepaid expenses and other	33,045	29,393
Total current assets	450,609	271,696
Property and Equipment, at cost	2,048,419	1,901,244
Less: accumulated depreciation	846,195	765,217
Net property and equipment	1,202,224	1,136,027
Operating Lease Right-of-Use Assets	104,989	113,715
Goodwill and Identifiable Intangibles, net	19,448	20,321
Other Noncurrent Assets	11,989	7,015
Total assets	$1,789,259	$1,548,774
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$140,774	$89,381
Wages, vacation and employees’ benefits	77,538	55,392
Claims and insurance accruals	42,622	49,613
Other current liabilities	37,345	40,571
Current portion of long-term debt	20,245	20,588
Current portion of operating lease liability	20,097	20,209
Total current liabilities	338,621	275,754
Other Liabilities:
Long-term debt, less current portion	34,926	50,388
Operating lease liability, less current portion	86,979	95,321
Deferred income taxes	124,903	119,818
Claims, insurance and other	59,104	46,205
Total other liabilities	305,912	311,732
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,336,589 and 26,236,570 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	26	26
Additional paid-in-capital	272,545	267,666
Deferred compensation trust, 95,438 and 91,888 shares of common stock at cost at September 30, 2021 and December 31, 2020, respectively	(3,859)	(2,944)
Retained earnings	876,014	696,540
Total stockholders’ equity	1,144,726	961,288
Total liabilities and stockholders’ equity	$1,789,259	$1,548,774

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2021 and 2020

(unaudited)

	Third Quarter		Nine Months
	2021	2020	2021	2020
	(in thousands, except per share data)
Operating Revenue	$616,216	$481,374	$1,671,623	$1,345,884
Operating Expenses:
Salaries, wages and employees' benefits	277,087	252,092	790,310	715,014
Purchased transportation	72,193	40,053	179,705	96,518
Fuel, operating expenses and supplies	98,834	74,106	274,399	222,907
Operating taxes and licenses	14,572	14,061	43,469	42,200
Claims and insurance	15,518	11,938	44,326	40,652
Depreciation and amortization	35,742	34,224	105,773	100,478
Gain from property disposals, net	(3,847)	(316)	(4,115)	(1,558)
Total operating expenses	510,099	426,158	1,433,867	1,216,211
Operating Income	106,117	55,216	237,756	129,673
Nonoperating Expenses (Income):
Interest expense	777	1,174	2,463	4,170
Other, net	14	(391)	(547)	(595)
Nonoperating expenses, net	791	783	1,916	3,575
Income Before Income Taxes	105,326	54,433	235,840	126,098
Income Tax Provision	25,617	12,894	56,366	27,994
Net Income	$79,709	$41,539	$179,474	$98,104

Weighted average common shares outstanding – basic	26,334	26,150	26,317	26,118
Weighted average common shares outstanding – diluted	26,713	26,615	26,699	26,569

Basic Earnings Per Share	$3.03	$1.59	$6.82	$3.76
Diluted Earnings Per Share	$2.98	$1.56	$6.72	$3.69

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2021 and 2020

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
BALANCE at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	1,711	—	—	1,711
Exercise of stock options less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	50,381	—	(6,350)	—	—	(6,350)
Purchase of shares by Deferred Compensation Trust	—	—	742	(742)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(17)	17	—	—
Net income	—	—	—	—	37,291	37,291
BALANCE at March 31, 2021	26,333,692	$26	$267,430	$(3,669)	$733,831	$997,618

Stock compensation, including options and long-term incentives	—	—	1,810	—	—	1,810
Director deferred share activity	1,404	—	1,256	—	—	1,256
Exercise of stock options less shares withheld for taxes	—	—	—	—	—	—
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	—	—	—	—
Purchase of shares by Deferred Compensation Trust	—	—	112	(112)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	62,474	62,474
BALANCE at June 30, 2021	26,335,096	$26	$270,608	$(3,781)	$796,305	$1,063,158

Stock compensation, including options and long-term incentives	—	—	1,878	—	—	1,878
Director deferred share activity	294	—	202	—	—	202
Exercise of stock options less shares withheld for taxes	—	—	—	—	—	—
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,199	—	(221)	—	—	(221)
Purchase of shares by Deferred Compensation Trust	—	—	98	(98)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(20)	20	—	—
Net income	—	—	—	—	79,709	79,709
BALANCE at September 30, 2021	26,336,589	$26	$272,545	$(3,859)	$876,014	$1,144,726

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2021 and 2020

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

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(unaudited)

	Nine Months
	2021	2020
	(in thousands)
Operating Activities:
Net income	$179,474	$98,104
Noncash items included in net income:
Depreciation and amortization	105,773	100,478
Deferred income taxes	5,086	10,607
Other, net	4,290	10,907
Changes in operating assets and liabilities, net	(26,937)	18,865
Net cash provided by operating activities	267,686	238,961
Investing Activities:
Acquisition of property and equipment	(154,884)	(205,307)
Proceeds from disposal of property and equipment	6,460	7,797
Other	(500)	—
Net cash used in investing activities	(148,924)	(197,510)
Financing Activities:
Repayments of revolving credit agreement	(36,410)	(303,108)
Borrowings of revolving credit agreement	36,410	302,179
Proceeds from stock option exercises	3,678	2,878
Shares withheld for taxes	(6,571)	(3,599)
Repayment of finance leases	(15,805)	(14,580)
Net cash used in financing activities	(18,698)	(16,230)
Net Increase in Cash, Cash Equivalents and Restricted Cash (1)	100,064	25,221
Cash, Cash Equivalents and Restricted Cash, beginning of period (1)	25,308	248
Cash, Cash Equivalents and Restricted Cash, end of period (1)	$125,372	$25,469

(1) Cash, cash equivalents and restricted cash at the end of the period includes $3.7 million of restricted cash included in accounts receivable, net on the Condensed Consolidated Balance Sheet ending September 30, 2021.

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  Operating results for the quarter and nine months ended September 30, 2021 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2021.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the third quarter of 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022.  Based on claims occurring since March 1, 2019, no such additional premium was accrued at September 30, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2021	2020	2021	2020
Numerator:
Net income	$79,709	$41,539	$179,474	$98,104
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,334	26,150	26,317	26,118
Effect of dilutive stock options	109	109	113	96
Effect of other common stock equivalents	270	356	269	355
Denominator for diluted earnings per share–adjusted weighted average common shares	26,713	26,615	26,699	26,569

Basic Earnings Per Share	$3.03	$1.59	$6.82	$3.76

Diluted Earnings Per Share	$2.98	$1.56	$6.72	$3.69

For both the quarter and nine months ended September 30, 2021, options and restricted stock for 19,250 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended September 30, 2020 there were no anti-dilutive options or restricted stock. For the nine months ended September 30, 2020, options and restricted stock for 53,025 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2021.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2021 and December 31, 2020, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2021 and December 31, 2020 was $55.4 million and $71.2 million, respectively, based upon level two in the fair value hierarchy.  The carrying value of the debt was $55.2 million and $71.0 million at September 30, 2021 and December 31, 2020, respectively.

(5) Debt and Financing Arrangements

At September 30, 2021 and December 31, 2020, debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	55,171	70,976
Total debt	55,171	70,976
Less: current portion of long-term debt	20,245	20,588
Long-term debt, less current portion	$34,926	$50,388

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

At September 30, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement.  At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $55.2 million and $71.0 million as of September 30, 2021 and December 31, 2020, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of September 30, 2021 and December 31, 2020, approximately $91.0 million and $100.1 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at September 30, 2021 and December 31, 2020 were 3.5 percent and 3.5 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2021	$5,240
2022	20,956
2023	15,409
2024	10,606
2025	5,453
Thereafter	924
Total	58,588
Less: Amounts Representing Interest on Finance Leases	3,417
Total	$55,171

(6) COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The Company is considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country. Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting as appropriate. President Biden has issued a directive to OSHA to develop an Emergency Temporary Standard requiring all employers of 100 or more employees to ensure that their workforce is vaccinated or subject to weekly COVID-19 testing. This standard, or comparable state or local requirements, could adversely affect our ability to hire and retain employees which could lead to service disruptions and higher costs. Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations because of the COVID-19 pandemic.

The Company’s consolidated financial statements reflect estimates and assumptions made by management that affect the reported amounts of assets and liabilities. The Company has considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s third quarter 2021 financial position. It is possible that these assumptions and estimates may materially change in the future.

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

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions.  This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements.  Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, except as otherwise required by applicable law.  All forward-looking statements reflect the present expectation of future events of our management as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements.  These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns or inflationary periods in the business cycle;
•	operation within a highly competitive industry and the adverse impact from downward pricing pressures, including in connection with fuel surcharges, and other factors;
•	industry-wide external factors largely out of our control;
•	cost and availability of qualified drivers, dock workers and other employees, purchased transportation and fuel;
•	claims expenses and other expense volatility, including for personal injury, cargo loss and damage, workers’ compensation, employment and group health plan claims;
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
•

widespread outbreak of an illness or any other communicable disease, including the COVID-19 pandemic, or any other health crisis or business disruptions and higher costs that may arise from the COVID-19 pandemic in the future, including governmental regulations requiring that employees be vaccinated or be tested regularly for COVID-19 before reporting to work;

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

COVID-19

In March 2020, the World Health Organization categorized Coronavirus Disease 2019 (“COVID-19”) as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. We are considered an essential and critical business by the U.S. Department of Homeland Security’s Cyber and Infrastructure Security Agency (CISA) and will continue to operate under state of emergency and shelter in place orders issued in various jurisdictions across the country.  Management has made a variety of efforts seeking to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help safeguard employees and customers from COVID-19, including limiting physical employee and customer contact, implementing enhanced cleaning and hygiene protocols at Saia’s facilities, and instituting telecommuting as appropriate. President Biden has issued a directive to OSHA to develop an Emergency Temporary Standard requiring all employers of 100 or more employees to ensure that their workforce is vaccinated or subject to weekly COVID-19 testing. This standard, or comparable state or local requirements, could adversely affect our ability to hire and retain employees which could lead to service disruptions and higher costs. Through the date of this filing, the Company has not experienced significant disruptions in the Company’s LTL network operations as a result of the COVID-19 pandemic.

Beginning in the latter part of the first quarter of 2020 and through the second quarter of 2020, we experienced lower demand for our transportation services along with increased costs and other challenges related to COVID-19 that adversely affected our business.  We believe we have significant liquidity available to continue business operations in the event of future disruptions from the COVID-19 pandemic. As discussed in the “Financial Condition” section below, the Company has a revolving credit facility (including a $100 million accordion feature that is available, subject to certain conditions and lender commitments) and other sources of borrowing in place that provides liquidity of up to $300 million in addition to its regular cash inflows from operations. The Company was in compliance with the debt covenants under its debt agreements at September 30, 2021.

The situation surrounding COVID-19 remains fluid and there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts could impact our business operations, financial condition, results of operations, liquidity and cash flows.

Third Quarter Overview

The Company’s operating revenue increased by 28.0 percent in the third quarter of 2021 compared to the same period in 2020.  The increase resulted primarily from increases in revenue per shipment and tonnage.

Consolidated operating income was $106.1 million for the third quarter of 2021 compared to $55.2 million for the third quarter of 2020.  In the third quarter of 2021, LTL shipments were up 2.3 percent per workday and LTL tonnage was up 11.0 percent per workday compared to the prior year quarter. Diluted earnings per share were $2.98 in the third quarter of 2021, compared to diluted earnings per share of $1.56 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 82.8 percent in the third quarter of 2021 compared to 88.5 percent in the third quarter of 2020. The improved operating ratio compared to prior year is due to the Company’s continued focus on pricing initiatives, cost control and operating efficiencies. Additionally, a real estate gain drove 70 basis points of the improvement in the operating ratio.

The Company generated $267.7 million in net cash provided by operating activities in the first nine months of 2021 compared with $239.0 million in the same period last year.  The increase is primarily due to increased profitability partially offset by a change in working capital, largely increases in accounts receivable and cash and cash equivalents, compared to prior year.  The Company’s net cash used in investing activities was $148.9 million during the first nine months of 2021 compared to $197.5 million in the first nine months of 2020, primarily as a result of decreased capital expenditures for revenue equipment in the first nine months of 2021 caused by COVID-19 related manufacturing delays for revenue equipment.  The Company’s net cash used in financing activities was $18.7 million in the first nine months of 2021 compared to $16.2 million net cash used in financing activities during the same period last year. This change was primarily due to equity based compensation shares withheld for taxes as well as repayment of finance leases during the first nine months of 2021.  The Company had no outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $31.1 million and a cash and cash equivalents balance of $121.7 million at September 30, 2021.  The Company also had $55.2 million in obligations under finance leases at September 30, 2021.  At September 30, 2021, the Company had $270.7 million in availability under the revolving credit facility, subject to the Company’s satisfaction of existing debt covenants.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at September 30, 2021.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2021 and 2020

(unaudited)

			Percent
			Variance
	2021	2020	'21 v. '20
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$616,216	$481,374	28.0%
Operating Expenses:
Salaries, wages and employees’ benefits	277,087	252,092	9.9
Purchased transportation	72,193	40,053	80.2
Depreciation and amortization	35,742	34,224	4.4
Fuel and other operating expenses	125,077	99,789	25.3
Operating Income	106,117	55,216	92.2
Operating Ratio	82.8%	88.5%	6.4
Nonoperating Expense	791	783	1.0

Working Capital (as of September 30, 2021 and 2020)	111,988	4,426
Cash Flows provided by Operating Activities (year to date)	267,686	238,961
Net Acquisitions of Property and Equipment (year to date)	148,424	197,510

Saia Motor Freight Operating Statistics:
Workdays	64	64	-
LTL Tonnage	1,402	1,263	11.0
LTL Shipments	2,004	1,959	2.3
LTL Revenue per hundredweight	$21.36	$18.59	14.9
LTL Revenue per shipment	$299.02	$239.60	24.8
LTL Pounds per shipment	1,400	1,289	8.6
LTL Length of haul	915	893	2.5

Quarter and nine months ended September 30, 2021 compared to quarter and nine months ended September 30, 2020

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2021 increased 28.0 percent to $616.2 million primarily as a result of increased revenue per shipment and tonnage.  Saia’s LTL revenue per hundredweight (a measure of yield) increased 14.9 percent to $21.36 per hundredweight for the third quarter of 2021 as a result of changes in business mix and pricing actions.  For the third quarter of 2021, Saia’s LTL tonnage was up 11.0 percent per workday to 1.4 million tons, and LTL shipments increased 2.3 percent per workday to 2.0 million shipments.  For the third quarter of 2021, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on January 18, 2021 and February 3, 2020, Saia implemented 5.9 percent general rate increases.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 13.9 percent for the quarter ended September 30, 2021 compared to 10.4 percent for the quarter ended September 30, 2020, as a result of increases in the cost of fuel.

For the nine months ended September 30, 2021, operating revenues were $1.7 billion, up 24.2 percent from $1.3 billion for the nine months ended September 30, 2020. This increase is primarily due to increased revenue per shipment, shipments and tonnage during the first nine months of 2021 compared to the comparable period last year. Fuel surcharge revenue as a percentage of operating revenue increased to 13.8 percent for the nine months ended September 30, 2021 compared to 11.3 percent for the nine months ended September 30, 2020, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $106.1 million in the third quarter of 2021 compared to $55.2 million in the prior year quarter.  Overall, the increase in consolidated operating income in the third quarter of 2021 compared to the third quarter of 2020 was the result of increased tonnage and improved pricing actions and business mix management during the third quarter 2021. These actions in 2021 combined with the 11.0 percent increase in tonnage per day, along with continued focus on cost controls and operational efficiencies drove improvement during the quarter.  The third quarter of 2021 operating ratio (operating expenses divided by operating revenue) was 82.8 percent compared to 88.5 percent for the same period in 2020. Additionally, a real estate gain drove 70 basis points of the improvement in the operating ratio.

Salaries, wages and benefits increased $25.0 million in the third quarter of 2021 compared to the third quarter of 2020 due to lower headcount in the third quarter of 2020. Additionally, in January 2021 and August 2021 the Company implemented salary and wage increases, while significant growth led to higher overall compensation levels.  Fuel, operating expenses and supplies increased $24.7 million in the third quarter of 2021 compared to the prior year quarter largely due to increases in fuel cost due to volume and price per gallon increases during the quarter, in addition to increases in other operating expenses and supplies.  During the third quarter of 2021, claims and insurance expense was $3.6 million higher than the third quarter of 2020 primarily due to higher claims activity in addition to an increase in premiums compared to prior year. Purchased transportation increased $32.1 million in the third quarter of 2021 compared to the third quarter of 2020 primarily due to increasing demand, capacity constraints in the internal network and higher rates for purchased miles during the third quarter of 2021. Gain from property disposals increased $3.5 million in the third quarter of 2021 compared to prior year due to the gain on disposal of a previously occupied terminal. This transaction occurred as the result of management’s efforts towards expanding door count by replacing a smaller facility with a larger facility better positioned to successfully support the Company’s overall strategy.

For the nine months ended September 30, 2021, consolidated operating income was $237.8 million, up 83.4 percent compared to $129.7 million for the nine months ended September 30, 2020. This increase was due to the overall increase in shipments, tonnage and improved pricing actions and mix management as the company successfully returned service from the distruptive impact of the COVID-19 environment.

Salaries, wages and benefits increased $75.3 million during the first nine months of 2021 compared to the same period last year largely due to higher wages in the first nine months of 2021. Additionally, in January 2021 and August 2021 the Company implemented salary and wage increases, while significant growth led to higher overall compensation levels.  Fuel, operating expenses and supplies increased $51.5 million during the first nine months of 2021 compared to the same period last year largely due to increases in fuel cost due to volume and price per gallon increases during the first nine months of 2021, in addition to increases in other operating expenses and supplies.  During the first nine months of 2021, claims and insurance expense was $3.7 million higher than the same period last year primarily due to higher premiums, largely offset by decreased claims. Purchased transportation increased $83.2 million for the first nine months of 2021 compared to the same period last year primarily due to increasing demand, capacity constraints in the internal network and higher rates for purchased miles during the first nine months of 2021. Gain from property disposals increased $2.6 million for the first nine months of 2021 compared to prior year due to the gain on disposal of a previously occupied terminal. This transaction occurred as the result of management’s efforts towards expanding door count by replacing a smaller facility with a larger facility better positioned to successfully support the Company’s overall strategy.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the third quarter of 2021 was lower than the same period in 2020 due to decreased borrowings in the current period as a result of delayed capital expenditures.

The effective tax rate was 24.3 percent and 23.7 percent for the quarters ended September 30, 2021 and 2020, respectively.  The increase in the third quarter effective tax rate in 2021 is primarily a result of higher excess tax benefits related to stock compensation activity in the prior year.  For the nine months ended September 30, 2021 and September 30, 2020, the effective tax rates were 23.9 percent and 22.2 percent, respectively. For the nine months ended September 30, 2021 approximately $58.7 million in cash tax payments were made compared to $6.6 million in the nine months ended September 30, 2020.

Net income was $79.7 million, or $2.98 per diluted share, in the third quarter of 2021 compared to net income of $41.5 million, or $1.56 per diluted share, in the third quarter of 2020. Net income was $179.5 million, or $6.72 per diluted share, for the first nine months of 2021 compared to net income of $98.1 million, or $3.69 per diluted share, for the first nine months of 2020.

Working capital/capital expenditures

Working capital at September 30, 2021 was $112.0 million, which increased from working capital at September 30, 2020 of $4.4 million.

Current assets at September 30, 2021 increased by $170.5 million as compared to September 30, 2020 and includes an increase in accounts receivable of $69.2 million, and an increase in cash and cash equivalents of $96.2 million.  Current liabilities increased by $62.9 million at September 30, 2021 compared to September 30, 2020 largely due to an increase in accounts payable.  Cash flows provided by operating activities were $267.7 million for the nine months ended September 30, 2021 versus $239.0 million for the nine months ended September 30, 2020.  The increase is primarily due to increased profitability, partially offset by a change in working capital compared to prior year.  For the nine months ended September 30, 2021, net cash used in investing activities was $148.9 million versus $197.5 million in the same period last year, a $48.6 million decrease.  This decrease resulted primarily from decreased capital expenditures caused by COVID-19 related manufacturing delays for revenue equipment.  The Company currently expects that net capital expenditures in 2021 will be approximately $275 million.  For the nine months ended September 30, 2021, net cash used in financing activities was $18.7 million compared to $16.2 million net cash used in financing activities during the same period last year, as a result of equity based compensation shares withheld for taxes as well as repayment of finance leases during the first nine months of 2021.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives.  Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to increase yield, improve business mix, reduce costs and improve productivity while also focusing on providing top quality service and improving safety performance.  On January 18, 2021 and February 3, 2020, Saia implemented 5.9 percent general rate increases for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The success of cost improvement initiatives is impacted by the cost and availability of drivers, dock workers and other employees and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography throughout the United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective mid-August 2021, the Company implemented a market competitive salary and wage increase for all employees, other than Saia executives.  The compensation increase was approximately five percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains. Additionally, the renewal of the Company’s liability insurance policies effective March 1, 2021 is expected to result in approximately $4.3 million in cost increases for 2021 compared to 2020.

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

At September 30, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement.  At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $55.2 million and $71.0 million as of September 30, 2021 and December 31, 2020, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at both September 30, 2021 and December 31, 2020 were 3.5 percent.

Other

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements.  Cash flows from operating activities were $309.1 million for the year ended December 31, 2020, while net cash used in investing activities was $218.8 million.  Cash flows provided by operating activities were $267.7 million for the nine months ended September 30, 2021; $28.7 million higher than the first nine months of the prior year. The increase in operating cash flows is primarily due to increased profitability, partially offset by a change in working capital, largely increases in accounts receivable compared to the prior year.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At September 30, 2021, the Company had $270.7 million in availability under the Amended Credit Agreement, subject to the Company’s satisfaction of existing debt covenants.  The Company was in compliance with its debt covenants at September 30, 2021.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022. As a result of the return premium and policy extension, the Company recognized a $0.5 million reduction in insurance premium expense in the third quarter of 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims occurring since March 1, 2019, no such additional premium was accrued at September 30, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2021 are expected to be approximately $275 million. This would represent an increase from 2020 net capital expenditures of $219 million for property and equipment, inclusive of equipment acquired using finance leases, information technology, and land and structures. Projected 2021 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $148.4 million in the first nine months of 2021. Approximately $74.8 million of the 2021 remaining capital budget was committed as of September 30, 2021.

In addition to the principal amounts disclosed in the tables below, the Company has interest obligations of approximately $2.9 million for the remainder of 2021 and decreasing for each year thereafter based on borrowings and commitments outstanding at September 30, 2021.

Contractual Obligations

The following tables set forth a summary of our contractual cash obligations and other commercial commitments as of September 30, 2021 (in millions):

	Payments due by year
	2021	2022	2023	2024	2025	Thereafter	Total
Contractual cash obligations:
Long-term debt obligations:
Revolving line of credit (1)	$—	$—	$—	$—	$—	$—	$—
Leases:
Finance Leases (1)	5.2	21.0	15.4	10.6	5.5	0.9	58.6
Operating leases (2)	7.3	27.6	23.7	20.3	15.8	38.4	133.1
Purchase obligations (3)	76.8	—	—	—	—	—	76.8
Total contractual obligations	$89.3	$48.6	$39.1	$30.9	$21.3	$39.3	$268.5

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

(3)	Includes commitments of $74.8 million for capital expenditures.

	Amount of commitment expiration by year
	2021	2022	2023	2024	2025	Thereafter	Total
Other commercial commitments:
Available line of credit (1)	$—	$—	$—	$270.7	$—	$—	$270.7
Letters of credit	—	31.1	—	—	—	—	31.1
Surety bonds	0.4	60.0	8.9	—	—	—	69.3
Total commercial commitments	$0.4	$91.1	$8.9	$270.7	$—	$—	$371.1

(1)	Subject to the satisfaction of existing debt covenants.

The Company has accrued approximately $1.4 million for uncertain tax positions and $0.2 million for interest and penalties related to the uncertain tax positions as of September 30, 2021.  The Company cannot reasonably estimate the timing of cash settlements with respective taxing authorities beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

At September 30, 2021, the Company has accrued $99.8 million for claims and insurance liabilities.  The Company cannot reasonably estimate the timing of cash settlements with respective adverse parties beyond one year and accordingly has not included the amounts within the above contractual cash obligations and other commercial commitment tables.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2021.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2021
	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Fixed rate debt	$4.8	$19.5	$14.5	$10.2	$5.3	$0.9	$55.2	$55.4
Average interest rate	3.5%	3.5%	3.5%	3.5%	3.5%	3.5%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2021 through
July 31, 2021	510	(2)	$193.08	(2)	—	$—
August 1, 2021 through
August 31, 2021	—	(3)	$—	(3)	—	—
September 1, 2021 through
September 30, 2021	—	(4)	$—	(4)	—	—
Total	510				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2021 through July 31, 2021.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 500 shares of Saia stock at an average price of $224.85 during the period of August 1, 2021 through August 31, 2021.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2021 through September 30, 2021.

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

3.4

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2021 and 2020 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters and nine months ended September 30, 2021 and 2020 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 28, 2021	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer