Form 10-K
period 2021-12-31
SAIA INC
filed 2022-02-23
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-49983

Saia, Inc.

(Exact name of registrant as specified in its charter)

Delaware	48-1229851
(State of Incorporation)	(I.R.S. Employer Identification No.)

11465 Johns Creek Parkway, Suite 400 Johns Creek, Georgia	30097
(Address of Principal Executive Offices)	(Zip Code)

(770) 232-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	SAIA	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,516,939,156 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 17, 2022 was 26,401,931.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2021, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 29, 2022, have been incorporated by reference into Part III of this Form 10-K.

       Auditor Name:     KPMG LLPAuditor Location:     Atlanta, Georgia, United StatesAuditor Firm ID:185

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

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight) is a leading LTL carrier that serves 45 states and provides LTL services to Canada and Mexico through relationships with third-party interline carriers. Saia LTL Freight specializes in offering its customers a range of LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 400 and 10,000 pounds.

As of December 31, 2021, Saia LTL Freight operated a network comprised of 176 owned and leased facilities, including three general offices, and owned approximately 5,600 tractors and 19,300 trailers, including equipment acquired with finance leases.

In May 2017, Saia initiated a strategy to provide direct service to the portions of the continental United States not then serviced by the Company. The focus began with the Northeast and includes additional investments in density and service in our legacy geographies.  Since that time the Company has opened 30 new terminals.  Over the past five years, Saia has invested more than $1.25 billion in capital expenditures, primarily for revenue equipment, real estate and technology.  These investments have reduced the age of Saia’s fleet, improved fuel economy, reduced carbon emissions, enhanced safety and supported Saia’s plans for additional volume growth. Saia has also invested substantially in technology, training and business processes to enhance the Company’s ability to monitor and manage customer service, safety, operations and profitability.

In 2021, Saia generated revenue of $2.3 billion and operating income of $335.1 million. In 2020, Saia generated revenue of $1.8 billion and operating income of $180.3 million. In 2021, the average Saia LTL Freight shipment weighed approximately 1,397 pounds and traveled an average distance of approximately 913 miles.

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

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of freight terminals, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 31,000 shipments per day, each of which has a shipper and consignee, and sometimes a third-party payor, all of whom need access to information in a timely manner. More importantly, technology plays a key role in improving customer service, operations efficiency and compliance, safety and revenue management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players operating nationally or in regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

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

Manage pricing and business mix.

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

We gain operating leverage by growing volume and density within existing geography. Depending on pricing and the specific lanes, we estimate that the potential incremental profitability on growth in current markets can be as much as 30 percent or more. This improves margins, asset turnover and return on capital. We actively monitor opportunities to add freight terminals where there is sufficient market potential. Future volume growth at Saia could result from improvements in the general economy, industry consolidation, geographic expansion and strategic acquisitions, as well as specific sales and marketing initiatives.

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

Prepare the organization for growth and enhanced geographic footprint.

While our immediate priority is to improve profitability, we plan to further pursue geographic expansion and build additional density in markets to promote profitable growth and improve our customer value proposition over time. As a result, we plan to continue to invest in new terminals, in our tractor and trailer fleet and in new technology to enable us to efficiently handle the increased freight flows we anticipate to and from new and existing markets.  In addition to direct expansion through adding new terminals, management may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity.

Continue to address environmental and social issues.

We are dedicated to building on our strong, positive culture by being a leading corporate citizen for the benefit of our customers, employees, communities and shareholders. In recent years, we have invested heavily in our tractor and trailer fleet to improve fuel efficiency and reduce carbon emissions, while also improving reliability and lowering maintenance expenses.  We are also working to optimize our linehaul scheduling and pick-up and delivery operations to better utilize our assets and thus further reduce fuel consumption and carbon emissions.  We are undertaking pilot programs involving the use of alternative fuels for our operations, including testing of tractors powered by compressed natural gas and electricity.  The Company has implemented new procedures designed to reduce the risk of spills of hazardous materials we transport and to quickly and efficiently react to any environmental incidents.  At our terminals, we have implemented electricity-saving procedures and have conservation initiatives in place to recycle used oil, scrap metal, paper, tires and batteries.  Additionally, for new construction terminals we are using best practices of including green initiatives where possible.

Based on the most recently available rankings, for 2020, Saia achieved the highest rank possible (rank 1 – top 20%) among the EPA’s SmartWay Carrier Performance Rankings for LTL carriers for Carbon Dioxide (CO2), Nitrogen Oxide (NOX) and Particulate Matter (PM) emissions per ton-mile.  Saia has also participated in the EPA’s SmartWay Program since 2006, which assists companies with advancing supply chain sustainability by measuring, benchmarking and improving freight transportation efficiency.

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

Human Capital

We believe our success as a company depends on the strength of our workforce.  Our Vice President of Human Resources, reporting to our President and Chief Executive Officer, is responsible for developing and executing our human capital strategy.  These responsibilities include recruiting, hiring, training and retention as well as the development of our compensation and benefits programs.

Our 11,600 union-free employees are comprised of about 50% licensed commercial drivers, about 25% dock workers (approximately one-third of whom are part-time) and the remaining 25% work in sales, technology and administration to support our business.  Of Saia’s workforce, approximately 89% are male.  Approximately 48% of all employees have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. Additionally, nearly 80% of our workforce is under the age of 55, while our driver average tenure is eight years.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to affordable and convenient medical programs intended to meet their physical and emotional needs and the needs of their families, with 96% of employees participating.  To foster retention, employees with ten or more years of service do not pay premiums for participation in the medical program. In addition to standard medical coverage, we offer eligible employees dental and vision coverage.  Additionally, Saia strives to help employees lead healthier lives through a voluntary wellness program aimed at engaging employees to promote proactive evaluation, tracking and management of major health and wellness indicators, such as blood pressure, weight, and routine blood laboratory analysis. The program has an annual participation rate of approximately 60% of our employee base.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days.  These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees. We assess the competitiveness of our compensation by principal job classifications in markets across the country through periodic compensation surveys.  Company-wide wage increases are also implemented from time-to-time, including two during 2021, including approximately 4.7% awarded to employees in August 2021 and approximately 3.5% awarded to employees in January 2021.

In recent years, due to competition for quality employees, the compensation divide between union and non-union carriers has closed dramatically. We believe a direct relationship with our employees provides for better communications and employee relations. This dialogue with our employees enhances operating flexibility and ultimately lowers costs. In addition, non-union carriers have more flexibility with respect to work schedules, routes and other similar items. This flexibility is a major consideration in meeting the service levels required by customers.  We believe this differentiation provides stronger future growth prospects, improved efficiencies and customer service capabilities.

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

We have more than 300 driver trainers, who assist in providing all new drivers with over 40 hours of onboarding training. To further our drivers’ training, Saia annually trains all drivers in the Smith System defensive driving program and provides weekly safety training through various mediums, including safety videos and group and individual presentations on safety topics.  Saia’s tractor fleet is equipped with extensive safety technology, including video recording systems which enable managers to provide coaching and feedback to drivers throughout the year.   Our dock employees also receive onboarding training which is supplemented with on-going safety and job training.  Employees who express an interest in a long-term driving career can enroll in a Company-sponsored dock-

to-driver program to obtain the necessary commercial driver certifications.  Annual safety awards and recognition are given to both drivers and dock employees who qualify.

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

COVID-19 Response.

During the COVID-19 pandemic, the health and safety of our employees and their families has been our top priority as we remain open for business as an essential service provider to our customers.  Our Company has established policies and procedures designed to mitigate the potential for transmission of COVID-19 amongst our employees, customers and vendors.  Personal Protective Equipment (PPE) in the form of masks, gloves and hand sanitizer have been made available to employees at all locations.  Workplaces have been configured to provide for social distancing where possible and, where job functions will allow, employees have worked remotely.  House-keeping and sanitization procedures have been implemented, and, in instances where the workplace is exposed to an individual with a positive test result for COVID-19, an outside vendor is retained to do an extensive sanitization of the impacted facility.

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

Key areas of regulatory activity include:

Department of Homeland Security.

Federal, state and municipal authorities have implemented and continue to implement anti-terrorism measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (TSA) and Customs and Boarder Protection (CBP) continue to focus on trailer security, driver identification, security clearance and border-crossing procedures. These and other safety and security measures, such as rules for transportation of hazardous materials and cargo-security regulations, could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries to customers.

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

The FMCSA has established the Commercial Driver’s License Drug and Alcohol Clearinghouse, which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse requires us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we employ.

The Infrastructure Investment and Jobs Act (IIJA) signed into law in 2021 requires the FMCSA to establish an apprenticeship pilot program that would allow drivers between the ages of 18-20 with an intrastate commercial driver’s license to operate in interstate commerce under certain conditions. In response to this requirement, the FMCSA has developed the Safe Driver Apprenticeship Pilot Program (SDAP). Although carriers are not currently mandated to participate, we may participate in SDAP to help address driver shortages in the future. Participation in the program may affect our delivery times, increase our cost of operations, and affect the costs of transportation to maintain compliance.

Environmental Protection Agency.

Our operations are subject to U.S. federal, state, local, and foreign regulations with regard to air and water quality and other environmental matters. Regulation in this area continues to evolve with changes in the enforcement of existing regulations, as well as the enactment and enforcement of new regulations that may require us or our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Specifically, the EPA has issued regulations reducing sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks. Future environmental laws in this area could further increase our costs and impact our operations.

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

Other countries have implemented laws that limit greenhouse gas emissions. If the U.S. enacted environmental laws further limiting greenhouse gas emissions, our costs could increase and our operations could be adversely impacted. The EPA and DOT have announced Fuel Efficiency Standards for medium and Heavy-Duty Trucks, which require a reduction of up to 25 percent in carbon emissions over the next decade. In August 2021, the EPA announced its “Clean Trucks Plan,” which includes efforts over a three year time frame to develop a nitrogen oxides (“NOx”) standard, which could impose substantial costs on us. The Clean Trucks Plan also includes the development of new greenhouse gas emissions standards for heavy-duty engines and vehicles in an effort to promote zero-emission technologies. In December 2021, the California Air Resources Board (“CARB”) adopted more stringent standards to reduce nitrogen oxide emissions by heavy-duty engines. The United States rejoined the Paris climate accord in 2021 and, as a result, the United States may take further action to reduce greenhouse gas emissions, which, could adversely affect our business. Individual states are also implementing emissions regulations, such as the CARB regulations that apply not only to California intrastate carriers, but also to carriers outside the state who own or dispatch equipment in California.

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

Data Privacy Regulations.

There have been increased regulatory efforts regarding data protection and transparency in how customer data is used and stored in the U.S. and other countries. For example, the European Union (EU) General Data Protection Regulation (GDPR), effective May 2018, imposes strict rules on controlling and processing data originating from the EU. Other governments have enacted similar data protection laws, including the State of California’s California Consumer Privacy Act of 2018, as amended and extended by the California Privacy Rights Act of 2020. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with data protection laws may increase our compliance costs or require alterations to our data handling practices. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, operating results and financial condition.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows:

Name	Age	Positions Held

Frederick J. Holzgrefe, III	54

President and Chief Executive Officer of Saia, Inc. since April 2020. Mr. Holzgrefe served as President and Chief Operating Officer of Saia, Inc. January 2019 to April 2020. Prior to this, Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer since September 2014. Prior to joining Saia, Mr. Holzgrefe was Vice President of Business Development and Vice President and Chief Financial Officer for Golden Peanut Company. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Douglas L. Col	57

Executive Vice President and Chief Financial Officer of Saia, Inc. since April 2020 and Vice President and Chief Financial Officer since January 2020. Mr. Col joined the Company in 2014 as Treasurer and continued in that role until January 2020.  Mr. Col has also served as the Company’s Secretary since February 2019.

Patrick D. Sugar	34

Executive Vice President of Operations of Saia, Inc. since March 2021. Mr. Sugar joined the Company in December 2016 and served as Vice President of Linehaul and Industrial Engineering prior to his promotion in March 2021.

Raymond R. Ramu	53

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Rohit Lal	61

Executive Vice President and Chief Information Technology Officer of Saia, Inc. since August 2017. Prior to that time, Mr. Lal served in Information Technology leadership roles at the Coca-Cola Company since 2008.

Karla J. Staver	59

Vice President of Human Resources of Saia, Inc. since October 2019. Ms. Staver has been employed by the Company since 2008 and served as Director of Safety from 2011 until October 2019.  She has announced her retirement, effective March 1, 2022.

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

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, the results of operations, liquidity and cash flows, many of which are largely out of our control. These include recessionary economic cycles and downturns in customer business cycles, global uncertainty and instability, inflation, changes in U.S. social, political, and regulatory conditions, tariff and trade discussions and/or a disruption of financial markets. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services and could reduce the prices we are able to charge for our services.

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

Businesses operating in the transportation industry are affected by risks that are largely out of their control, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These risks include health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, supply chain disruptions, labor shortages, decline in U.S. manufacturing, acts of terrorism, health epidemics, interest rates, inflation, fuel costs, fuel taxes, license and registration fees, healthcare costs, insurance premiums and coverage availability. In particular, harsh weather or natural disasters, such as hurricanes, tornadoes, fires and floods, global pandemics and acts of terrorism can affect our operations by increasing operational costs, reducing demand, introducing infrastructure instability and disrupting advance route and load planning.

We are dependent on cost and availability of qualified employees and purchased transportation.

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging as the available pool of qualified drivers has been decreasing in recent years. Age demographics, hours of service rules, ability to obtain insurance coverage, the legalization and growing recreational use of marijuana and regulatory requirements, including the Compliance Safety Accountability program (CSA) of the Federal Motor Carrier Safety Administration (FMCSA) have contributed to the reduction in the number of eligible drivers and may continue to do so in the future.

Moreover, as a result of COVID-19, general macroeconomic factors and an increasingly competitive labor market, we are experiencing difficulty in hiring sufficient qualified employees to fill all available positions. The most illustrative example is the significant shortfall of qualified drivers in the trucking industry; however, the labor shortage is not limited to qualified drivers. At times, we have been unable to hire qualified dockworkers and office personnel. Our ability to hire sufficient personnel may be negatively impacted by increasing demands related to health and safety protocols, including mask and vaccine requirements, and by reduced labor supply. We may experience shortages of qualified employees that could result in us not meeting customer demands, upward pressure on wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

There is also significant competition for quality purchased transportation within the trucking industry. We periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Inflation may increase our operating expenses and lower profitability.

The COVID-19 pandemic caused a global recession, and the sustainability of the economic recovery observed in 2021 remains unclear. The COVID-19 pandemic has also significantly increased economic and demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere, and has led to disruption and volatility in demand for our services, our suppliers’ ability to fill orders and global capital markets.

The Bureau of Labor Statistics reported that the Consumer Price Index increased 7 percent in 2021, indicating the largest increase since 1982. Most of our operating expenses are sensitive to increases in inflation, including equipment prices, fuel costs, insurance costs, employee wages and purchased transportation. Furthermore, inflation may generally increase costs for materials, supplies and services and capital. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are dependent on cost and availability of fuel.

Fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of fuel price increases. Global political events, acts of terrorism, cyber security incidents, inflation, federal, state and local laws and regulations, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of fuel. In the past, we have been able to obtain fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of fuel could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. To the extent not offset by fuel surcharges or other customer price changes, volatility in fuel prices or significant increases in fuel taxes resulting from these economic or regulatory changes could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. In recent years, given the significance of fuel surcharges, the negotiation of customer price increases has become commingled with fuel surcharges. We have experienced increases in other operating costs as a result of volatility in fuel prices; however, the total impact of volatility in fuel prices on other non-fuel related expenses is difficult to determine. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices would reduce our profitability unless we are able to make the appropriate adjustments to our pricing strategy.

Business and Operational Risks

Ongoing insurance and claims expenses could significantly reduce and cause volatility in our earnings.

We are regularly subject to claims resulting from personal injury, cargo loss, property damage, group healthcare and workers’ compensation claims. The Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability. We also maintain insurance with licensed insurance companies above these self-insured retention limits. In recent years the trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of future claims continues to increase, claim expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which would adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under its automobile liability insurance policy. Thereafter, the policy provides insurance coverage for a single occurrence of

$8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021. The automobile liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during certain periods in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as "commuting" the policy. In August 2019, the Company elected to commute the policy for the period from March 1, 2018 to February 28, 2019. As a result of commuting the policy for that 12-month period, the Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022. To the extent the Company incurs one or more significant claims not covered by insurance, either because the claims are within our self-insured layer or because they exceed our total insurance coverage, our financial condition, results of operation, and liquidity could be materially and adversely affected.

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

From 2017 through 2021, we opened terminals in markets in Connecticut, Delaware, Pennsylvania, Maryland, Massachusetts, New Jersey, New Hampshire, New York, and Vermont, including 7 new terminals in 2021. We intend to open at least ten to fifteen new terminals in 2022 and are reviewing several opportunities to relocate existing terminals in other markets. There is no assurance that we will be successful at adding new markets as planned or that such markets will be profitable. This expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Additionally, we plan to invest in certain areas of our existing network so that we will be able to handle the increased freight flows we anticipate to and from new markets and to more efficiently operate in existing markets. Expansion could cause disruptions in our existing geography or require management to devote excessive time and effort to manage the expansion, which could adversely affect our business operations and profitability. Operating in new territory may increase the possibility of union organizing efforts. A delay between the outlay of expenditures to expand our geographic footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

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

Technology and new market entrants may also disrupt the way we and our competitors operate. We expect our customers to continue to demand more sophisticated systems and technology-driven solutions from their suppliers. If we do not pursue technological advances or engage in innovation, or if the new technology doesn’t yield the results we expect, we may be placed at a competitive disadvantage, lose customers, incur higher costs or fail to meet our growth strategy. A failure to successfully pursue technological advances could have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

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

The price of new and used revenue equipment may adversely affect our business operations.

Investment in new revenue equipment, including tractors and trailers, is a significant part of our annual capital expenditures.  The price of such equipment may increase as a result of inflation, increased demand for or decreased supply of such equipment or because of regulations on newly manufactured tractors, such as regulations issued by the Environmental Protection Agency (EPA) and by various state agencies, particularly the California Air

Resources Board (CARB), requiring progressive reductions in exhaust emissions.  The regulations have increased prices for tractors and maintenance costs and may continue to do so in the future. In addition, as we purchase new revenue equipment as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment.  Oversupply in the transportation industry, higher maintenance or operating costs associated with older equipment, as well as adverse economic conditions, can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain for used equipment. If we are unable to sell our used equipment at or above our salvage value, the resulting losses could adversely impact our financial condition, results of operations, liquidity and cash flows.

Higher costs for or limitations in the availability of suitable real estate have adversely affected and may continue to adversely affect our business operations.

Our business model is dependent on the cost and availability of terminal facilities in key metropolitan areas. We have experienced higher costs to purchase and lease terminal facilities as a result of inflation and higher demand for and reduced supply of such facilities. Shortages in the availability of suitable real estate or delays in obtaining necessary permits or approvals may result in significant additional costs to purchase, lease or build necessary facilities, increase our operating expenses, reduce our revenues, restrict our ability to grow existing markets or expand into new markets and/or prevent us from efficiently serving certain markets.  In addition, we may not realize sufficient revenues or profits from our infrastructure investments.

Ongoing supply chain disruptions have delayed equipment deliveries and may increase costs or reduce operating capacity or expansion.

We do not manufacture any of the equipment or technology hardware used in our business.  Tractors and trailers are important sources of capacity for our network operations and network expansion.  The production of tractors and trailers has been impacted by on-going manufacturing and component delays and other supply chain disruptions.  In addition, microchips are an important component of much of the equipment we use in our business, including tractors, forklifts, safety equipment and technology hardware. We have experienced, and may continue to experience, an inability to obtain, or delays in the delivery of, equipment necessary for operations, including tractors, trailers and other equipment that contain microchips, as a result of manufacturing delays, supply chain disruptions and microchip shortages. These manufacturing delays, supply chain disruptions and shortages have negatively affected and may continue to negatively affect our operations, increase our costs and impede our ability to grow and meet customer demand.

Our business could be negatively affected if our suppliers fail to meet their obligations (whether due to financial difficulties or other reasons), increase prices or make other changes in the material terms of our arrangements with them.  In addition, we may not be able to find replacement equipment on favorable terms in the event of future supply chain disruptions.  Further, production and delivery disruptions and inefficiencies, suspension of operations or comparable impacts involving one or more of our equipment suppliers could have an adverse impact on our financial condition, results of operations, liquidity and cash flows.

Capacity and infrastructure constraints could adversely affect service and operating efficiency.

We may experience capacity constraints due to increased demand for transportation services and decaying highway infrastructure. Infrastructure Investment and Jobs Act (IIJA) was passed on November 15, 2021 to provide significant federal funding to improve and maintain the nation’s infrastructure. However, the programs and funding outlined in the IIJA may not be implemented in a timely manner. Poor infrastructure conditions and roadway congestion could slow service times, reduce our operating efficiency and increase maintenance expense. Some states have taken infrastructure funding measures into their own hands and have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases. These measures could adversely affect our financial conditions, results of operations, liquidity and cash flows.

We face risks arising from our international business operations and relationships.

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us or subject us to substantial fines. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, anti-corruption law enforcement, the renegotiation of international trade agreements, imposition of duties, taxes or government royalties imposed by foreign governments. Furthermore, COVID-19 policies in foreign jurisdictions, such as vaccine mandates, may receive opposition from drivers leading to protests, resignations or operating disruption.

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

The Company and our customers are also vulnerable to the increasing impact of climate change and the potential impact of global warming. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes and other weather-related disasters. Disasters created by extreme conditions could reduce the demand for our services, cause significant damage to or destruction of our facilities and equipment or the infrastructure we need to operate, which could result in temporary or long-term closures of our facilities and disruptions to our operations. Damage caused by disasters could cause the Company to incur significant expense for repair or replacement of damaged or destroyed facilities and equipment and potential increase in fuel prices and insurance costs. This could also result in loss or damage to employee homes or being unable to relocate key employees. This could result in adverse impact to the available workforce, damage to or destruction of freight and tractors and trailers, cancellation of orders, and breaches of customer contracts leading to reduced revenue. The Company has previously experienced severe weather events, including floods in Houston and unseasonal snowstorms in the Southeast and Southwest. Similar events could disrupt our facilities or operations. The continued impacts of climate change could adversely affect our financial condition, results of operations, liquidity and cash flows.

We face risks related to the geographic concentration of our customers.

We have operations throughout the South, Southwest, Midwest, Pacific Northwest, West and portions of the Northeast. As a result, changes in the economic climate, consumer trends, market fluctuations or supply shortages could decrease demand for our services in these regions and may adversely affect our financial condition, results of operations, liquidity and cash flows. For example, the energy sector is important to local economies in several of these regions. If oil and gas market conditions change materially, the demand for our services in these regions could be impacted significantly, which could also adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2021 were approximately $277 million inclusive of equipment acquired with finance leases. Additionally, we anticipate net capital expenditures in 2022 in excess of $500 million. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our trucks and trailers for longer periods prior to replacement, possibly increasing our maintenance costs. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as economic conditions improve. We may experience unusual employee turnover by our drivers, dockworkers, maintenance employees and other personnel that would result in operational deterioration. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages, or reduce our operations and face difficulty meeting customer demands, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

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

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, workers’ compensation claims, federal and state labor and employment law claims, securities claims, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have completely stopped offering coverage to trucking companies, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, which would adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settle claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We may face higher corporate taxes and new regulations.

Single-party control of the United States executive and legislative branches increases the likelihood that our business will be subject to new laws and regulations. The current administration has stated its intention to consider tax law changes, which could increase our corporate tax obligations. We may also face new regulations on a variety of topics, including climate change and greenhouse gas emissions, employment and labor law, healthcare and Department of Transportation initiatives. Direct and indirect costs incurred to implement these or other potential changes in law or regulation could have a material adverse impact our financial condition, results of operations, liquidity and cash flows.

The engines in our newer tractors are subject to emissions-control regulations that could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have an adverse impact on our business.

Tractor engines that comply with the EPA emission-control design requirements have generally been less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates or improved fuel economy, our financial condition, results of operations, liquidity and cash flows could be adversely affected. In 2021, the EPA announced a series of regulations to be implemented to decrease emissions from new heavy-duty vehicles including the Clean Trucks Plan. The Clean Trucks Plan states that the EPA will propose and finalize new stringent emission standards by December 2022 to reduce nitrogen oxides and also establish new standards for greenhouse gas emissions from heavy-duty engines. In December 2021, CARB adopted even more stringent standards to reduce nitrogen oxide emission for heavy-duty trucks. Future strengthening of EPA, CARB or other federal and state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

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

The FMCSA launched the Commercial Driver’s License Drug and Alcohol Clearinghouse in 2020, which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers in an effort to help better identify drivers who are prohibited from operating commercial motor vehicles and ensure drivers cannot conceal drug and alcohol violations by changing jobs or locations. The clearinghouse requires us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we currently employ. The clearinghouse may result in a reduction of the pool of qualified commercial motor vehicle drivers.

The Infrastructure Investment and Jobs Act of 2021 requires the FMCSA to establish an apprenticeship pilot program that would allow drivers between the ages of 18-20 with an intrastate commercial driver’s license to operative in interstate commerce under certain conditions. Although carriers are not mandated to participate in the apprenticeship program, we may elect to participate. Participation in the program may affect our delivery times, increase our cost of operations, and affect the costs of transportation to maintain compliance.

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

The London Interbank Offered Rate (“LIBOR”) benchmark, commonly used for setting interest rates in commercial and financial contracts, will no longer be quoted by private-sector banks. One-week LIBOR and two-week LIBOR rates are no longer published. Longer term rates will continue to be published into mid-2023. The discontinuation of LIBOR could have an impact on the financial markets and on the rate of applicable interest on our borrowings. Uncertainty in the interpretation of contracts that include LIBOR or comparable replacement rates may cause weakness or disruption in the financial markets. The discontinuation of LIBOR may also increase our interest expense, affect our ability to refinance some or all of our existing indebtedness and adversely affect our financial condition, results of operations, liquidity and cash flows.

Other Risks

We are unable to predict the extent to which the ongoing global COVID-19 pandemic and related impacts will adversely impact our business operations, financial condition, results of operations, liquidity and cash flows.

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the pandemic’s impact on our operations, financial performance and financial condition, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations, financial performance and financial condition depends on many factors that are not within our control, including, but not limited, to: governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic (including restrictions on travel, quarantines, shelter in place orders and workforce pressures); pricing pressures brought about by actions of competitors; the impact of the pandemic, variant strains of the COVID-19 virus and actions taken in response on global, national and regional economies, travel, and economic activity; general economic uncertainty in key global, national and regional markets and financial market volatility; global economic conditions and levels of economic activity, including the effects of a recession, depression or other significant economic downturn; and the timing and pace of recovery when the COVID-19 pandemic subsides.

The COVID-19 pandemic has subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:

•

Operations-related risks: We continue to face increased operational challenges and have incurred higher operating expenses from the need to protect employee health and safety, workplace disruptions and restrictions on the movement of people and goods, both at our own facilities and at those of our customers and suppliers. We may also experience capacity constraints in one or more geographic areas if a significant number of our employees in any such region are affected by COVID-19. We have also experienced, and have the potential to experience again in the future, lower demand for our transportation services, increased costs, customer requests for potential payment deferrals, supply chain disruptions and delays and other challenges related directly and indirectly to the COVID-19 pandemic that adversely impact our business. If vaccination mandates, employee testing or other similar governmental requirements are enforced against us, or if COVID-19 case rates worsen, we may face higher costs, further increases in employee absenteeism and/or attrition and a reduction in operational capacity. These actions could cause operational deficiencies including, but not limited to, further increasing the industry-wide driver and other employee shortages that we are currently experiencing and reducing our ability to meet our customer commitments. We believe the longer the period of economic and global supply chain disruption continues, the more the adverse impact could be on our business operations, financial performance, financial condition and results of operations.

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

The COVID-19 pandemic may also have the effect of heightening many of the other risks described herein. Further, the COVID-19 pandemic may also affect our operating and financial results and financial condition in a manner that is not presently known to us or that we currently do not expect to present significant risks to our operations or financial results or financial condition.

The development of standards or other state or local requirements surrounding required vaccinations or other mandates could adversely affect our ability to hire and retain employees which could lead to service disruptions and higher costs.

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

Our Restated Certificate of Incorporation and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of the Company. Such provisions include, for example, provisions classifying our Board of Directors until the 2024 annual meeting of stockholders, a prohibition on stockholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors and an advance notice procedure for stockholder proposals and nominations to the Board of Directors. These provisions may inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

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

Saia is headquartered in Johns Creek, Georgia and has additional general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2021, Saia owned 88 service facilities, including the Houma, Louisiana general office and leased 93 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Saia owns 49 percent of its service facilities, accounting for 61 percent of its door capacity. This follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2021, Saia owned approximately 5,600 tractors and 19,300 trailers, inclusive of equipment acquired with finance leases.

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

Top 20 Saia Terminals by Number of Doors at December 31, 2021

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

Stockholders

As of January 31, 2022, there were 854 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2021 through
October 31, 2021	—	(2)	$—	(2)	—	$—
November 1, 2021 through
November 30, 2021	—	(3)	$—	(3)	—	—
December 1, 2021 through
December 31, 2021	990	(4)	$318.52	(4)	—	—
Total	990				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)

The Saia, Inc. Executive Capital Accumulation Plan sold 840 shares of Saia stock at an average price of $312.16 per share on the open market during the period of October 1, 2021 through October 31, 2021.

(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 540 shares of Saia stock at an average price of $351.43 during the period of November 1, 2021 through November 30, 2021.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 421 shares of Saia stock at an average price of $315.02 per share on the open market during the period of December 1, 2021 through December 31, 2021.

Item 6.	[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The Securities and Exchange Commission (the SEC) encourages companies to disclose forward-looking information so that investors can better understand the future prospects of a company and make informed investment decisions. This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains these types of statements, which are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “may,” “plan,” “predict,” “believe,” “should” and similar words or expressions are intended to identify forward-looking statements. Investors should not place undue reliance on forward-looking statements, and the Company undertakes no obligation to publicly update or revise any forward-looking statements, except as otherwise required by applicable law. All forward-looking statements reflect the present expectation of future events of our management as of the date of this Annual Report on Form 10-K and are subject to a number of important factors, risks, uncertainties and assumptions that could cause actual results to differ materially from those described in any forward-looking statements. These factors, risks, uncertainties and assumptions include, but are not limited to, the following:

•	general economic conditions including downturns or inflationary periods in the business cycle;
•	operation within a highly competitive industry and the adverse impact from downward pricing pressures, including in connection with fuel surcharges, and other factors;
•	industry-wide external factors largely out of our control;
•	cost and availability of qualified drivers, dock workers and other employees, purchased transportation and fuel;
•	inflationary increases in operating expenses and corresponding reductions of profitability;
•	claims expenses and other expense volatility, including for personal injury, cargo loss and damage, workers’ compensation, employment and group health plan claims;
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

•	failure to keep pace with technological developments;
•	labor relations, including the adverse impact should a portion of our workforce become unionized;
•	cost, availability and resale value of real property and revenue equipment;
•	supply chain disruption and delays on new equipment delivery;
•	capacity and highway infrastructure constraints;
•	risks arising from international business operations and relationships;
•	seasonal factors, harsh weather and disasters caused by climate change;
•	economic declines in the geographic regions or industries in which our customers operate;
•	the creditworthiness of our customers and their ability to pay for services;
•	our need for capital and uncertainty of the credit markets;
•	the possibility of defaults under our debt agreements, including violation of financial covenants;
•	failure to operate and grow acquired businesses in a manner that support the value allocated to acquired businesses;
•	dependence on key employees;
•	usual employee turnover from changes to compensation and benefits or market factors;
•	increased costs of healthcare benefits;

•	damage to our reputation from adverse publicity, including from the use of or impact from social media;
•	failure to make future acquisitions or to achieve acquisition synergies;
•

the effect of litigation and class action lawsuits arising from the operation of our business, including the possibility of claims or judgments in excess of our insurance coverages or that result in increases in the cost of insurance coverage or that preclude us from obtaining adequate insurance coverage in the future;

•	the potential of higher corporate taxes and new regulations, including with respect to climate change, employment and labor law, healthcare and securities regulation;
•

the effect of governmental regulations, including hours of service and licensing compliance for drivers, engine emissions, the Compliance, Safety, Accountability (CSA) initiative, regulations of the Food and Drug Administration and Homeland Security, and healthcare and environmental regulations;

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

These factors and risks are described in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.

As a result of these and other factors, no assurance can be given as to our future results and achievements. Accordingly, a forward-looking statement is neither a prediction nor a guarantee of future events or circumstances and those future events or circumstances may not occur. You should not place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-K. We are under no obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise, except as otherwise required by applicable law..

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

COVID-19.

We are continuing to monitor the progression of the COVID-19 pandemic, further government response, and development of treatments and vaccines and their potential effect on our short-term and long-term financial results and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our 2021 financial results.  Local, state and national governments have designated transportation as an essential service.  The Company has made a variety of efforts to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help keep employees and customers safe, including limiting physical contact, implementing enhanced cleaning and hygiene protocols at Saia facilities and implementing remote work arrangements, where possible and appropriate.

We believe we have significant liquidity available to continue business operations in the event of future disruptions from the COVID-19 pandemic. As discussed in “Financial Condition, Liquidity and Capital Resources” below, the Company has in place a revolving credit facility with up to $300 million in availability, plus an accordion feature that provides for an additional $100 million in availability, subject to certain conditions and lender commitments, in addition to its cash flow from operations.

The situation surrounding COVID-19 remains fluid and there may be developments outside our control requiring us to adjust our operating plan.  As such, given the dynamic nature of this situation, we are unable to predict the extent to which the pandemic and related impacts could impact our business operations, financial condition, results of operations, liquidity and cash flows.

Overview.

The Company’s operating revenue increased by 25.6 percent in 2021 compared to 2020. The increase resulted primarily from pricing actions, including a 5.9 percent general rate increase taken on January 18, 2021, for customers subject to general rate increases, in addition to increased volumes, terminal expansion and improvements in mix of business.

Consolidated operating income was $335.1 million for 2021 compared to $180.3 million in 2020. The increase in 2021 operating income resulted primarily from pricing actions, partially offset by salary and wage increases, higher fuel costs, and higher purchase transportation costs.

The Company generated $382.6 million in net cash provided by operating activities in 2021 versus $309.1 million in 2020. The Company used $277.8 million of net cash in investing activities during 2021 compared to $218.8 million during 2020.

The Company is party to a credit agreement with its banking group that provides for a $300 million revolver with a term ending February 2024. The credit agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.   The credit agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement. See Note 2 of the accompanying audited Consolidated Financial Statements for more information on the credit agreement.

The Company had $23.5 million of net cash used in financing activities during 2021 compared to $65.3 million of net cash used in financing activities during 2020. The Company had zero change in net borrowings (net of repayments) under its revolving credit facility during 2021 compared to net repayments of $45.9 million in 2020 and made scheduled principal payments for finance lease obligations of $20.6 million during 2021. Outstanding letters of credit were $31.1 million and the cash and cash equivalents balance was $106.6 million as of December 31, 2021. The Company had $270.7 million in remaining availability under its revolving credit facility and $50.4 million in obligations under finance leases at December 31, 2021. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2021. See “Financial Condition” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While more than 97% of its revenue is derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.  The Chief Operating Decision Maker is the Chief Executive Officer who manages the business, regularly reviews financial information and allocates resources. The Company has one operating segment.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2021, 2020 and 2019

(in thousands, except ratios and revenue per hundredweight)

				Percent
				Variance
	2021	2020	2019	'21 v. '20	'20 v. '19

Operating Revenue	$2,288,704	$1,822,366	$1,786,735	25.6%	2.0%
Operating Expenses:
Salaries, wages and employees’ benefits	1,063,703	963,260	947,911	10.4	1.6
Purchased transportation	249,710	141,369	129,980	76.6	8.8
Depreciation and amortization	141,700	134,655	119,135	5.2	13.0
Fuel and other operating expenses	498,450	402,761	437,123	23.8	(7.9)
Operating Income	335,141	180,321	152,586	85.9	18.2
Operating Ratio	85.4%	90.1%	91.5%	(4.7)	(1.4)
Non-operating Expense	2,368	4,043	5,934	(41.4)	(31.9)
Working Capital (as of December 31, 2021, 2020 and 2019)	94,907	(4,058)	(8,867)	(2,438.8)	(54.2)
Net Acquisitions of Property and Equipment	277,348	218,817	281,031	26.7	(22.1)
Saia LTL Freight Operating Statistics:
LTL Tonnage	5,401	4,842	4,820	11.5	0.5
LTL Shipments	7,730	7,371	7,409	4.9	(0.5)
LTL Revenue per hundredweight	$20.68	$18.33	$18.05	12.8	1.6
LTL Revenue per shipment	$289.00	$240.86	$234.81	20.0	2.6
LTL Pounds/shipment	1,397	1,314	1,301	6.3	1.0
LTL Length of haul	913	879	840	3.9	4.6

Year ended December 31, 2021 as compared to year ended December 31, 2020

Revenue and volume

Consolidated revenue increased 25.6 percent to $2.3 billion primarily as a result of pricing actions, increased volumes, terminal expansion and improvements in mix of business. The economic environment over the past few years permitted the Company to implement measured pricing actions to improve yield. As a result of these increased rates, along with increased length of haul, Saia’s LTL revenue per hundredweight (a measure of yield) increased 12.8 percent to $20.68 per hundredweight for 2021. Saia’s LTL tonnage also increased 12.4 percent per workday while LTL shipments increased 5.7 percent per workday for 2021. Overall LTL revenue per shipment increased 20.0 percent in 2021 due to the yield improvements discussed above. Additionally, LTL weight per shipment increased 6.3 percent during 2021. For 2021 and 2020, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented a 5.9 percent general rate increase on January 18, 2021. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 14.0 percent of operating revenue for the year ended December 31, 2021 compared to 11.1 percent for the year ended December 31, 2020 primarily as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $335.1 million in 2021 compared to $180.3 million in 2020. In summary, the operations were favorably impacted in 2021 by higher revenue per shipment and volumes, which were partially offset by salary and wage increases, higher fuel costs and higher purchase transportation costs. The 2021 operating ratio (operating expenses divided by operating revenue) improved to 85.4 percent as compared to 90.1 percent in 2020.

Salaries, wages and employees’ benefits expense increased $100.4 million in 2021 compared to 2020 largely due to increased head count compared to prior year. Additionally, in January 2021 and August 2021 the Company implemented salary and wage increases of approximately 3.5 percent and 4.7 percent, respectively, while significant growth led to higher overall compensation levels. Purchased transportation expense increased $108.3 million in 2021 compared to 2020 primarily due to increasing demand, capacity constraints in the internal network and higher rates for purchased miles during 2021. Depreciation and amortization expense increased $7.0 million in 2021 compared to 2020 primarily due to revenue equipment, real estate and technology investments in 2021. Fuel and other operating expenses increased by $95.7 million. This increase is driven primarily by an increase in fuel, operating expenses and supplies of $82.7 million, largely due to increased fuel costs from volume and price per gallon increases during the year. In addition, claims and insurance expense in 2021 was $11.6 million higher than 2020 largely due to increased insurance premiums in 2021 along with increased accident severity. The Company can experience volatility in accident expense as a result of its self-insurance structure which provides for retention amounts ranging from $2 million to $10 million per occurrence.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2021 was $2.0 million less than 2020 due to decreased average borrowings in 2021. The effective income tax rate was 23.9 percent and 21.5 percent for the years ended December 31, 2021 and 2020, respectively. The effective income tax rates for 2020 and 2021 include the impact of the tax credits enacted in December 2019 for alternative fuel usage, resulting in an increase in earnings per share of $0.04 in both 2021 and 2020. See Note 10 to the Company’s audited Consolidated Financial Statements, included herein, for an analysis of the income tax provision, impacts of the alternative fuel tax credits and the effective tax rate.

Working capital/capital expenditures

Working capital at December 31, 2021 was $94.9 million which increased from working capital at December 31, 2020 of negative $4.1 million. This increase is primarily due to an increase in cash and cash equivalents and accounts receivable, partially offset by increases in volume driven accounts payable. Cash flows from operating activities were $382.6 million for 2021 versus $309.1 million for 2020 largely driven by increased profitability. For 2021, net cash used in investing activities was $277.8 million versus $218.8 million in 2020 primarily due to increased capital expenditures for real estate, technology and revenue equipment during 2021. Net cash used in financing activities was $23.5 million in 2021 versus $65.3 million in 2020 primarily driven by a decrease in the net borrowings (net of repayments) under our revolving credit facility of $45.9 million from 2021 compared to 2020.

Year ended December 31, 2020 as compared to year ended December 31, 2019

Revenue and volume

Consolidated revenue increased 2.0 percent to $1.8 billion primarily as a result of pricing actions and terminal expansion, partially offset by a decrease in fuel surcharge revenue as a result of lower fuel prices.  The economic environment permitted the Company to implement measured pricing actions to improve yield. As a result of these increased rates, along with increased length of haul, Saia’s LTL revenue per hundredweight (a measure of yield) increased 1.6 percent to $18.33 per hundredweight for 2020. Saia’s LTL tonnage also increased 0.1 percent per workday in 2020 while LTL shipments decreased 0.9 percent per workday for 2020, as a result of lower volumes in the first half of 2020. Overall LTL revenue per shipment increased 2.6 percent in 2020 due to the yield improvements discussed above. Additionally, LTL weight per shipment increased 1.0 percent during 2020. For 2020 and 2019, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented a 5.9 percent general rate increase on February 3, 2020. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

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

Salaries, wages and benefits expense increased $15.3 million in 2020 compared to 2019 largely due to an overall increase in paid time off, a result of an additional five days awarded to all hourly employees in dealing with the impacts of COVID-19, and higher healthcare benefit costs. Fuel, operating expenses and supplies decreased $40.8 million during 2020 compared to 2019 largely due to decreased fuel costs, in addition to a reduction of other operating expenses and supplies, partially attributable to the recalibration of our cost structure as volumes slowed in the first half of 2020.  Claims and insurance expense in 2020 was $6.7 million higher than 2019 largely due to increased insurance premiums in 2020 along with increased accident severity, particularly in the first half of 2020. The Company can experience volatility in accident expense as a result of its self-insurance structure which provides for retention amounts ranging from $2 million to $10 million per occurrence. Depreciation expense increased $15.5 million in 2020 compared to 2019 primarily due to revenue equipment, real estate and technology investments in 2020. Purchased transportation expense increased $11.4 million in 2020 compared to 2019 primarily due to increased surges in demand in the latter half of 2020 and capacity constraints in the internal network.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2020 was $1.5 million less than 2019 due to decreased average borrowings resulting from the $62.2 million decrease in investing activities in 2020. The effective income tax rate was 21.5 percent and 22.5 percent for the years ended December 31, 2020 and 2019, respectively. The 2019 and 2020 effective income tax rates include the impact of the tax credits enacted in December 2019 for alternative fuel usage, resulting in an increase in earnings per share of $0.04 and $0.07 for 2020 and 2019, respectively. See Note 10 to the Company’s audited Consolidated Financial Statements, included herein, for an analysis of the income tax provision, impacts of the alternative fuel tax credits and the effective tax rate.

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

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. There remains uncertainty as to the strength of economic conditions, including the impact of inflation. We are continuing initiatives to increase revenue per shipment, reduce costs and improve productivity. We focus on providing top quality service and improving safety performance. Planned revenue initiatives include, but are not limited to, building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our service geography, as well as pricing and yield management. On January 24, 2022 and January 18, 2021 Saia implemented 7.5 and 5.9 percent general rate increases, respectively, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The extent of success of this revenue initiative is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective January 2021 and August 2021, the Company implemented salary and wage increases of approximately 3.5 percent and 4.7 percent, respectively, for all of its employees. The total cost of the compensation increases is expected to be approximately $60.9 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company builds market share, including through its geographic expansion, it expects there to be numerous operating leverage cost benefits. Conversely, should the economy soften from present levels, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is also impacted by the cost and availability of drivers, dock workers and personnel, and purchased transportation, fuel, insurance claims, cost and availability of insurance, regulatory changes, successful expansion of our service geography and other factors, including inflation discussed under “Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

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

Financial Condition, Liquidity and Capital Resources

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

Credit Agreement

The Company is party to a credit agreement with its banking group that provides for a $300 million revolver with a term ending February 2024.  The credit agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.   The credit agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  See Note 2 of the accompanying audited Consolidated Financial Statements for more information on the credit agreement.

At December 31, 2021, the Company had no borrowings outstanding under its revolving credit line and outstanding letters of credit of $29.3 million under the Amended Credit Agreement. At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the Restated Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms covering revenue equipment totaling $50.4 million and $71.0 million as of December 31, 2021 and 2020, respectively. Amortization of assets held under the finance leases is included in depreciation expense. The weighted average interest rates for the finance leases at December 31, 2021 and 2020 was 3.55% and 3.48%, respectively.

Cash Flows and Expenditures

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its operating cash flows and availability under its revolving credit agreement, which was $270.7 million at December 31, 2021, subject to the Company’s satisfaction of existing debt covenants. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2021.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2022 are expected to exceed $500 million, inclusive of equipment acquired using finance leases compared to 2021 net capital expenditures of $277 million. Projected 2022 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives.

See “Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Actual net capital expenditures, inclusive of equipment acquired using finance leases, are summarized in the following table (in millions):

	Years ended
	2021	2020	2019
Land and structures:
Additions	$124.8	$75.0	$82.5
Sales	(6.0)	(5.9)	—
Revenue equipment, net	130.0	131.9	181.0
Technology and other	28.5	17.8	23.7

Total	$277.3	$218.8	$287.2

In addition to the amounts disclosed in the table above, the Company had an additional $24.2 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2021. In 2021 and 2020, no revenue equipment was acquired with finance leases. Included in the 2019 revenue equipment expenditures are finance leases totaling $6.2 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Total contractual obligations for operating leases at December 31, 2021 and 2020 totaled $126.5 million and $142.7 million. This includes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $53.3 million and $76.1 million at December 31, 2021 and 2020, respectively, which include both principal and interest components. Purchase obligations at December 31, 2021 and December 31, 2020 were $60.2 million and $23.0 million, respectively. For further information see the Notes to the accompanying audited Consolidated Financial Statements in this Form 10-K. As of December 31, 2021 and December 31, 2020, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include necessary letters of credit and surety bonds, required for collateral towards insurance agreements, and the outstanding available line of credit. As of December 31, 2021 the Company had total outstanding letters of credit of $31.1 million and $69.5 million in surety bonds. At December 31, 2020 the Company had total outstanding letters of credit of $29.0 million and $59.9 million in surety bonds. Additionally, the Company had $270.7 million available under its revolving credit facility, subject to existing debt covenants at December 31, 2021. At December 31, 2020 the Company had $272.8 million available under its revolving credit facility, subject to existing debt covenants.

In addition to any principal amounts disclosed, the Company has interest obligations of approximately $2.8 million for 2022 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2021.

The Company has accrued approximately $1.4 million for uncertain tax positions and accrued interest and penalties of $0.1 million related to the uncertain tax positions as of December 31, 2021.

At December 31, 2021, the Company has $114.7 million in claims, insurance and other liabilities.

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
o

Description: As described in more detail in the Notes to the audited Consolidated Financial Statements contained herein, the Company has self-insured retention limits generally ranging from $250,000 to $1 million per occurrence for medical, workers’ compensation, casualty and cargo claims and from $2 million to $10 million for auto liability claims.

o

Judgments and Uncertainties: The liabilities associated with these claims are estimated in part based on historical experience, actuarial analysis with respect to workers’ compensation claims, demographics, nature and severity of the claims, and other assumptions.  Estimates of the liabilities for these claims are included in claims and insurance reserves based on claims incurred with liabilities for unsettled claims and claims incurred but not yet reported being actuarially determined with respect to workers’ compensation claims and, with respect to all other liabilities, estimated based on management’s evaluation of the nature and severity of individual claims, historical experience and other assumptions.

o

Sensitivity of Estimate to Change: These estimated accruals could be significantly affected if the actual costs of the Company from these claims differ from the estimates and assumptions used to establish the accruals.  A significant number of these claims typically take several years to develop and even longer to ultimately settle. A change in case reserves will be reflected in the Company’s results of operations on a dollar for dollar basis plus development factors. These estimates have been reasonably accurate over time; however, changes to estimates and assumptions regarding severity of claims, medical cost inflation, as well as, specific case facts can create short-term volatility in these reserves. In addition a 100 basis point change in our loss development factor would result in $0.2 million change in the claims liabilities. There have been no material changes in the development factor for the year ended December 31, 2021.

•	Revenue Recognition and Related Allowances.
o

Description: Revenue is recognized over the transit time of the shipment as it moves from origin to destination while expenses are recognized as incurred.  In addition, estimates included in the recognition of revenue and accounts receivable include estimates of shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectability.

o

Judgments and Uncertainties: Revenue is recognized in a systematic process whereby estimates of shipments in transit are based upon actual shipments picked up, day of delivery and current rates charged to customers. Estimates for credit losses and billing adjustments are based upon historical experience of credit losses, adjustments processed and trends of collections.  Billing adjustments are primarily made for discounts and billing corrections.

o

Sensitivity of Estimate to Change: Since the cycle for pickup and delivery of shipments is generally 1-5 days, typically less than five percent of a total month’s revenue is in transit at the end of any month. Estimates included in the recognition of revenue and accounts receivable are continuously evaluated and updated; however, changes in economic conditions, pricing arrangements and other factors can significantly impact these estimates.

•	Depreciation and Capitalization of Assets.
o

Description: Under the Company’s accounting policy for property and equipment, management establishes appropriate depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated residual values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant.

o

Judgments and Uncertainties: Selecting the appropriate accounting method requires management judgment, as there are multiple acceptable methods that are in accordance with U.S generally accepted accounting principles (GAAP), including straight-line, declining-balance, and sum-of-the-years' digits. As described in the Notes to the audited Consolidated Financial Statements contained herein, the Company depreciates property and equipment on a straight-line basis over the estimated useful lives of the assets. The Company believes this method properly spreads the costs over the useful lives of the assets. Factors affecting estimated useful lives and residual values of property and equipment may include estimating loss, damage, obsolescence, and Company policies around maintenance and asset replacement.

o

Sensitivity of Estimate to Change: Actual useful lives and residual values could differ from these assumptions based on market conditions and other factors, thereby impacting the estimated amount or timing of depreciation expense.

These accounting policies and others are described in further detail in the Notes to the audited Consolidated Financial Statements included in this Form 10-K.

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

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the Notes to the audited Consolidated Financial Statements set forth in this Form 10-K for the year ended December 31, 2021. To help mitigate our exposure to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of December 31, 2021 with comparative information as of December 31, 2020. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the variable and fixed rate debt (in millions) was estimated based upon levels one and two in the fair value hierarchy, respectively. The fair value of the finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2021		2020
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value	Total	Fair Value
Fixed rate debt	$19.5	$14.5	$10.2	$5.3	$0.9	$—	$50.4	$50.8	$71.0	$71.2
Average interest rate	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%
Variable rate debt	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—	—	—	—	—	—

Item 8.	Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $54.7 million, and claims, insurance, and other (non-current) of $60.0 million, as of December 31, 2021.

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

February 23, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 23, 2022

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2020

ASSETS
Current Assets:
Cash and cash equivalents	$106,588	$25,308
Accounts receivable, less allowances of $5,530 in 2021 and $5,666 in 2020	276,755	216,899
Prepaid expenses	20,329	19,505
Income tax receivable	—	96
Other current assets	12,583	9,888
Total current assets	416,255	271,696
Property and Equipment, at cost	2,144,528	1,901,244
Less-accumulated depreciation and amortization	864,074	765,217
Net property and equipment	1,280,454	1,136,027
Operating Lease Right-of-Use Assets	107,781	113,715
Goodwill	12,105	12,105
Identifiable Intangibles, net	7,052	8,216
Other Noncurrent Assets	21,603	7,015
Total assets	$1,845,250	$1,548,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,010	$89,381
Wages, vacation and employees’ benefits	73,109	55,392
Claims and insurance accruals	54,717	49,613
Other current liabilities	38,551	40,571
Current portion of long-term debt	19,396	20,588
Current portion of operating lease liability	21,565	20,209
Total current liabilities	321,348	275,754
Other Liabilities:
Long-term debt, less current portion	31,008	50,388
Operating lease liability, less current portion	88,409	95,321
Deferred income taxes	124,137	119,818
Claims, insurance and other	60,015	46,205
Total other liabilities	303,569	311,732

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,336,589 and 26,236,570 shares issued and outstanding at December 31, 2021 and 2020, respectively	26	26
Additional paid-in-capital	274,633	267,666
Deferred compensation trust, 94,627 and 91,888 shares of common stock at cost at December 31, 2021 and 2020, respectively	(4,101)	(2,944)
Retained earnings	949,775	696,540
Total stockholders’ equity	1,220,333	961,288
Total liabilities and stockholders’ equity	$1,845,250	$1,548,774

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

(in thousands, except per share data)

	2021	2020	2019

Operating Revenue	$2,288,704	$1,822,366	$1,786,735
Operating Expenses:
Salaries, wages and employees’ benefits	1,063,703	963,260	947,911
Purchased transportation	249,710	141,369	129,980
Fuel, operating expenses and supplies	381,904	299,234	340,056
Operating taxes and licenses	59,095	56,294	54,397
Claims and insurance	61,345	49,761	43,073
Depreciation and amortization	141,700	134,655	119,135
Operating (gains) losses, net	(3,894)	(2,528)	(403)
Total operating expenses	1,953,563	1,642,045	1,634,149
Operating Income	335,141	180,321	152,586
Non-operating Expenses (Income):
Interest expense	3,212	5,177	6,688
Other, net	(844)	(1,134)	(754)
Non-operating expenses, net	2,368	4,043	5,934
Income Before Income Taxes	332,773	176,278	146,652
Income Tax Expense	79,538	37,938	32,933
Net Income	$253,235	$138,340	$113,719

Weighted average common shares outstanding – basic	26,322	26,140	25,952
Weighted average common shares outstanding – diluted	26,707	26,592	26,435

Basic Earnings Per Share	$9.62	$5.29	$4.38
Diluted Earnings Per Share	$9.48	$5.20	$4.30

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2021, 2020 and 2019

(in thousands, except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2018	25,693,651	$26	$254,738	$(3,381)	$444,481	$695,864
Stock compensation, including options and long-term incentives	—	—	4,977	—	—	4,977
Director deferred share activity	49,750	—	1,210	—	—	1,210
Exercise of stock options less shares withheld for taxes	107,171	—	2,927	—	—	2,927
Shares issued for long-term incentive awards, net of shares withheld for taxes	85,960	—	(3,471)	—	—	(3,471)
Purchase of shares by Deferred Compensation Trust	—	—	687	(770)	—	(83)
Sale of shares by Deferred Compensation Trust	—	—	(197)	280	—	83
Net income	—	—	—	—	113,719	113,719

BALANCE at December 31, 2019	25,936,532	26	260,871	(3,871)	558,200	815,226
Stock compensation, including options and long-term incentives	—	—	6,306	—	—	6,306
Director deferred share activity	132,421	—	1,230	—	—	1,230
Exercise of stock options less shares withheld for taxes	108,240	—	3,786	—	—	3,786
Shares issued for long-term incentive awards, net of shares withheld for taxes	59,377	—	(3,600)	—	—	(3,600)
Purchase of shares by Deferred Compensation Trust	—	—	1,275	(1,275)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(2,202)	2,202	—	—
Net income	—	—	—	—	138,340	138,340

BALANCE at December 31, 2020	26,236,570	26	267,666	(2,944)	696,540	961,288
Stock compensation, including options and long-term incentives	—	—	7,245	—	—	7,245
Director deferred share activity	1,698	—	1,458	—	—	1,458
Exercise of stock options less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	51,580	—	(6,571)	—	—	(6,571)
Purchase of shares by Deferred Compensation Trust	—	—	1,268	(1,268)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(111)	111	—	—
Net income	—	—	—	—	253,235	253,235

BALANCE at December 31, 2021	26,336,589	$26	$274,633	$(4,101)	$949,775	$1,220,333

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

(in thousands)

	2021	2020	2019

Operating Activities:
Net income	$253,235	$138,340	$113,719
Noncash items included in net income:
Depreciation and amortization	141,700	134,655	119,135
Provision for doubtful accounts	3,559	4,271	2,804
Deferred income taxes	4,319	8,263	24,662
Loss (gain) from property disposals, net	(3,894)	(2,528)	(403)
Stock-based compensation	8,703	7,536	6,187
Changes in operating assets and liabilities:
Accounts receivable	(63,415)	(25,051)	(16,979)
Accounts payable	16,729	5,772	10,320
Other working capital items, net	17,757	33,344	4,203
Claims, insurance and other	13,809	1,804	7,504
Other, net	(9,910)	2,739	1,724
Net cash provided by operating activities	382,592	309,145	272,876
Investing Activities:
Acquisition of property and equipment	(285,746)	(231,142)	(287,655)
Proceeds from disposal of property and equipment	8,398	12,325	6,624
Investment in equity securities	(500)	-	-
Net cash used in investing activities	(277,848)	(218,817)	(281,031)
Financing Activities:
Repayment of revolving credit agreement	(43,175)	(369,001)	(331,188)
Borrowing of revolving credit agreement	43,175	323,072	357,117
Proceeds from stock option exercises	3,678	3,786	2,927
Shares withheld for taxes	(6,571)	(3,600)	(3,471)
Debt issuance costs	—	—	(649)
Repayment of finance leases	(20,571)	(19,525)	(18,527)
Net cash (used in) provided by financing activities	(23,464)	(65,268)	6,209
Net Increase (Decrease) in Cash and Cash Equivalents	81,280	25,060	(1,946)
Cash and cash equivalents, beginning of year	25,308	248	2,194
Cash and cash equivalents, end of year	$106,588	$25,308	$248

Non Cash Investing Activities
Equipment financed with finance leases	$—	$—	$6,169

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2021, 2020 and 2019

1.    Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc. and its subsidiaries (“Saia” or the “Company”) is headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (“LTL”) motor carrier with more than 97% of its revenue historically derived from transporting LTL shipments for customers.  In addition to the core LTL services provided in 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

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

Use of Estimates

The preparation of our consolidated financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: revenue reserves; self-insurance accruals; long-term incentive compensation; tax liabilities; loss contingencies; litigation claims; and impairment assessments on long-lived assets and goodwill.

Accounting Pronouncements Adopted in 2020

In 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Under this ASU an entity is required to utilize an “expected credit loss model” on certain financial instruments, including trade and financing receivables. This model requires consideration of a broader range of reasonable and supportable information and requires an entity to estimate expected credit losses over the lifetime of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. The Company adopted the standard effective January 1, 2020 and, upon adoption, this standard did not have a material impact on its consolidated financial statements or related disclosures.

Accounting Pronouncements Adopted in 2021

In 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This standard became effective for interim and annual reporting periods beginning after December 15, 2020. The Company adopted the standard effective January 1, 2021 and, upon adoption, this standard did not have a material impact on its consolidated financial statements or related disclosures.

Summary of Accounting Policies

Significant accounting policies and practices used in the preparation of the accompanying consolidated financial statements are as follows:

Cash and Cash Equivalents and Checks Outstanding:    Cash and cash equivalents in excess of current operating requirements are invested in short-term interest bearing instruments purchased with original maturities of three months or less and are stated at cost, which approximates their market value. Checks outstanding in excess of cash on deposit are included in accounts payable on the accompanying consolidated balance sheets and in operating activities in the accompanying consolidated statements of cash flows.

Spare Parts, Fuel and Operating Supplies:    Spare parts, fuel and operating supplies on hand are carried at average cost and are included in other current assets on the accompanying consolidated balance sheet.

Property and Equipment, Including Repairs and Maintenance:    Property and equipment are carried at cost less accumulated depreciation. Replacements and improvements that extend the useful life of an asset are capitalized, while repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred.

Depreciation is computed using the straight-line method based on the following service lives:

Years
Structures	20 to 25
Tractors	6 to 10
Trailers	10 to 14
Other revenue equipment	7 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2021	2020
Land	$159,309	$116,187
Structures	521,578	440,015
Tractors	601,599	583,711
Trailers	490,248	426,000
Other revenue equipment	104,153	96,912
Technology equipment and software	161,791	141,735
Other	105,850	96,684

Total property and equipment, at cost	$2,144,528	$1,901,244

The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization expense was $140.5 million, $133.5 million and $117.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. Depreciation and amortization expense includes amortization of assets under finance leases. At December 31, 2021, trailers acquired under finance leases had a gross carrying value of $137.9 million and accumulated depreciation of $49.4 million. At December 31, 2020, trailers acquired under finance leases had a gross carrying value of $138.0 million and accumulated depreciation of $40.1 million.

Computer Software Developed or Obtained for Internal Use:    The Company capitalizes certain costs associated with developing or obtaining internal-use software. Capitalizable costs include external direct costs of materials and services utilized in developing or obtaining the software and payroll and payroll-related costs for employees directly associated with the development of the project. For the years ended December 31, 2021, 2020, and 2019, the Company capitalized $1.0 million, $0.8 million, and $1.5 million, respectively, of primarily payroll-related costs.

Claims and Insurance Accruals:    Insurance reserves related to workers’ compensation, cargo loss and damage, and bodily injury and property damage are established based on estimates of losses that the Company will ultimately incur on reported claims, as well as, estimates of claims that have been incurred but not yet reported. Actuarial estimates are used in the calculation of the Company’s workers’ compensation claims reserves. Other reserves are calculated based on evaluation of the nature and severity of the claims, historical loss experience and judgments about the present and expected levels of cost per claim.

The Company carries a significant amount of insurance with third-party insurance carriers that provides various levels of protection for our risk exposure, with coverage limits and retention and deductible levels that the Company’s management believes are reasonable given historical claim activity and severity. The Company periodically reviews its risk exposure and insurance coverage applicable to those risks. Risk retention amounts per occurrence during the three years ended December 31, 2021, were as follows:

Workers’ compensation	$1,000,000
Bodily injury and property damage (1)	2,000,000
Employee medical and hospitalization	400,000
Cargo loss and damage	250,000
(1) $10 million for period March 1, 2018 - February 28, 2019.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company may elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy are less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy has been extended for one additional year to March 1, 2022.  As a result of the return premium and policy extension, the Company recognized a $1.5 million reduction in insurance premium expense in 2021.  The Company will continue to recognize the remainder of the return premium as a reduction in insurance premium expense ratably over the remainder of the policy period now ending March 1, 2022. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $15.6 million over the three-year policy period ending March 1, 2022. Based on claims occurring since March 1, 2019, no such additional premium was accrued at December 31, 2021.  Commencing on August 30, 2022, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $15.6 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2022.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the four years ended March 1, 2022.

Income Taxes:    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As required by FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, the Company defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority. ASC Topic 740 also prescribes a method for computing the tax benefit of such tax positions as recognized in the financial statements. In addition, it provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The typical transit time to complete a shipment is from 1 to 5 days.  Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited services over the transit time of the shipment as it moves from origin to destination. Revenue for services is recognized based on transit status at the end of each reporting period.

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

Remaining performance obligations represent the transaction price allocated to future periods for freight services started but not completed at the reporting date. These amounts include the unearned portion of billed and unbilled amounts for freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, generally within less than one week.  The Company has elected to apply the optional exemption in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers, as it relates to additional quantitative disclosures pertaining to remaining performance obligations.

Stock-Based Compensation:    The Company has various stock-based compensation plans for its employees and non-employee directors. The Company stock-based compensation includes awards of stock options, restricted stock awards, and stock-based compensation unit awards, all of which are accounted for under ASC Topic 718, Compensation-Stock Compensation.  Stock options granted to employees are valued using a Black-Scholes-Merton model with the expense amortized over the three-year vesting period. Restricted stock is valued using the intrinsic valuation method and the expense is amortized over the three to five year vesting period. Stock-based performance unit awards are valued using a Monte Carlo model and the expense is amortized over the three-year vesting period.

Credit Risk:     The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers with no single customer representing more than 5 percent of accounts receivable at year-end. Allowances for potential credit losses are based on historical loss experience, current economic environment, expected trends and customer specific factors.

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

Goodwill:    The Company tests goodwill for impairment annually and whenever events or changes in circumstance indicate that impairment may have occurred. The Company first performs a qualitative assessment to determine whether it is necessary to perform a required two-step goodwill impairment test. The Company is not required to estimate the fair value of a reporting unit unless the Company determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Advertising:    The costs of advertising are expensed as incurred. Advertising costs charged to expense were $5.7 million, $4.6 million, and $6.1 million in 2021, 2020 and 2019, respectively.

Financial Instruments:    The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of December 31, 2021 and 2020, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to long-term debt.

2.    Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	50,404	70,976
Total debt	50,404	70,976
Less: current portion of long-term debt	19,396	20,588
Long-term debt, less current portion	$31,008	$50,388

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

Credit Agreement

The Company is party to a credit agreement with its banking group that provides for a $300 million revolver with a term ending February 2024.  The credit agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.  The credit agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points in each case based on the Company’s leverage ratio.  Under the credit agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The credit agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The credit agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the credit agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the credit agreement. At December 31, 2020, the Company had no outstanding borrowings and outstanding letters of credit of $27.2 million under the credit agreement. The available portion of the credit agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year terms which include obligations collateralized by revenue equipment totaling $50.4 million and $71.0 million as of December 31, 2021 and 2020, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rate for the finance leases at December 31, 2021 and 2020 is 3.55% and 3.48%, respectively.

The estimated fair value of the finance leases at December 31, 2021 and 2020 is $50.8 million and $71.2 million, respectively, which is based on current market interest rates for similar types of financial instruments, reflective of Level 2 inputs.

Other

The Company paid cash for interest of $3.0 million, $5.9 million, and $6.4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2022	$20,956
2023	15,409
2024	10,606
2025	5,453
2026	919
Thereafter	—
Total	53,343
Less: Interest on Finance Leases	2,939
Total	$50,404

3.    Commitments, Contingencies and Uncertainties

The Company has contractual obligations and commitments in the form of finance leases, operating leases and purchase commitments.

At December 31, 2021, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2022	$26,123
2023	24,658
2024	20,840
2025	16,145
2026	12,624
Thereafter	26,106
Total (1)	$126,496

(1)  In April 2021, the Company committed to an additional terminal lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years with annual rent ranging from $3.1 million to $4.6 million. Annual  rental payments under this lease are not included in this table.

Rent expense was $31.6 million, $30.6 million, and $25.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Management expects that in the normal course of business, leases will be renewed or replaced as they expire. Finance and operating leases are discussed further in Note 4.

Purchase commitments related to capital expenditures were $57.5 million at December 31, 2021. As of December 31, 2021 and 2020, the Company had $24.2 million and $16.3 million, respectively, of capital expenditures accrued for in accounts payable.

Other

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs.  The Company’s pro rata share of these outstanding letters of credit was $1.8 million at December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, approximately $85.1 million and $100.1 million, respectively, of finance leased assets, net of depreciation and amortization, were included in property and equipment.  Accumulated depreciation and amortization for these assets totaled $53.5 million and $48.7 million as of the same periods ended.

A summary of the lease costs for the years ended December 31, 2021 and 2020 follows:

	2021	2020
Finance lease cost:	(in thousands)
Amortization of right-of-use assets	$11,170	$11,290
Interest on lease liabilities	2,166	2,780
Operating lease cost (includes variable and sublease costs as they are immaterial)	28,859	27,960
Short-term lease cost	8,322	6,355
Total lease cost	$50,517	$48,385

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	18,148	33,396

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

	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$2,178	$2,780
Operating cash outflows from operating leases	28,908	27,660
Financing cash outflows from finance leases	20,571	19,525
Weighted-average remaining lease term - finance leases (years)	2.5	3.2
Weighted-average remaining lease term - operating leases (years)	5.6	6.3
Weighted-average discount rate - finance leases	3.55%	3.48%
Weighted-average discount rate - operating leases	4.5%	4.7%

As of December 31, 2021, maturities of lease liabilities were as follows:

	Operating Leases	Finance Leases
Maturity of Lease Liabilities	(in thousands)
2022	$26,043	$20,956
2023	24,658	15,409
2024	20,840	10,606
2025	16,145	5,453
2026	12,624	919
Thereafter	26,106	-
Total lease payments	126,416	53,343
Less: Interest	16,442	2,939
Present value of lease liabilities	$109,974	$50,404

5.    Goodwill and Other Intangible Assets

There was no change to the carrying amount of goodwill of $12.1 million for fiscal years ending December 31, 2021, 2020 and 2019, respectively.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$12,756	$19,000	$11,692
Trademarks (useful life of 15 years)	1,500	692	1,500	592

Total	$20,500	$13,448	$20,500	$12,284

Amortization expense for intangible assets was $1.2 million for 2021, 2020 and 2019. Estimated amortization expense for the next five years is as follows (in thousands):

Amount
2022	$1,008
2023	853
2024	853
2025	853
2026	853

6.    Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2021	2020	2019
Numerator:
Net income	$253,235	$138,340	$113,719
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,322	26,140	25,952
Dilutive effect of share-based awards	385	452	483
Denominator for diluted earnings per share–adjusted weighted average common shares	26,707	26,592	26,435

Basic Earnings Per Share	$9.62	$5.29	$4.38

Diluted Earnings Per Share	$9.48	$5.20	$4.30

In 2021, there were 19,386 anti-dilutive options or restricted stock. In 2020, there were no anti-dilutive options or restricted stock.

7.    Stockholders’ Equity

Deferred Compensation Trust

The Saia Executive Capital Accumulation Plan (the “Capital Accumulation Plan”) allows plan participants to make an irrevocable election to invest in the Company’s common stock. Upon distribution, the funds invested in the Company’s common stock are paid out in Company stock rather than cash.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2021	2020	2019
Shares of common stock purchased	5,580	16,660	11,240
Aggregate purchase price of shares purchased	$1,268,370	$1,274,641	$769,847
Shares of common stock sold	2,841	68,759	10,867
Aggregate sale price of shares sold	$802,030	$9,722,577	$787,021

Since the Capital Accumulation Plan provides for the obligation to be settled only in Company stock, the deferred compensation obligation is classified as an equity instrument, with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may defer all or a portion of their annual fees and retainers which are otherwise payable. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company has 94,109 and 89,696 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2021 and 2020, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

8.    Stock-Based Compensation

The stockholders of the Company approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”) and the Second Amended and Restated 2011 Omnibus Incentive Plan (the “2011 Omnibus Plan”) to allow the Company to issue equity based compensation to help attract and retain executive, managerial, supervisory or professional employees and non-employee directors. The 2018 Omnibus Plan has 1,100,000 shares of common stock reserved.  The 2011 Omnibus Plan had a total of 2,350,000 shares of common stock reserved. Following stockholder approval of the 2018 Omnibus Plan, no additional awards have been made under the 2011 Omnibus Plan.

The 2018 Omnibus Plan and the 2011 Omnibus Plan provide for the grant or award of stock options; stock appreciation rights; restricted and unrestricted stock; restricted stock units; and Performance Unit Awards. Stock option awards are granted with an exercise price equal to the market price of the Company’s stock at the date of grant; stock option awards granted to employees under the plans to date are non-qualified stock options, have vesting over three years, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. Outstanding stock options held by non-employee directors totaled 34,070 shares as of December 31, 2021, and were all granted to the director while employed by Saia.  No stock options have been granted to any other non-employee directors under the 2018 Omnibus Plan or the 2011 Omnibus Plan.

Non-employee directors were also issued in lieu of cash compensation in the aggregate 3,929; 9,379; and 13,204 units equivalent to shares in the Company’s common stock under the Directors’ Deferred Fee Plan during the years ended December 31, 2021, 2020 and 2019, respectively.

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation Committee. For 2021, 2020 and 2019 each non-employee director was granted 548, 1,098 and 1,514 shares, respectively of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

  At December 31, 2021 and 2020, 391,089 and 449,751 shares, respectively, remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. At December 31, 2021 and 2020, 876,641 and 915,000 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding Performance Unit Awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan and 2011 Omnibus Plan.

The years ended December 31, 2021, 2020 and 2019 had stock option and restricted stock compensation expense of $3.3 million, $2.8 million and $2.2 million, respectively, included in salaries, wages and employees’ benefits. The Company recognized a tax benefit consistent with the appropriate tax rates for each of the respective periods. As of December 31, 2021, there is unrecognized compensation expense of $4.0 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.1 years.

The following table summarizes stock option activity for the year ended December 31, 2021 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	148,920	$79.20	5.2	15,130
Granted	19,250
Exercised	(46,741)
Forfeited	(470)

Outstanding at December 31, 2021	120,959	$98.28	4.7	$28,879

Exercisable at December 31, 2021	9,556	$92.92	4.6	$2,333

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $5.9 million, $8.3 million, and $4.9 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2021, 2020 and 2019 was $62.65, $25.40, and $18.25, respectively. The weighted-average grant-date fair value per share of options vested during the years ended December 31, 2021, 2020 and 2019 was $24.22, $15.49, and $9.99, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	1.19%	1.66%	2.70%
Expected life in years	3.5	3.2	3.1
Expected volatility	40.57%	32.80%	35.57%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on a three-month average U.S. Treasury yield at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes the status of the Company’s unvested options as of December 31, 2021 and changes during the year ended December 31, 2021:

	Options	Weighted Average Grant-date Fair Value
Unvested at December 31, 2020	148,920	$22.07
Granted	19,250	62.65
Vested	(56,297)	24.22
Forfeited	(470)	62.65

Unvested at December 31, 2021	111,403	$27.83

The Company granted shares of restricted stock to certain key executives in September 2014, May 2015, February 2016, August 2017, May and November 2019, July 2020, and March 2021. These restricted stock awards vest 25% after three years, 25% after four years and the remaining 50% after five years, assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change in control. Commencing in 2017, the Company began granting shares of restricted stock as part of its long-term incentive plan.  These shares of restricted stock cliff vest in three years, subject to earlier vesting upon a change in control. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant.

The following table summarizes restricted stock activity during the year ended December 31, 2021:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2020	74,156	$73.84
Granted	13,653	215.42
Vested	(25,553)	55.36
Forfeited	(185)	200.81

Restricted Stock at December 31, 2021	62,071	$112.21

Performance Unit Awards

The Company granted Performance Unit Awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total shareholder return (“TSR”) of the Company’s common stock compared to the TSR of the companies in the peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC Topic 718 with the expense amortized over the three-year vesting period based on the fair value of the awards at the grant date based upon the Monte Carlo method. Operating results include expense for the Performance Unit Awards of $4.0 million in 2021, $3.5 million in 2020 and $2.8 million in 2019. Shares earned under the Performance Unit Awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 78,710 shares for the January 2019 - December 2021 performance period in February 2022, 58,662 shares for the January 2018 - December 2020 performance period in February 2021, and 69,882 shares for the January 2017 - December 2019 performance period in February 2020. At December 31, 2021, Performance Unit Awards are outstanding for a maximum of 64,834 shares for the January 2020 – December 2022 performance period and for a maximum of 29,806 shares for the January 2021 – December 2023 performance period.

9.    Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans, principally consisting of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company suspended its match for three months during 2020 due to COVID-19.  The Company’s total contributions to the 401(k) savings plans included in continuing operations for the years ended December 31, 2021, 2020 and 2019, were $12.4 million, $8.0 million, and $10.8 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable, and upon distribution, the funds invested in the Company’s common stock will be paid out in Company common stock rather than cash. At December 31, 2021 and 2020, the Company’s Rabbi Trust, which holds the investments for the Capital Accumulation Plan, held 94,627 and 91,888 shares of the Company’s common stock, respectively, all of which were purchased on the open market.

Annual Incentive Awards

The Company provides annual cash performance incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include performance incentives of $36.4 million, $19.0 million, and $16.0 million in 2021, 2020 and 2019, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' position. Cash performance incentive awards for a year are primarily paid in the first quarter of the following year. Additionally, in July 2020, the Company paid virtually all employees a one-time $250 bonus to compensate for working through difficult conditions created by the COVID-19 pandemic. This payment totaled approximately $2.6 million.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (the “ESPP”) allowing all eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 2,516; 5,682; and 8,169 shares in the open market during 2021, 2020 and 2019, respectively.

10.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax liabilities (assets) are comprised of the following at December 31 (in thousands):

	2021	2020
Depreciation	$165,405	$153,573
Leases	27,876	29,036
Other	4,658	3,545

Gross deferred tax liabilities	197,939	186,154
Allowance for doubtful accounts	(1,374)	(1,325)
Equity-based compensation	(3,626)	(3,059)
Employee benefits	(8,516)	(5,869)
Leases	(27,357)	(29,028)
Claims and insurance	(27,351)	(22,704)
Other	(5,578)	(4,351)

Gross deferred tax assets	(73,802)	(66,336)

Net deferred tax liability	$124,137	$119,818

The Company has determined that a valuation allowance was not necessary at December 31, 2021 or 2020 for substantially all deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences or future taxable income.

The income tax provision for continuing operations consists of the following (in thousands):

	2021	2020	2019
Current:
U.S. federal	$62,222	$24,311	$5,095
State	12,997	5,364	3,176

Total current income tax provision	75,219	29,675	8,271

Deferred:
U.S. federal	3,915	8,255	24,137
State	404	8	525

Total deferred income tax provision	4,319	8,263	24,662

Total income tax provision	$79,538	$37,938	$32,933

A reconciliation between income taxes at the federal statutory rate (21 percent) and the effective income tax provision is as follows (in thousands):

	2021	2020	2019
Provision at federal statutory rate	$69,856	$37,018	$30,797
State income taxes, net of federal benefit	11,435	5,664	5,106
Tax credits	(1,754)	(1,424)	(2,249)
Excess tax benefit on stock compensation (1)	(793)	(4,500)	(1,471)
Other, net	794	1,180	750

Total provision	$79,538	$37,938	$32,933

(1)	In accordance with ASC Topic 718, these excess tax benefits on stock compensation are reported as a financing cash flow, rather than as an operating cash flow.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2018-2021 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2012-2021 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2008 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2021	2020
Gross unrecognized tax benefits at beginning of year	$1,052	$957
Gross (decreases) increases in tax positions for prior years	(4)	(2)
Gross increases in tax positions for current year	598	236
Settlements	(96)	—
Lapse of statute of limitations	(180)	(139)

Gross unrecognized tax benefits at end of year	$1,370	$1,052

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. During the years ended December 31, 2021, 2020 and 2019, the Company did not record any interest related to unrecognized tax benefits. The Company had approximately $0.1 million and $0.1 million of accrued interest and penalties at December 31, 2021 and 2020, respectively. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $1.4 million and $1.1 million as of December 31, 2021 and 2020, respectively. The Company paid cash for income taxes of $81.6 million, $10.0 million, and $15.0 million in 2021, 2020 and 2019, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

In December 2019, U.S. federal tax law changes were enacted that reinstated the tax credits for alternative fuel usage for 2018 and 2019.  The Company recognized the tax credits of approximately $1.1 million in 2021 and $1.0 million in 2020.

11.    Valuation and Qualifying Accounts

For the Years Ended December 31, 2021, 2020 and 2019

(in thousands)

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
Year ended December 31, 2021:
Deducted from asset account – Allowance for uncollectible accounts	$5,666	$3,559	$—	$(3,695)	$5,530
Year ended December 31, 2020:
Deducted from asset account – Allowance for uncollectible accounts	3,742	4,271	—	(2,347)	5,666
Year ended December 31, 2019:
Deducted from asset account – Allowance for uncollectible accounts	4,028	2,804	—	(3,090)	3,742

(1)	Primarily uncollectible accounts written off — net of recoveries.

12.    COVID-19

The Company continues to monitor the progression of the COVID-19 pandemic, further government response, and development of treatments and vaccines and their potential effect on our short-term and long-term financial results and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our 2021 financial results.  Local, state and national governments have designated transportation as an essential service.  The Company has made a variety of efforts to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help keep employees and customers safe, including limiting physical contact, implementing enhanced cleaning and hygiene protocols at Saia facilities and implementing remote work arrangements, where possible and appropriate.

The Company has considered the impact of COVID-19 on its estimates and assumptions and determined that there were no material adverse impacts on the Company’s financial position.  Given the uncertainty surrounding the duration of the pandemic, it is possible that these assumptions and estimates may materially change in the future.

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

During the fourth quarter of 2021 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls.  Based on this assessment, management has concluded that as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2021, which report appears on page 46 of this Form 10-K.

Frederick J. Holzgrefe	President and Chief Executive Officer
Douglas L. Col	Executive Vice President and Chief Financial Officer

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2022, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Information about our Executive Officers”.

Item 11.	Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2022, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2021

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	120,959	$98.28	876,641	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	120,959	$98.28	876,641

(1)	See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2022, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2022, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2022, and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 2, 2021.

3.3	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

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

10.5.1	Form of Executive Severance Agreement used prior to 2009 (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

10.5.2	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.5.2 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2020).*

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

Exhibit Number	Description of Exhibit
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
10.16.1

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.16.2	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock awarded in 2022. *

10.17.1

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.17.2

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.3

Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2019 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.4

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2020 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.5

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2020 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.6

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2020 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.17.7

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2021 (incorporated by reference to Exhibit 10.17.7 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed February 24, 2021).*

10.17.8

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2021(incorporated by reference to Exhibit 10.17.8 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed February 24, 2021).*

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
101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 23, 2022	By:	/s/ Douglas L. Col
Douglas L. Col Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick J. Holzgrefe	President and Chief Executive Officer, Saia, Inc. (Principal Executive Officer)	February 23, 2022
Frederick J. Holzgrefe

/s/ Douglas L. Col	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 23, 2022
Douglas L. Col

/s/ Kelly Benton	Vice President and Corporate Controller, Saia, Inc.	February 23, 2022
Kelly Benton	(Principal Accounting Officer)

/s/ Richard D. O’Dell	Chairman, Saia, Inc.	February 23, 2022
Richard D. O’Dell

/s/ Di-Ann Eisnor	Director	February 23, 2022
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 23, 2022
Donna E. Epps

/s/ John P. Gainor, Jr.	Director	February 23, 2022
John P. Gainor, Jr.

/s/ Kevin A. Henry	Director	February 23, 2022
Kevin A. Henry

/s/ Dr. Donald R. James	Director	February 23, 2022
Dr. Donald R. James

/s/ Randolph W. Melville	Director	February 23, 2022
Randolph W. Melville

/s/ Jeffrey C. Ward	Director	February 23, 2022
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 23, 2022
Susan F. Ward