Form 10-Q
period 2022-03-31
SAIA INC
filed 2022-05-02
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

There were 26,408,402 shares of Common Stock outstanding at April 29, 2022.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2022	December 31, 2021
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$141,325	$106,588
Accounts receivable, net	322,343	276,755
Prepaid expenses and other	46,998	32,912
Total current assets	510,666	416,255
Property and Equipment, at cost	2,162,492	2,144,528
Less: accumulated depreciation	890,927	864,074
Net property and equipment	1,271,565	1,280,454
Operating Lease Right-of-Use Assets	103,892	107,781
Goodwill and Identifiable Intangibles, net	18,866	19,157
Other Noncurrent Assets	27,360	21,603
Total assets	$1,932,349	$1,845,250
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$130,163	$114,010
Wages, vacation and employees’ benefits	62,125	73,109
Claims and insurance accruals	44,853	54,717
Other current liabilities	61,618	38,551
Current portion of long-term debt	18,373	19,396
Current portion of operating lease liability	21,989	21,565
Total current liabilities	339,121	321,348
Other Liabilities:
Long-term debt, less current portion	26,506	31,008
Operating lease liability, less current portion	84,062	88,409
Deferred income taxes	122,106	124,137
Claims, insurance and other	69,064	60,015
Total other liabilities	301,738	303,569
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 50,000,000 shares authorized, 26,408,402 and 26,336,589 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	26	26
Additional paid-in-capital	267,745	274,633
Deferred compensation trust, 80,174 and 94,627 shares of common stock at cost at March 31, 2022 and December 31, 2021, respectively	(5,480)	(4,101)
Retained earnings	1,029,199	949,775
Total stockholders’ equity	1,291,490	1,220,333
Total liabilities and stockholders’ equity	$1,932,349	$1,845,250

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2022 and 2021

(unaudited)

	First Quarter
	2022	2021
	(in thousands, except per share data)
Operating Revenue	$661,216	$484,074
Operating Expenses:
Salaries, wages and employees' benefits	289,463	244,437
Purchased transportation	78,248	45,031
Fuel, operating expenses and supplies	122,771	84,901
Operating taxes and licenses	16,573	14,338
Claims and insurance	10,736	11,480
Depreciation and amortization	39,952	35,372
Loss (gain) from property disposals, net	24	(199)
Total operating expenses	557,767	435,360
Operating Income	103,449	48,714
Nonoperating Expenses (Income):
Interest expense	692	852
Other, net	235	(131)
Nonoperating expenses, net	927	721
Income Before Income Taxes	102,522	47,993
Income Tax Provision	23,098	10,702
Net Income	$79,424	$37,291

Weighted average common shares outstanding – basic	26,391	26,285
Weighted average common shares outstanding – diluted	26,670	26,671

Basic Earnings Per Share	$3.01	$1.42
Diluted Earnings Per Share	$2.98	$1.40

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters ended March 31, 2022 and 2021

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2021	26,336,589	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	2,056	—	—	2,056
Exercise of stock options less shares withheld for taxes	10,992	—	907	—	—	907
Shares issued for long-term incentive awards, net of shares withheld for taxes	60,821	—	(11,230)	—	—	(11,230)
Purchase of shares by Deferred Compensation Trust	—	—	2,445	(2,445)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(1,066)	1,066	—	—
Net income	—	—	—	—	79,424	79,424
Balance at March 31, 2022	26,408,402	$26	$267,745	$(5,480)	$1,029,199	$1,291,490

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	1,711	—	—	1,711
Exercise of stock options less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	50,381	—	(6,350)	—	—	(6,350)
Purchase of shares by Deferred Compensation Trust	—	—	742	(742)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(17)	17	—	—
Net income	—	—	—	—	37,291	37,291
Balance at March 31, 2021	26,333,692	$26	$267,430	$(3,669)	$733,831	$997,618

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(unaudited)

	First Quarter
	2022	2021
	(in thousands)
Operating Activities:
Net income	$79,424	$37,291
Noncash items included in net income:
Depreciation and amortization	39,952	35,372
Deferred income taxes	(2,030)	1,327
Other, net	181	2,365
Changes in operating assets and liabilities, net	(21,566)	(15,384)
Net cash provided by operating activities	95,961	60,971
Investing Activities:
Acquisition of property and equipment	(46,259)	(25,568)
Proceeds from disposal of property and equipment	883	180
Net cash used in investing activities	(45,376)	(25,388)
Financing Activities:
Repayments of revolving credit agreement	—	(7,713)
Borrowings of revolving credit agreement	—	7,713
Proceeds from stock option exercises	907	3,678
Shares withheld for taxes	(11,230)	(6,350)
Repayment of finance leases	(5,525)	(4,959)
Net cash used in financing activities	(15,848)	(7,631)
Net Increase in Cash and Cash Equivalents	34,737	27,952
Cash and Cash Equivalents, beginning of period	106,588	25,308
Cash and Cash Equivalents, end of period	$141,325	$53,260

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm.  In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made.  These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X.  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements.  The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization.  While more than 97 percent of its revenue has been derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.  The Company’s customer base is diversified across numerous industries.

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

Remaining performance obligations represent the transaction price allocated to future periods for freight services started but not completed at the reporting date. These amounts include the unearned portion of billed and unbilled amounts for freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is generally less than one week.  The Company has elected to apply the optional exemption in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, as it relates to additional quantitative disclosures pertaining to remaining performance obligations.

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company could elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy were less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy was extended for one additional year to March 1, 2022.  The Company recognized the remaining $0.3 million of the return premium as a reduction in insurance premium expense in the first quarter of 2022.  Effective March 1, 2022, the Company extended the policy term for one additional year to March 1, 2023. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $17.5 million over the four-year policy period ending March 1, 2023.  Based on claims occurring since March 1, 2019, no such additional premium was accrued at March 31, 2022.  Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $17.5 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2023.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the five years ended March 1, 2023.

Effective March 1, 2022, the Company entered into an additional automobile liability insurance policy with a three-year term that is applicable when an occurrence exceeds $10 million. Thereafter, the policy provides insurance coverage for a single loss of an additional $5.0 million, an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term ending March 1, 2025.  Under the policy, the Company may elect to commute the policy for the three year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10 million to $15 million loss layer per occurrence for the three years ended March 1, 2025.  The decision whether to commute the policy can not be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date. Additionally, the Company is required to pay an additional premium of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025.  Based on claims occurring since March 1, 2022, no such additional premium was accrued at March 31, 2022.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2022	2021
Numerator:
Net income	$79,424	$37,291
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,391	26,285
Dilutive effect of share-based awards	279	386
Denominator for diluted earnings per share–adjusted weighted average common shares	26,670	26,671

Basic Earnings Per Share	$3.01	$1.42

Diluted Earnings Per Share	$2.98	$1.40

For the quarter ended March 31, 2022, options and restricted stock for 15,808 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.  For the quarter ended March 31, 2021 options and restricted stock for 20,164 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at March 31, 2022.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2022 and December 31, 2021, because of the relatively short maturity of these instruments.  Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2022 and December 31, 2021 was $44.8 million and $50.8 million, respectively, based upon level two in the fair value hierarchy.  The carrying value of the debt was $44.9 million and $50.4 million at March 31, 2022 and December 31, 2021, respectively.

(5) Debt and Financing Arrangements

At March 31, 2022 and December 31, 2021, debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	44,879	50,404
Total debt	44,879	50,404
Less: current portion of long-term debt	18,373	19,396
Long-term debt, less current portion	$26,506	$31,008

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Credit Agreement

The Company is a party to a Sixth Amended and Restated Credit Agreement with its banking group (the Amended Credit Agreement), which provides up to a $300 million revolving line of credit through February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At March 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $32.0 million under the Amended Credit Agreement.  At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $44.9 million and $50.4 million as of March 31, 2022 and December 31, 2021, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of March 31, 2022 and December 31, 2021, approximately $78.4 million and $85.1 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at March 31, 2022 and December 31, 2021 were 3.6 percent and 3.6 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2022	$14,997
2023	15,409
2024	10,606
2025	5,453
2026	919
Thereafter	—
Total	47,384
Less: Amounts Representing Interest on Finance Leases	2,505
Total	$44,879

(6) COVID-19

The Company continues to monitor the progression of the COVID-19 pandemic, further government response, and development of treatments and vaccines and their potential effect on our short-term and long-term financial results and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our 2022 financial results.  Local, state and national governments have designated transportation as an essential service.  The Company has made a variety of efforts to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help keep employees and customers safe.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2021 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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
•

cost and availability of insurance coverage, including the possibility the Company may be required to pay additional premiums, assume additional liability under its auto liability policies or be unable to obtain insurance coverage;

•	failure to successfully execute the strategy to expand our service geography;
•

costs and liabilities from the disruption in or failure of our technology or equipment essential to our operations, including as a result of cyber incidents, security breaches, malware or ransomware attacks;

•	failure to keep pace with technological developments;
•	labor relations, including the adverse impact should a portion of our workforce become unionized;
•	cost, availability and resale value of real property and revenue equipment;
•	supply chain disruption and delays on new equipment delivery;
•	capacity and highway infrastructure constraints;
•	risks arising from international business operations and relationships;
•	seasonal factors, harsh weather and disasters caused by climate change;
•	economic declines in the geographic regions or industries in which our customers operate;
•	the creditworthiness of our customers and their ability to pay for services;
•	our need for capital and uncertainty of the credit markets;
•	the possibility of defaults under our debt agreements, including violation of financial covenants;
•	failure to operate and grow acquired businesses in a manner that support the value allocated to acquired businesses;
•	dependence on key employees;

•	employee turnover from changes to compensation and benefits or market factors;
•	increased costs of healthcare benefits;
•	damage to our reputation from adverse publicity, including from the use of or impact from social media;
•	failure to make future acquisitions or to achieve acquisition synergies;
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

These factors and risks are described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

COVID-19

We are continuing to monitor the progression of the COVID-19 pandemic, further government response, and development of treatments and vaccines and their potential effect on our short-term and long-term financial results and liquidity.  These events could have an impact in future periods on certain estimates used in the preparation of our 2022 financial results.  Local, state and national governments have designated transportation as an essential service.  The Company has made a variety of efforts to ensure the ongoing availability of Saia’s transportation services, while instituting actions and policies to help keep employees and customers safe.

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

First Quarter Overview

The Company’s operating revenue increased by 36.6 percent in the first quarter of 2022 compared to the same period in 2021.  The increase resulted primarily from increases in revenue per shipment, tonnage and fuel surcharge revenue.

Consolidated operating income was $103.4 million for the first quarter of 2022 compared to $48.7 million for the first quarter of 2021.  In the first quarter of 2022, LTL shipments were up 5.7 percent per workday and LTL tonnage was up 9.5 percent per workday compared to the prior year quarter. Diluted earnings per share were $2.98 in the first quarter of 2022, compared to diluted earnings per share of $1.40 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 84.4 percent in the first quarter of 2022 compared to 89.9 percent in the first quarter of 2021. The improved operating ratio compared to prior year is due to the Company’s continued focus on pricing initiatives, cost control and operating efficiencies.

The Company generated $96.0 million in net cash provided by operating activities in the first three months of 2022 compared with $61.0 million in the same period last year.  The increase is primarily due to increased profitability partially offset by a change in working capital, largely increases in accounts receivable compared to prior year.  The Company’s net cash used in investing activities was $45.4 million during the first three months of 2022 compared to $25.4 million in the first three months of 2021, primarily as a result of increased capital expenditures related to real estate acquisitions in the first three months of 2022.  The Company’s net cash used in financing activities was $15.8 million in the first three months of 2022 compared to $7.6 million net cash used in financing activities during the same period last year. This change was primarily due to equity based compensation shares withheld for taxes as well as increased repayment of finance leases during the first three months of 2022.  The Company had no outstanding borrowings under its revolving credit agreement, outstanding letters of credit of $33.8 million and a cash and cash equivalents balance of $141.3 million at March 31, 2022.  The Company also had $44.9 million in obligations under finance leases at March 31, 2022.  At March 31, 2022, the Company had $268.0 million in availability under the revolving credit facility.  The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at March 31, 2022.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2022 and 2021

(unaudited)

			Percent
			Variance
	2022	2021	'22 v. '21
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$661,216	$484,074	36.6%
Operating Expenses:
Salaries, wages and employees’ benefits	289,463	244,437	18.4
Purchased transportation	78,248	45,031	73.8
Depreciation and amortization	39,952	35,372	12.9
Fuel and other operating expenses	150,104	110,520	35.8
Operating Income	103,449	48,714	112.4
Operating Ratio	84.4%	89.9%
Nonoperating Expense	927	721	28.6

Working Capital (as of March 31, 2022 and 2021)	171,545	41,057
Cash Flows provided by Operating Activities (year to date)	95,961	60,971
Net Acquisitions of Property and Equipment (year to date)	45,376	25,388

Saia Motor Freight Operating Statistics:
Workdays	64	63	1.6
LTL Tonnage	1,387	1,247	11.2
LTL Shipments	1,962	1,826	7.4
LTL Revenue per hundredweight	$23.29	$19.18	21.4
LTL Revenue per shipment	$329.30	$261.96	25.7
LTL Pounds per shipment	1,414	1,366	3.5
LTL Length of haul	915	904	1.2

Quarter ended March 31, 2022 compared to quarter ended March 31, 2021

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2022 increased 36.6 percent to $661.2 million primarily as a result of increased revenue per shipment, tonnage and fuel surcharge revenue.  Saia’s LTL revenue per shipment increased 25.7 percent to $329.30 per shipment for the first quarter of 2022 as a result of changes in business mix and pricing actions.  For the first quarter of 2022, Saia’s LTL tonnage was up 9.5 percent per workday to 1.4 million tons, and LTL shipments increased 5.7 percent per workday to 2.0 million shipments.  For the first quarter of 2022, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year.  The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions.  For these customers subject to a general rate increase, on January 24, 2022 and January 18, 2021, Saia implemented 7.5 and 5.9 percent general rate increases, respectively.  Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program.  That program is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel.  The Company’s fuel surcharge is based on the average national price for diesel fuel and is reset weekly.  Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing.  Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 16.8 percent for the quarter ended March 31, 2022 compared to 12.9 percent for the quarter ended March 31, 2021, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $103.4 million in the first quarter of 2022 compared to $48.7 million in the prior year quarter.  Overall, the increase in consolidated operating income in the first quarter of 2022 compared to the first quarter of 2021 was the result of increased tonnage, improved pricing actions, the impact of our fuel surcharge program and business mix management during the first quarter of 2022. These actions in 2022 combined with the 9.5 percent increase in tonnage per day, along with continued focus on cost controls and operational efficiencies drove improvement during the quarter.  The first quarter of 2022 operating ratio (operating expenses divided by operating revenue) was 84.4 percent compared to 89.9 percent for the same period in 2021.

Salaries, wages and employees’ benefits increased $45.0 million in the first quarter of 2022 compared to the first quarter of 2021.  This change was mostly caused by the Company having added headcount to support ongoing business growth and network expansion. In addition, in August 2021 the Company implemented a salary and wage increase of approximately 4.7 percent.  Purchased transportation increased $33.2 million in the first quarter of 2022 compared to the first quarter of 2021 primarily due to linehaul capacity expansion to support growth and customer service requirements. In addition, the cost of this expanded capacity increased during the first quarter of 2022. Depreciation and amortization expense increased $4.6 million in the first quarter 2022 compared to the same period in 2021 primarily due to revenue equipment, real estate and technology investments in the second half of 2021 and the beginning of 2022. Fuel and other operating expenses and supplies increased $37.9 million in the first quarter of 2022 compared to the prior year quarter. This increase was driven primarily by an increase in fuel, operating expenses and supplies of $39.6 million, largely due to increasing diesel fuel costs and volume increases during the quarter.  During the first quarter of 2022, claims and insurance expense was $0.7 million lower than the first quarter of 2021 primarily due to slightly lower claims activity overall.

Other

Substantially all non-operating expenses represent interest expense.  Interest expense in the first quarter of 2022 was lower than the same period in 2021 as the Company continued to pay down finance lease obligations.

The effective tax rate was 22.5 percent and 22.3 percent for the quarters ended March 31, 2022 and 2021, respectively.  The increase in the first quarter effective tax rate in 2022 is primarily due to the reduction of available tax credits related to alternative fuels compared to the prior year, as alternative fuel tax credits have not been enacted for 2022.

Net income was $79.4 million, or $2.98 per diluted share, in the first quarter of 2022 compared to net income of $37.3 million, or $1.40 per diluted share, in the first quarter of 2021.

Working capital/capital expenditures

Working capital at March 31, 2022 was $171.5 million, which increased from working capital at March 31, 2021 of $41.1 million.

Current assets at March 31, 2022 increased by $162.4 million as compared to March 31, 2021 and includes an increase in accounts receivable of $79.4 million, and an increase in cash and cash equivalents of $88.1 million.  Current liabilities increased by $31.9 million at March 31, 2022 compared to March 31, 2021 largely due to an increase in wages, vacation and employees’ benefits payable.  Cash flows provided by operating activities were $96.0 million for the three months ended March 31, 2022 versus $61.0 million for the three months ended March 31, 2021.  The increase is primarily due to increased profitability, partially offset by a change in working capital compared to prior year.  For the three months ended March 31, 2022, net cash used in investing activities was $45.4 million versus $25.4 million in the same period last year, a $20.0 million increase.  This increase resulted from increased capital expenditures related to real estate acquisitions as the Company continues to expand its footprint and add density in markets.  The Company currently expects that net capital expenditures in 2022 will be in excess of $500 million.  For the three months ended March 31, 2022, net cash used in financing activities was $15.8 million compared to $7.6 million net cash used in financing activities during the same period last year, as a result of equity based compensation shares withheld for taxes as well as increased repayments of finance leases during the first three months of 2022 as compared to the same period in 2021.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook for 2022 is dependent on a number of external factors, including geopolitical developments, inflation, labor availability, fuel prices, supply chain and impact of pandemic related shut-downs.  The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while controlling costs and improving productivity.  On January 24, 2022 and January 18, 2021, Saia implemented a 7.5 and 5.9 percent general rate increase, respectively, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The success of cost improvement initiatives is impacted by the cost and availability of drivers, dock workers and other employees and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography throughout the United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

See “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance.

Financial Condition, Liquidity and Capital Resources

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

Credit Agreement

The Company is a party to a Sixth Amended and Restated Credit Agreement with its banking group (the Amended Credit Agreement), which provides up to a $300 million revolving line of credit through February 2024.  The Amended Credit Agreement also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments.  The Amended Credit Agreement provides for a LIBOR rate margin range from 100 basis points to 200 basis points, base rate margins from minus 50 basis points to plus 50 basis points, an unused portion fee from 17.5 basis points to 30 basis points and letter of credit fees from 100 basis points to 200 basis points, in each case based on the Company’s leverage ratio.  Under the Amended Credit Agreement, the Company must maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00.  The Amended Credit Agreement provides for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement.  The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Amended Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At March 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $32.0 million under the Amended Credit Agreement.  At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement.  The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment.  Total liabilities recognized under finance leases were $44.9 million and $50.4 million as of March 31, 2022 and December 31, 2021, respectively.  Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at March 31, 2022 and December 31, 2021 were 3.6 percent and 3.6 percent, respectively.

Cash Flows and Expenditures

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. Cash flows from operating activities were $382.6 million for the year ended December 31, 2021, while net cash used in investing activities was $277.8 million.  Cash flows provided by operating activities were $96.0 million for the three months ended March 31, 2022; $35.0 million higher than the first three months of the prior year. The increase in operating cash flows is primarily due to increased profitability, partially offset by a change in working capital, largely increases in accounts receivable compared to the prior year.  The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company.  The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At March 31, 2022, the Company had $268.0 million in availability under the Amended Credit Agreement.  The Company was in compliance with its debt covenants at March 31, 2022.  Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy.  Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021.  Under the policy, the Company could elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy were less than $5.2 million.  In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period.  The Company is now self-insured for the first $10 million per occurrence with respect to such 12-month period and the policy was extended for one additional year to March 1, 2022.  The Company recognized the remaining $0.3 million of the return premium as a reduction in insurance premium expense in the first quarter of 2022.  Effective March 1, 2022, the Company extended the policy term for one additional year to March 1, 2023. Additionally, the Company is required to pay an additional premium of up to $11.0 million if losses paid by the insurer are greater than $17.5 million over the four-year policy period ending March 1, 2023.  Based on claims occurring since March 1, 2019, no such additional premium was accrued at March 31, 2022.  Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $17.5 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2023.  As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the five years ended March 1, 2023.

Effective March 1, 2022, the Company entered into an additional automobile liability insurance policy with a three-year term that is applicable when an occurrence exceeds $10 million. Thereafter, the policy provides insurance coverage for a single loss of an additional $5.0 million, an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term ending March 1, 2025.  Under the policy, the Company may elect to commute the policy for the three year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10 million to $15 million loss layer per occurrence for the three years ended March 1, 2025.  The decision whether to commute the policy can not be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date. Additionally, the Company is required to pay an additional premium of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025.  Based on claims occurring since March 1, 2022, no such additional premium was accrued at March 31, 2022.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2022 are expected to be in excess of $500 million, which represents an increase from 2021 net capital expenditures of $277 million, inclusive of equipment acquired under finance leases, information technology, and land and structures. Projected 2022 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $45.4 million in the first three months of 2022. Approximately $271.3 million of the 2022 remaining capital budget was committed as of March 31, 2022.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Total contractual obligations for operating leases at March 31, 2022 totaled $123.8 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Additionally, in April 2021, the Company committed to an additional terminal lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years with annual rent ranging from $3.1 million to $4.6 million. Annual  rental payments under this lease are not included in the contractual obligations for operating leases at March 31, 2022. Contractual obligations in the form of finance leases were $47.4 million at March 31, 2022, which includes both principal and interest components. See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. The contractual finance lease obligation payments included here comprise both the principal and interest components. Purchase obligations at March 31, 2022 were $273.2 million, including commitments of $271.3 million for capital expenditures. As of March 31, 2022, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements, and the outstanding available line of credit. As of March 31, 2022 the Company had total outstanding letters of credit of $33.8 million and $74.1 million in surety bonds. Additionally, the Company had $268.0 million available under its revolving credit facility, subject to existing debt covenants at March 31, 2022.

In addition to any principal amounts disclosed, the Company has interest obligations of approximately $2.6 million for the remainder of 2022, based on borrowings and commitments outstanding at March 31, 2022.

The Company has accrued approximately $3.0 million for uncertain tax positions and $0.4 million for interest and penalties related to the uncertain tax positions as of March 31, 2022. At March 31, 2022, the Company has accrued $110.7 million for claims and insurance liabilities.

Critical Accounting Policies and Estimates

There have been no significant changes to the application of the critical accounting policies and estimates contained in our Form 10-K at December 31, 2021.  The reader should refer to the Notes to our Consolidated Financial Statements in our 2021 Annual Report on Form 10-K for a full disclosure of all critical accounting policies and estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices.  The detail of the Company’s debt structure is more fully described in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program.  This program is well established within the industry and customer acceptance of fuel surcharges remains high.  Since the amount of fuel surcharge is based on average national fuel prices and is reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2022.  The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates.  The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy.  The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2022
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt	$14.0	$14.5	$10.2	$5.3	$0.9	$-	$44.9	$44.8
Average interest rate	3.6%	3.6%	3.6%	3.6%	3.6%	3.6%

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

Item 1A. Risk Factors —Risk Factors are described in Item 1A.  “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and there have been no material changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2022 through
January 31, 2022	5,667	(2)	$312.93	(2)	—	$—
February 1, 2022 through
February 28, 2022	2,470	(3)	$272.27	(3)	—	—
March 1, 2022 through
March 31, 2022	—	(4)	$—	(4)	—	—
Total	8,137				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases.  For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 22,590 shares of Saia stock at an average price of $310.07 during the period of January 1, 2022 through January 31, 2022.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2022 through February 28, 2022.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2022 through March 31, 2022.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended  March 31, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: May 2, 2022	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer