Form 10-Q
period 2022-06-30
SAIA INC
filed 2022-07-27
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

There were 26,411,736 shares of Common Stock outstanding at July 25, 2022.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2022	December 31, 2021
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$137,871	$106,588
Accounts receivable, net	357,052	276,755
Income tax receivable	9,412	—
Prepaid expenses and other	32,041	32,912
Total current assets	536,376	416,255
Property and Equipment, at cost	2,277,527	2,144,528
Less: accumulated depreciation	924,628	864,074
Net property and equipment	1,352,899	1,280,454
Operating Lease Right-of-Use Assets	105,376	107,781
Goodwill and Identifiable Intangibles, net	18,576	19,157
Other Noncurrent Assets	34,628	21,603
Total assets	$2,047,855	$1,845,250
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$145,298	$114,010
Wages, vacation and employees’ benefits	78,945	73,109
Claims and insurance accruals	49,222	54,717
Other current liabilities	25,594	38,551
Current portion of long-term debt	17,935	19,396
Current portion of operating lease liability	22,155	21,565
Total current liabilities	339,149	321,348
Other Liabilities:
Long-term debt, less current portion	21,360	31,008
Operating lease liability, less current portion	85,522	88,409
Deferred income taxes	123,229	124,137
Claims, insurance and other	74,833	60,015
Total other liabilities	304,944	303,569
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,411,736 and 26,336,589 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	26	26
Additional paid-in-capital	271,395	274,633
Deferred compensation trust, 83,197 and 94,627 shares of common stock at cost at June 30, 2022 and December 31, 2021, respectively	(6,103)	(4,101)
Retained earnings	1,138,444	949,775
Total stockholders’ equity	1,403,762	1,220,333
Total liabilities and stockholders’ equity	$2,047,855	$1,845,250

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2022 and 2021

(unaudited)

	Second Quarter		Six Months
	2022	2021	2022	2021
	(in thousands, except per share data)
Operating Revenue	$745,554	$571,333	$1,406,770	$1,055,407
Operating Expenses:
Salaries, wages and employees' benefits	295,052	268,786	584,515	513,223
Purchased transportation	91,819	62,481	170,067	107,512
Fuel, operating expenses and supplies	145,530	90,664	268,301	175,565
Operating taxes and licenses	15,979	14,559	32,552	28,897
Claims and insurance	14,216	17,328	24,952	28,808
Depreciation and amortization	36,944	34,659	76,896	70,031
Loss (gain) from property disposals, net	21	(69)	45	(268)
Total operating expenses	599,561	488,408	1,157,328	923,768
Operating Income	145,993	82,925	249,442	131,639
Nonoperating Expenses (Income):
Interest expense	668	834	1,360	1,686
Other, net	769	(430)	1,004	(561)
Nonoperating expenses, net	1,437	404	2,364	1,125
Income Before Income Taxes	144,556	82,521	247,078	130,514
Income Tax Provision	35,311	20,047	58,409	30,749
Net Income	$109,245	$62,474	$188,669	$99,765

Weighted average common shares outstanding – basic	26,507	26,332	26,489	26,309
Weighted average common shares outstanding – diluted	26,665	26,704	26,662	26,687

Basic Earnings Per Share	$4.12	$2.37	$7.12	$3.79
Diluted Earnings Per Share	$4.10	$2.34	$7.08	$3.74

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and six months ended June 30, 2022 and 2021

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2021	26,336,589	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	2,056	—	—	2,056
Exercise of stock options, less shares withheld for taxes	10,992	—	907	—	—	907
Shares issued for long-term incentive awards, net of shares withheld for taxes	60,821	—	(11,230)	—	—	(11,230)
Purchase of shares by Deferred Compensation Trust	—	—	2,445	(2,445)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(1,066)	1,066	—	—
Net income	—	—	—	—	79,424	79,424
Balance at March 31, 2022	26,408,402	$26	$267,745	$(5,480)	$1,029,199	$1,291,490

Stock compensation, including options and long-term incentives	—	—	1,756	—	—	1,756
Director deferred share activity	2,327	—	1,170	—	—	1,170
Exercise of stock options, less shares withheld for taxes	1,007	—	101	—	—	101
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	—	—	—	—
Purchase of shares by Deferred Compensation Trust	—	—	631	(631)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(8)	8	—	—
Net income	—	—	—	—	109,245	109,245
Balance at June 30, 2022	26,411,736	$26	$271,395	$(6,103)	$1,138,444	$1,403,762

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	1,711	—	—	1,711
Exercise of stock options, less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	50,381	—	(6,350)	—	—	(6,350)
Purchase of shares by Deferred Compensation Trust	—	—	742	(742)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(17)	17	—	—
Net income	—	—	—	—	37,291	37,291
Balance at March 31, 2021	26,333,692	$26	$267,430	$(3,669)	$733,831	$997,618

Stock compensation, including options and long-term incentives	—	—	1,810	—	—	1,810
Director deferred share activity	1,404	—	1,256	—	—	1,256
Exercise of stock options, less shares withheld for taxes	—	—	—	—	—	—
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	—	—	—	—
Purchase of shares by Deferred Compensation Trust	—	—	112	(112)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	62,474	62,474
Balance at June 30, 2021	26,335,096	$26	$270,608	$(3,781)	$796,305	$1,063,158

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2022 and 2021

(unaudited)

	Six Months
	2022	2021
	(in thousands)
Operating Activities:
Net income	$188,669	$99,765
Noncash items included in net income:
Depreciation and amortization	76,896	70,031
Deferred income taxes	(907)	3,183
Other, net	3,862	5,640
Changes in operating assets and liabilities, net	(60,615)	(38,479)
Net cash provided by operating activities	207,905	140,140
Investing Activities:
Acquisition of property and equipment	(156,351)	(100,202)
Proceeds from disposal of property and equipment	1,060	236
Net cash used in investing activities	(155,291)	(99,966)
Financing Activities:
Repayments of revolving credit agreement	(1,000)	(27,614)
Borrowings of revolving credit agreement	1,000	27,614
Proceeds from stock option exercises	1,008	3,678
Shares withheld for taxes	(11,230)	(6,350)
Repayment of finance leases	(11,109)	(9,950)
Net cash used in financing activities	(21,331)	(12,622)
Net Increase in Cash and Cash Equivalents	31,283	27,552
Cash and Cash Equivalents, beginning of period	106,588	25,308
Cash and Cash Equivalents, end of period	$137,871	$52,860

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the quarter and six months ended June 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022.

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

Claims and Insurance Accruals

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy. Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021. Under the policy, the Company could elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy were less than $5.2 million. In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period. The Company is now self-insured for the first $10.0 million per occurrence with respect to such 12-month period and the policy was extended for one additional year to March 1, 2022. The Company recognized the remaining $0.3 million of the return premium as a reduction in insurance premium expense in the first quarter of 2022. Effective March 1, 2022, the policy term was extended for one additional year to March 1, 2023. As of June 30, 2022, the Company is required to pay additional amounts of up $11.5 million if losses paid by the insurer are greater than $18.4 million over the four-year policy period ending March 1, 2023. Previously, the Company was required to pay additional amounts of up to $11.0 million if losses paid by the insurer were greater than $17.5 million over the three year period ending March 1, 2022. Based on claims occurring since March 1, 2019, no such additional amount was accrued as of June 30, 2022. Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $18.4 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2023. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10.0 million per occurrence for the five years ended March 1, 2023.

Effective March 1, 2022, the Company entered into an additional automobile liability insurance policy with a three-year term that is applicable when an occurrence exceeds $10.0 million. Thereafter, the policy provides insurance coverage for a single loss of an additional $5.0 million, an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term ending March 1, 2025. Under the policy, the Company may elect to commute the policy for the three year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10.0 million to $15.0 million loss layer per occurrence for the three years ended March 1, 2025. The election to commute the policy can not be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date. Additionally, the Company is required to pay additional amounts of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025. Based on claims occurring since March 1, 2022, no such additional amounts were accrued at June 30, 2022.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2022	2021	2022	2021
Numerator:
Net income	$109,245	$62,474	$188,669	$99,765
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,507	26,332	26,489	26,309
Dilutive effect of share-based awards	158	372	173	378
Denominator for diluted earnings per share–adjusted weighted average common shares	26,665	26,704	26,662	26,687

Basic Earnings Per Share	$4.12	$2.37	$7.12	$3.79

Diluted Earnings Per Share	$4.10	$2.34	$7.08	$3.74

For the quarter ended June 30, 2022, options and restricted stock for 38,437 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the six months ended June 30, 2022, options and restricted stock for 22,493 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and six months ended June 30, 2021 options and restricted stock for 19,250 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at June 30, 2022.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2022 and December 31, 2021, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2022 and December 31, 2021 was $39.3 million and $50.8 million, respectively, based upon level two in the fair value hierarchy. The carrying value of the debt was $39.3 million and $50.4 million at June 30, 2022 and December 31, 2021, respectively.

(5) Debt and Financing Arrangements

At June 30, 2022 and December 31, 2021, debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	39,295	50,404
Total debt	39,295	50,404
Less: current portion of long-term debt	17,935	19,396
Long-term debt, less current portion	$21,360	$31,008

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

At June 30, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million under the Amended Credit Agreement. At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $39.3 million and $50.4 million as of June 30, 2022 and December 31, 2021, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of June 30, 2022 and December 31, 2021, approximately $73.8 million and $85.1 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at June 30, 2022 and December 31, 2021 were 3.6 percent and 3.6 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2022	$9,022
2023	15,409
2024	10,606
2025	5,453
2026	919
Thereafter	—
Total	41,409
Less: Amounts Representing Interest on Finance Leases	2,114
Total	$39,295

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

Second Quarter Overview

The Company’s operating revenue increased by 30.5 percent in the second quarter of 2022 compared to the same period in 2021. The increase resulted primarily from increases in revenue per shipment, fuel surcharge revenue and tonnage.

Consolidated operating income was $146.0 million for the second quarter of 2022 compared to $82.9 million for the second quarter of 2021. In the second quarter of 2022, LTL shipments were up 1.8 percent per workday and LTL tonnage was up 2.8 percent per workday compared to the prior year quarter. Diluted earnings per share were $4.10 in the second quarter of 2022, compared to diluted earnings per share of $2.34 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 80.4 percent in the second quarter of 2022 compared to 85.5 percent in the second quarter of 2021. The improved operating ratio compared to prior year is due to the Company’s continued focus on pricing initiatives, cost control and operating efficiencies in addition to the impact of our fuel surcharge program.

The Company generated $207.9 million in net cash provided by operating activities in the first six months of 2022 compared with $140.1 million in the same period last year. The increase is primarily due to increased profitability partially offset by a change in working capital, primarily driven by increases in accounts receivable compared to prior year. The Company’s net cash used in investing activities was $155.3 million during the first six months of 2022 compared to $100.0 million in the first six months of 2021, primarily as a result of increased capital expenditures related to real estate acquisitions in the first six months of 2022. The Company’s net cash used in financing activities was $21.3 million in the first six months of 2022 compared to $12.6 million during the same period last year. This change was primarily due to equity based compensation shares withheld for taxes as well as decreased proceeds from stock option exercises during the first six months of 2022, compared to the first six months of 2021. The Company had no outstanding borrowings under its revolving credit agreement, total outstanding letters of credit of $33.0 million and a cash and cash equivalents balance of $137.9 million at June 30, 2022. The Company also had $39.3 million in obligations under finance leases at June 30, 2022. At June 30, 2022, the Company had $268.8 million in availability under the revolving credit facility. The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at June 30, 2022.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is historically derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2022 and 2021

(unaudited)

			Percent
			Variance
	2022	2021	'22 v. '21
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$745,554	$571,333	30.5%
Operating Expenses:
Salaries, wages and employees’ benefits	295,052	268,786	9.8
Purchased transportation	91,819	62,481	47.0
Depreciation and amortization	36,944	34,659	6.6
Fuel and other operating expenses	175,746	122,482	43.5
Operating Income	145,993	82,925	76.1
Operating Ratio	80.4%	85.5%
Nonoperating Expense	1,437	404	255.7

Working Capital (as of June 30, 2022 and 2021)	197,227	68,986
Cash Flows provided by Operating Activities (year to date)	207,905	140,140
Net Acquisitions of Property and Equipment (year to date)	155,291	99,966

Saia Motor Freight Operating Statistics:
Workdays	64	64	-
LTL Tonnage	1,446	1,406	2.8
LTL Shipments	2,048	2,012	1.8
LTL Revenue per hundredweight	$25.05	$19.84	26.3
LTL Revenue per shipment	$353.75	$277.24	27.6
LTL Pounds per shipment	1,412	1,397	1.1
LTL Length of haul	910	911	(0.1)

Quarter and six months ended June 30, 2022 compared to quarter and six months ended June 30, 2021

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2022 increased 30.5 percent to $745.6 million primarily as a result of increased revenue per shipment, fuel surcharge revenue and tonnage. Saia’s LTL revenue per shipment increased 27.6 percent to $353.75 per shipment for the second quarter of 2022 as a result of changes in business mix and pricing actions. Our service initiatives, including our network expansion, continue to allow us to support our improved pricing. For the second quarter of 2022, Saia’s LTL tonnage was up 2.8 percent per workday to 1.4 million tons, and LTL shipments increased 1.8 percent per workday to 2.0 million shipments. Our organic network expansion is also positively impacting customer experience, as well as volume and tonnage growth. For the second quarter of 2022, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For these customers subject to a general rate increase, on January 24, 2022 and January 18, 2021, Saia implemented 7.5 and 5.9 percent general rate increases, respectively. Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program, which is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel (as estimated by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges have remained in effect for several years, are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 21.7 percent for the quarter ended June 30, 2022 compared to 14.4 percent for the quarter ended June 30, 2021, as a result of increases in the cost of fuel.

For the six months ended June 30, 2022, operating revenues were $1.4 billion, up 33.3 percent from $1.1 billion for the six months ended June 30, 2021. This increase is primarily due to increased revenue per shipment, fuel surcharge revenue and shipments during the first six months of 2022 compared to the comparable period last year. Fuel surcharge revenue as a percentage of operating revenue increased to 19.4 percent for the six months ended June 30, 2022 compared to 13.7 percent for the six months ended June 30, 2021, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $146.0 million in the second quarter of 2022 compared to $82.9 million in the prior year quarter. Overall, the increase in consolidated operating income was the result of improved pricing actions, the impact of our fuel surcharge program, increased tonnage and business mix management during the second quarter of 2022. These actions in 2022, along with continued focus on cost controls and operational efficiencies drove improvement during the quarter. The second quarter of 2022 operating ratio (operating expenses divided by operating revenue) was 80.4 percent compared to 85.5 percent for the same period in 2021.

Salaries, wages and employees’ benefits increased $26.3 million in the second quarter of 2022 compared to the second quarter of 2021. This change was primarily driven by increased headcount required to support ongoing business growth and network expansion. In addition, in August 2021 the Company implemented a salary and wage increase of approximately 4.7 percent. Purchased transportation increased $29.3 million in the second quarter of 2022 compared to the second quarter of 2021 partially due to linehaul capacity expansion to support growth and customer service requirements, combined with the increased cost of this expanded capacity. Fuel, operating expenses and supplies increased by $54.9 million, largely due to increased diesel fuel costs and volume increases and related terminal growth during the quarter. The increased cost of this growth is offset by capacity utilization benefits. Claims and insurance expense was $3.1 million lower than the second quarter of 2021 primarily due to lower claims activity. Depreciation and amortization expense increased $2.3 million in the second quarter of 2022 compared to the same period in 2021 primarily due to revenue equipment, real estate and technology investments in the second half of 2021 and the beginning of 2022.

For the six months ended June 30, 2022, consolidated operating income was $249.4 million, up 89.5 percent compared to $131.6 million for the six months ended June 30, 2021. This increase was largely due to pricing actions, improved fuel surcharge revenue and increased shipments.

Salaries, wages and benefits increased $71.3 million during the first six months of 2022 compared to the same period last year largely due to salary and wage increases that were effective in August of 2021 and increases in overall headcount over the past twelve months. Purchased transportation increased $62.6 million for the first six months of 2022 compared to the same period last year primarily due to higher rates for purchased miles during the first six months of 2022 in addition to linehaul capacity expansion to support growth and customer service requirements. Fuel, operating expenses and supplies increased $92.7 million during the first six months of 2022 compared to the same period last year largely due to higher fuel costs resulting from increases in the price per gallon of diesel and volume increases during the first six months of 2022. During the first six months of 2022, claims and insurance expense was $3.9 million lower than the same period last year primarily due to lower claims activity. Depreciation and amortization expense increased $6.9 million during the first six months of 2022 compared to the same period in 2021 primarily due to revenue equipment, real estate and technology investments in the second half of 2021 and the beginning of 2022.

Other

Interest expense in the second quarter of 2022 was lower than the same period in 2021 as the Company continued to pay down finance lease obligations.

The effective tax rate was 24.4 percent and 24.3 percent for the quarters ended June 30, 2022 and 2021, respectively. The increase in the second quarter effective tax rate in 2022 is primarily due to the reduction of available tax credits related to alternative fuels compared to the prior year, as alternative fuel tax credits have not been enacted for 2022. For the six months ended June 30, 2022 and June 30, 2021, the effective tax rates were 23.6 percent. For the six months ended June 30, 2022 approximately $71.4 million in cash tax payments were made compared to $40.2 million in the six months ended June 30, 2021.

Net income was $109.2 million, or $4.10 per diluted share, in the second quarter of 2022 compared to net income of $62.5 million, or $2.34 per diluted share, in the second quarter of 2021. Net income was $188.7 million, or $7.08 per diluted share, for the first six months of 2022 compared to net income of $99.8 million, or $3.74 per diluted share, for the first six months of 2021.

Working capital/capital expenditures

Working capital at June 30, 2022 was $197.2 million, an increase from $69.0 million at June 30, 2021.

Current assets at June 30, 2022 increased by $182.5 million as compared to June 30, 2021 which includes an increase in cash and cash equivalents of $85.0 million and an increase in accounts receivable of $95.9 million. Current liabilities increased by $54.3 million at June 30, 2022 compared to June 30, 2021 largely due to an increase in accounts payable as a result of increased volumes. Cash flows provided by operating activities were $207.9 million for the six months ended June 30, 2022 versus $140.1 million for the six months ended June 30, 2021. The increase is primarily due to increased profitability, partially offset by a change in working capital compared to the prior year. For the six months ended June 30, 2022, net cash used in investing activities was $155.3 million compared to $100.0 million in the same period last year, a $55.3 million increase. This increase resulted from increased capital expenditures related to real estate acquisitions as the Company continues to expand its footprint and add density in markets. The Company currently expects that net capital expenditures in 2022 will be in excess of $500 million. For the six months ended June 30, 2022, net cash used in financing activities was $21.3 million compared to $12.6 million during the same period last year, as a result of equity based compensation shares withheld for taxes, as well as decreased proceeds from stock option exercises during the first six months of 2022 compared to the same period in 2021.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook for 2022 is dependent on a number of external factors, including geopolitical developments, inflation, labor availability, fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while controlling costs and improving productivity. On January 24, 2022 and January 18, 2021, Saia implemented a 7.5 and 5.9 percent general rate increase, respectively, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The success of cost improvement initiatives is impacted by the cost and availability of drivers, dock workers and other employees and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography throughout the United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

Effective July 2022, the Company implemented a market competitive salary and wage increase for all employees, other than Saia officers. The compensation increase was approximately 4.3 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

At June 30, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million under the Amended Credit Agreement. At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $39.3 million and $50.4 million as of June 30, 2022 and December 31, 2021, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at June 30, 2022 and December 31, 2021 were 3.6 percent and 3.6 percent, respectively.

Cash Flows and Expenditures

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. Cash flows from operating activities were $382.6 million for the year ended December 31, 2021, while net cash used in investing activities was $277.8 million. Cash flows provided by operating activities were $207.9 million for the six months ended June 30, 2022, $67.8 million higher than the first six months of the prior year. The increase in operating cash flows is primarily due to increased profitability, partially offset by a change in working capital, largely increases in accounts receivable compared to the prior year. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At June 30, 2022, the Company had $268.8 million in availability under the Amended Credit Agreement. The Company was in compliance with its debt covenants at June 30, 2022. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

Effective March 1, 2018, the Company entered into a new automobile liability insurance policy with a three-year term. Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under the policy. Thereafter, the policy provides insurance coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021. Under the policy, the Company could elect to commute the policy with respect to the first 12 months of the policy term and concurrently extend the policy for an additional one-year period if paid losses in the first 12 months of the policy were less than $5.2 million. In August 2019, the Company elected to commute the policy for such period. As a result, the Company received a return of $5.2 million of the premium paid (the maximum return premium available), based on the amount of claims paid and the insurer was released from all liability in connection with claims occurring in such 12-month period. The Company is now self-insured for the first $10.0 million per occurrence with respect to such 12-month period and the policy was extended for one additional year to March 1, 2022. The Company recognized the remaining $0.3 million of the return premium as a reduction in insurance premium expense in the first quarter of 2022. Effective March 1, 2022, the policy term was extended for one additional year to March 1, 2023. As of June 30, 2022, the Company is required to pay additional amounts of up $11.5 million if losses paid by the insurer are greater than $18.4 million over the four-year policy period ending March 1, 2023. Previously, the Company was required to pay additional amounts of up to $11.0 million if losses paid by the insurer were greater than $17.5 million over the three year period ending March 1, 2022. Based on claims occurring since March 1, 2019, no such additional amount was accrued as of June 30, 2022. Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $18.4 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2023. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10.0 million per occurrence for the five years ended March 1, 2023.

Effective March 1, 2022, the Company entered into an additional automobile liability insurance policy with a three-year term that is applicable when an occurrence exceeds $10.0 million. Thereafter, the policy provides insurance coverage for a single loss of an additional $5.0 million, an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term ending March 1, 2025. Under the policy, the Company may elect to commute the policy for the three year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10.0 million to $15.0 million loss layer per occurrence for the three years ended March 1, 2025. The election to commute the policy can not be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date. Additionally, the Company is required to pay additional amounts of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025. Based on claims occurring since March 1, 2022, no such additional amounts were accrued at June 30, 2022.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2022 are expected to be in excess of $500 million, which represents an increase from 2021 net capital expenditures of $277.3 million. Projected 2022 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations. Net capital expenditures were $155.3 million in the first six months of 2022. Approximately $206.3 million of the 2022 remaining capital budget was committed as of June 30, 2022.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Total contractual obligations for operating leases at June 30, 2022 totaled $119.6 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Additionally, in April 2021, the Company committed to an additional terminal lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years with annual rent ranging from $3.1 million to $4.6 million. Annual rental payments under this lease are not included in the contractual obligations for operating leases at June 30, 2022. Contractual obligations in the form of finance leases were $41.4 million at June 30, 2022, which includes both principal amounts and $2.3 million of interest based on borrowings and commitments outstanding at June 30, 2022. See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. Purchase obligations at June 30, 2022 were $208.8 million, including commitments of $206.3 million for capital expenditures. As of June 30, 2022, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements and the outstanding available line of credit. As of June 30, 2022 the Company had total outstanding letters of credit of $33.0 million and $74.1 million in surety bonds. Additionally, the Company had $268.8 million available under its revolving credit facility, subject to existing debt covenants at June 30, 2022.

The Company has accrued approximately $3.8 million for uncertain tax positions and $0.4 million for interest and penalties related to the uncertain tax positions as of June 30, 2022. At June 30, 2022, the Company has accrued $112.7 million for claims and insurance liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and fuel prices. The detail of the Company’s debt structure is more fully described in the Notes to Consolidated Financial Statements set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. To help mitigate our risk to rising fuel prices, the Company has implemented a fuel surcharge program. This program is well established within the industry and customer acceptance of fuel surcharges remains high. Since the amount of fuel surcharge is based on average national diesel prices (as estimated by the United States Energy Information Administration) and is typically reset weekly, exposure of the Company to fuel price volatility is significantly reduced. However, the fuel surcharge may not fully offset fuel price fluctuations during periods of rapid increases or decreases in the price of fuel and is also subject to overall competitive pricing negotiations.

The following table provides information about the Company’s third-party financial instruments as of June 30, 2022. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy. The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2022
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt	$8.4	$14.5	$10.2	$5.3	$0.9	$-	$39.3	$39.3
Average interest rate	3.6%	3.6%	3.6%	3.6%	3.6%	-

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

Item 1A. Risk Factors—Risk Factors are described in Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as updated by the risk factor set forth below. Other than the risk factor set forth below, which revises, among other things, the duration, layers, thresholds and applicable amounts payable under the Company’s automobile liability insurance, there have been no other material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The risk factor below replaces in its entirety the risk factor found under “Business and Operational Risks” originally filed with the same title.

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

Generally, the Company is responsible for the risk retention amount per occurrence of $2.0 million under its automobile liability insurance policy. Thereafter, the policy provides insurance coverage for a single occurrence of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the 36-month term originally ended March 1, 2021. The automobile liability insurance policy contains a provision under which we have the option, on a retroactive basis, to assume responsibility for the entire cost of covered claims during certain periods in exchange for a refund of a portion of the premiums we paid for the policy. This is referred to as “commuting” the policy. In August 2019, the Company elected to commute the policy for the period from March 1, 2018 to February 28, 2019. As a result of commuting the policy for that 12-month period, the Company is now self-insured for the first $10.0 million per occurrence with respect to such 12-month period and the policy was extended for one additional year to March 1, 2022. Effective March 1, 2022, the policy term was extended for one additional year to March 1, 2023. As of June 30, 2022, the Company is required to pay additional amounts of up $11.5 million if losses paid by the insurer are greater than $18.4 million over the four-year policy period ending March 1, 2023. Previously, the Company was required to pay additional amounts of up to $11.0 million if losses paid by the insurer were greater than $17.5 million over the three year period ending March 1, 2022. Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $18.4 million, based on the amount of claims paid and the insurer would be released from all liability under the policy ending March 1, 2023. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10 million per occurrence for the five years ended March 1, 2022.

Effective March 1, 2022, the Company entered into an additional automobile liability insurance policy with a three-year term that is applicable when an occurrence exceeds $10.0 million. Thereafter, the policy provides insurance coverage for a single loss of an additional $5.0million, an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term ending March 1, 2025. Under the policy, the Company may elect to commute the policy for the three year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10.0 million to $15.0 million loss layer per occurrence for the three years ended March 1, 2025. The election whether to commute the policy cannot be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date. Additionally, the Company is required to pay additional amounts of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2022 through
April 30, 2022	940	(2)	$216.70	(2)	—	$—
May 1, 2022 through
May 31, 2022	1,710	(3)	$199.35	(3)	—	—
June 1, 2022 through
June 30, 2022	490	(4)	$176.24	(4)	—	—
Total	3,140				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2022 through April 30, 2022.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2022 through May 31, 2022.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 117 shares of Saia stock at an average price of $191.24 during the period of June 1, 2022 through June 30, 2022.

Item 3. Defaults Upon Senior Securities—None

Item 4. Mine Safety Disclosures—None

Item 5. Other Information—None

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on July 2, 2021).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.5	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.6

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters and six months ended June 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 27, 2022	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer