Form 10-Q
period 2022-09-30
SAIA INC
filed 2022-11-01
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

There were 26,462,463 shares of Common Stock outstanding at October 27, 2022.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2022	December 31, 2021
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$149,825	$106,588
Accounts receivable, net	335,595	276,755
Income tax receivable	11,859	—
Prepaid expenses and other	54,123	32,912
Total current assets	551,402	416,255
Property and Equipment, at cost	2,403,702	2,144,528
Less: accumulated depreciation	964,533	864,074
Net property and equipment	1,439,169	1,280,454
Operating Lease Right-of-Use Assets	107,456	107,781
Goodwill and Identifiable Intangibles, net	18,362	19,157
Other Noncurrent Assets	23,935	21,603
Total assets	$2,140,324	$1,845,250
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$114,697	$114,010
Wages, vacation and employees’ benefits	79,193	73,109
Claims and insurance accruals	74,799	54,717
Other current liabilities	31,116	38,551
Current portion of long-term debt	15,914	19,396
Current portion of operating lease liability	22,750	21,565
Total current liabilities	338,469	321,348
Other Liabilities:
Long-term debt, less current portion	18,936	31,008
Operating lease liability, less current portion	87,388	88,409
Deferred income taxes	124,960	124,137
Claims, insurance and other	64,089	60,015
Total other liabilities	295,373	303,569
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,462,463 and 26,336,589 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	26	26
Additional paid-in-capital	275,358	274,633
Deferred compensation trust, 70,578 and 94,627 shares of common stock at cost at September 30, 2022 and December 31, 2021, respectively	(5,237)	(4,101)
Retained earnings	1,236,335	949,775
Total stockholders’ equity	1,506,482	1,220,333
Total liabilities and stockholders’ equity	$2,140,324	$1,845,250

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2022 and 2021

(unaudited)

	Third Quarter		Nine Months
	2022	2021	2022	2021
	(in thousands, except per share data)
Operating Revenue	$729,561	$616,216	$2,136,331	$1,671,623
Operating Expenses:
Salaries, wages and employees' benefits	297,247	277,087	881,762	790,310
Purchased transportation	85,452	72,193	255,519	179,705
Fuel, operating expenses and supplies	145,461	98,834	413,762	274,399
Operating taxes and licenses	16,261	14,572	48,813	43,469
Claims and insurance	15,988	15,518	40,940	44,326
Depreciation and amortization	40,682	35,742	117,578	105,773
Loss (gain) from property disposals, net	115	(3,847)	160	(4,115)
Total operating expenses	601,206	510,099	1,758,534	1,433,867
Operating Income	128,355	106,117	377,797	237,756
Nonoperating Expenses (Income):
Interest expense	581	777	1,941	2,463
Other, net	68	14	1,072	(547)
Nonoperating expenses, net	649	791	3,013	1,916
Income Before Income Taxes	127,706	105,326	374,784	235,840
Income Tax Provision	29,815	25,617	88,224	56,366
Net Income	$97,891	$79,709	$286,560	$179,474

Weighted average common shares outstanding – basic	26,539	26,334	26,506	26,317
Weighted average common shares outstanding – diluted	26,676	26,713	26,663	26,699

Basic Earnings Per Share	$3.69	$3.03	$10.81	$6.82
Diluted Earnings Per Share	$3.67	$2.98	$10.75	$6.72

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2022 and 2021

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2021	26,336,589	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	2,056	—	—	2,056
Exercise of stock options, less shares withheld for taxes	10,992	—	907	—	—	907
Shares issued for long-term incentive awards, net of shares withheld for taxes	60,821	—	(11,230)	—	—	(11,230)
Purchase of shares by Deferred Compensation Trust	—	—	2,445	(2,445)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(1,066)	1,066	—	—
Net income	—	—	—	—	79,424	79,424
Balance at March 31, 2022	26,408,402	$26	$267,745	$(5,480)	$1,029,199	$1,291,490

Stock compensation, including options and long-term incentives	—	—	1,756	—	—	1,756
Director deferred share activity	2,327	—	1,170	—	—	1,170
Exercise of stock options, less shares withheld for taxes	1,007	—	101	—	—	101
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	—	—	—	—
Purchase of shares by Deferred Compensation Trust	—	—	631	(631)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(8)	8	—	—
Net income	—	—	—	—	109,245	109,245
Balance at June 30, 2022	26,411,736	$26	$271,395	$(6,103)	$1,138,444	$1,403,762

Stock compensation, including options and long-term incentives	—	—	1,894	—	—	1,894
Director deferred share activity	—	—	—	—	—	—
Exercise of stock options less shares withheld for taxes	48,329	—	3,408	—	—	3,408
Shares issued for long-term incentive awards, net of shares withheld for taxes	2,398	—	(473)	—	—	(473)
Purchase of shares by Deferred Compensation Trust	—	—	93	(93)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(959)	959	—	—
Net income	—	—	—	—	97,891	97,891
Balance at September 30, 2022	26,462,463	$26	$275,358	$(5,237)	$1,236,335	$1,506,482

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands, except share data)
Balance at December 31, 2020	26,236,570	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	1,711	—	—	1,711
Exercise of stock options, less shares withheld for taxes	46,741	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	50,381	—	(6,350)	—	—	(6,350)
Purchase of shares by Deferred Compensation Trust	—	—	742	(742)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(17)	17	—	—
Net income	—	—	—	—	37,291	37,291
Balance at March 31, 2021	26,333,692	$26	$267,430	$(3,669)	$733,831	$997,618

Stock compensation, including options and long-term incentives	—	—	1,810	—	—	1,810
Director deferred share activity	1,404	—	1,256	—	—	1,256
Exercise of stock options, less shares withheld for taxes	—	—	—	—	—	—
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	—	—	—	—
Purchase of shares by Deferred Compensation Trust	—	—	112	(112)	—	—
Sale of shares by Deferred Compensation Trust	—	—	—	—	—	—
Net income	—	—	—	—	62,474	62,474
Balance at June 30, 2021	26,335,096	$26	$270,608	$(3,781)	$796,305	$1,063,158

Stock compensation, including options and long-term incentives	—	—	1,878	—	—	1,878
Director deferred share activity	294	—	202	—	—	202
Exercise of stock options less shares withheld for taxes	—	—	—	—	—	—
Shares issued for long-term incentive awards, net of shares withheld for taxes	1,199	—	(221)	—	—	(221)
Purchase of shares by Deferred Compensation Trust	—	—	98	(98)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(20)	20	—	—
Net income	—	—	—	—	79,709	79,709
Balance at September 30, 2021	26,336,589	$26	$272,545	$(3,859)	$876,014	$1,144,726

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(unaudited)

	Nine Months
	2022	2021
	(in thousands)
Operating Activities:
Net income	$286,560	$179,474
Noncash items included in net income:
Depreciation and amortization	117,578	105,773
Deferred income taxes	824	5,086
Other, net	268	4,290
Changes in operating assets and liabilities, net	(61,156)	(26,937)
Net cash provided by operating activities	344,074	267,686
Investing Activities:
Acquisition of property and equipment	(279,057)	(154,884)
Proceeds from disposal of property and equipment	1,061	6,460
Other	—	(500)
Net cash used in investing activities	(277,996)	(148,924)
Financing Activities:
Repayments of revolving credit agreement	(1,000)	(36,410)
Borrowings of revolving credit agreement	1,000	36,410
Proceeds from stock option exercises	4,416	3,678
Shares withheld for taxes	(11,703)	(6,571)
Repayment of finance leases	(15,554)	(15,805)
Net cash used in financing activities	(22,841)	(18,698)
Net Increase in Cash, Cash Equivalents and Restricted Cash (1)	43,237	100,064
Cash, Cash Equivalents and Restricted Cash, beginning of period (1)	106,588	25,308
Cash, Cash Equivalents and Restricted Cash, end of period (1)	$149,825	$125,372

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Operating results for the quarter and nine months ended September 30, 2022 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2022.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While more than 96 percent of its revenue has been derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

Claims and Insurance Accruals

We are regularly subject to claims resulting from bodily injury, property damage, casualty and cargo losses, group healthcare costs, and workers' compensation. The Company has self-insured retention limits generally ranging from $250,000 to $1.0 million per occurrence for group healthcare, workers' compensation, casualty and cargo losses and certain property damage and from $2.0 million to $10.0 million for bodily injury and property damage related to auto liability. The Company’s automobile liability insurance policy for the four-year period ended March 1, 2023 provides coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the four-year period, subject to risk retention of $2.0 million per occurrence. Under the policy, the Company is required to pay additional amounts of up to $11.5 million if losses paid by the insurer are greater than $18.4 million over the four-year policy period. Based on claims occurring since March 1, 2019, no additional amount was accrued as of September 30, 2022. Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $18.4 million, based on the amount of claims paid and the insurer would be released from all liability under the policy for the four-year period ending March 1, 2023. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10.0 million per occurrence for the four years ended March 1, 2023. The Company is self-insured for auto liability for the first $10.0 million per occurrence for the one-year period ended March 1, 2019.

The Company also maintains an insurance policy covering the three-year period ending March 1, 2025 that provides $5.0 million of coverage per occurrence after an occurrence exceeds $10.0 million, subject to an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term. Additionally, the Company is required to pay additional amounts of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025. Based on claims occurring since March 1, 2022, no additional amounts were accrued at September 30, 2022. Under the policy, the Company may elect to commute the policy for the three-year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability under the policy in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10.0 million to $15.0 million loss layer per occurrence for the three years ended March 1, 2025. The election to commute the policy cannot be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2022	2021	2022	2021
Numerator:
Net income	$97,891	$79,709	$286,560	$179,474
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,539	26,334	26,506	26,317
Dilutive effect of share-based awards	137	379	157	382
Denominator for diluted earnings per share–adjusted weighted average common shares	26,676	26,713	26,663	26,699

Basic Earnings Per Share	$3.69	$3.03	$10.81	$6.82

Diluted Earnings Per Share	$3.67	$2.98	$10.75	$6.72

For the quarter and nine months ended September 30, 2022, options and restricted stock for 43,602 and 27,598 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For both the quarter and nine months ended September 30, 2021, options and restricted stock for 19,250 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

(3) Commitments and Contingencies

The Company pays its pro rata share of the cost of letters of credit outstanding for certain workers’ compensation claims incurred prior to March 1, 2000 that Saia’s former parent maintains for insurance programs. The Company’s pro rata share of these outstanding letters of credit was $1.8 million at September 30, 2022.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2022 and December 31, 2021, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2022 and December 31, 2021 was $34.8 million and $50.8 million, respectively, based upon level two inputs in the fair value hierarchy. The carrying value of the debt was $34.9 million and $50.4 million at September 30, 2022 and December 31, 2021, respectively.

(5) Debt and Financing Arrangements

At September 30, 2022 and December 31, 2021, debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	34,850	50,404
Total debt	34,850	50,404
Less: current portion of long-term debt	15,914	19,396
Long-term debt, less current portion	$18,936	$31,008

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a revolving credit agreement with a group of banks that is available to fund capital investments, letters of credit and working capital needs.

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

At September 30, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million under the Amended Credit Agreement. At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $34.9 million and $50.4 million as of September 30, 2022 and December 31, 2021, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of September 30, 2022 and December 31, 2021, approximately $64.8 million and $85.1 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at September 30, 2022 and December 31, 2021 were 3.7 percent and 3.6 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2022	$4,229
2023	15,409
2024	10,606
2025	5,453
2026	919
Thereafter	—
Total	36,616
Less: Amounts Representing Interest on Finance Leases	1,766
Total	$34,850

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

Third Quarter Overview

The Company’s operating revenue increased by 18.4 percent in the third quarter of 2022 compared to the same period in 2021. The increase resulted primarily from increases in revenue per shipment and fuel surcharge revenue.

Consolidated operating income was $128.4 million for the third quarter of 2022 compared to $106.1 million for the third quarter of 2021. In the third quarter of 2022, LTL shipments were down 2.5 percent per workday and LTL tonnage was down 0.4 percent per workday compared to the prior year quarter. Diluted earnings per share were $3.67 in the third quarter of 2022, compared to diluted earnings per share of $2.98 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 82.4 percent in the third quarter of 2022 compared to 82.8 percent in the third quarter of 2021. The improved operating ratio compared to prior year is due to the Company’s continued focus on pricing initiatives, cost control and operating efficiencies in addition to the impact of our fuel surcharge program. Additionally, a real estate gain resulted in a benefit of 70 basis points in the third quarter of 2021 operating ratio.

The Company generated $344.1 million in net cash provided by operating activities in the first nine months of 2022 compared with $267.7 million in the same period last year. The increase is primarily due to increased profitability partially offset by a change in working capital, primarily driven by increases in accounts receivable compared to prior year. The Company’s net cash used in investing activities was $278.0 million during the first nine months of 2022 compared to $148.9 million in the first nine months of 2021, primarily as a result of increased capital expenditures related to real estate and revenue equipment acquisitions in the first nine months of 2022. The Company’s net cash used in financing activities was $22.8 million in the first nine months of 2022 compared to $18.7 million during the same period last year. This change was primarily due to equity based compensation shares withheld for taxes partially offset by increased proceeds from stock option exercises during the first nine months of 2022, compared to the first nine months of 2021. The Company had no outstanding borrowings under its revolving credit agreement, total outstanding letters of credit of $33.0 million and a cash and cash equivalents balance of $149.8 million at September 30, 2022. The Company also had $34.9 million in obligations under finance leases at September 30, 2022. At September 30, 2022, the Company had $268.8 million in availability under the revolving credit facility. The revolving credit facility also has an accordion feature that allows for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at September 30, 2022.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 96 percent of revenue is historically derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2022 and 2021

(unaudited)

			Percent
			Variance
	2022	2021	'22 v. '21
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$729,561	$616,216	18.4%
Operating Expenses:
Salaries, wages and employees’ benefits	297,247	277,087	7.3
Purchased transportation	85,452	72,193	18.4
Depreciation and amortization	40,682	35,742	13.8
Fuel and other operating expenses	177,825	125,077	42.2
Operating Income	128,355	106,117	21.0
Operating Ratio	82.4%	82.8%
Nonoperating Expense	649	791	(18.0)

Working Capital (as of September 30, 2022 and 2021)	212,933	111,988
Cash Flows provided by Operating Activities (year to date)	344,074	267,686
Net Acquisitions of Property and Equipment (year to date)	277,996	148,424

Saia Motor Freight Operating Statistics:
Workdays	64	64	-
LTL Tonnage	1,397	1,402	(0.4)
LTL Shipments	1,954	2,004	(2.5)
LTL Revenue per hundredweight	$25.10	$21.36	17.5
LTL Revenue per shipment	$359.04	$299.02	20.1
LTL Pounds per shipment	1,431	1,400	2.2
LTL Length of haul	897	915	(2.0)

Quarter and nine months ended September 30, 2022 compared to quarter and nine months ended September 30, 2021

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2022 increased 18.4 percent to $729.6 million primarily as a result of increased revenue per shipment and fuel surcharge revenue. Saia’s revenue per shipment increased 20.1 percent to $359.04 per shipment for the third quarter of 2022 as a result of changes in business mix and pricing actions. Our service initiatives, including our network expansion, continue to allow us to support our improved pricing. For the third quarter of 2022, Saia’s LTL tonnage per workday was down 0.4 percent to 1.4 million tons, and LTL shipments per workday decreased 2.5 percent to 2.0 million shipments. Our organic network expansion continues to positively impact customer experience, as well as overall volume metrics. For the third quarter of 2022, approximately 75 to 80 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For these customers subject to a general rate increase, on January 24, 2022 and January 18, 2021, Saia implemented 7.5 and 5.9 percent general rate increases, respectively. Competitive factors, customer turnover and mix changes, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program, which is designed to reduce the Company’s exposure to fluctuations in fuel prices by adjusting total freight charges to account for changes in the price of fuel. The Company’s fuel surcharge is based on the average national price for diesel fuel (as estimated by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 20.5 percent for the quarter ended September 30, 2022 compared to 13.9 percent for the quarter ended September 30, 2021, as a result of increases in the cost of fuel.

For the nine months ended September 30, 2022, operating revenues were $2.1 billion, up 27.8 percent from $1.7 billion for the nine months ended September 30, 2021. This increase is primarily due to increased revenue per shipment, fuel surcharge revenue and tonnage during the first nine months of 2022 compared to the comparable period last year. Fuel surcharge revenue as a percentage of operating revenue increased to 19.8 percent for the nine months ended September 30, 2022 compared to 13.8 percent for the nine months ended September 30, 2021, as a result of increases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $128.4 million in the third quarter of 2022 compared to $106.1 million in the prior year quarter. Overall, the increase in consolidated operating income was the result of improved pricing actions, the impact of our fuel surcharge program and business mix management during the third quarter of 2022. These actions in 2022, along with continued focus on cost controls and operational efficiencies drove improvement during the quarter. The third quarter of 2022 operating ratio (operating expenses divided by operating revenue) was 82.4 percent compared to 82.8 percent for the same period in 2021. A real estate gain resulted in a benefit of 70 basis points in the third quarter of 2021 operating ratio.

Salaries, wages and employees’ benefits increased $20.2 million in the third quarter of 2022 compared to the third quarter of 2021. This change was primarily driven by increased headcount required to support ongoing business growth and network expansion. In addition, in July 2022 the Company implemented a salary and wage increase of approximately 4.3 percent. Purchased transportation increased $13.3 million in the third quarter of 2022 compared to the third quarter of 2021 primarily due to higher rates for purchased miles, partially offset by a decrease in purchased transportation volume compared to the same period in the 2021. Fuel, operating expenses and supplies increased by $46.6 million, largely due to increased diesel fuel costs during the quarter. Claims and insurance expense was $0.5 million higher than the third quarter of 2021 primarily due to higher claims activity. Depreciation and amortization expense increased $4.9 million in the third quarter of 2022 compared to the same period in 2021 primarily due to revenue equipment, real estate and technology investments in late 2021 and throughout 2022.

For the nine months ended September 30, 2022, consolidated operating income was $377.8 million, up 58.9 percent compared to $237.8 million for the nine months ended September 30, 2021. This increase was largely due to pricing actions, improved fuel surcharge revenue and increased tonnage.

Salaries, wages and benefits increased $91.5 million during the first nine months of 2022 compared to the same period last year largely due to salary and wage increases that were effective in August of 2021 and July of 2022, and increases in overall headcount over the past twelve months. Purchased transportation increased $75.8 million for the first nine months of 2022 compared to the same period last year primarily due to higher rates for purchased miles during the first nine months of 2022 in addition to linehaul capacity expansion to support growth and customer service requirements. Fuel, operating expenses and supplies increased $139.4 million during the first nine months of 2022 compared to the same period last year largely due to higher fuel costs resulting from increases in the price per gallon of diesel and volume increases during the first nine months of 2022. During the first nine months of 2022, claims and insurance expense was $3.4 million lower than the same period last year primarily due to lower claims activity. Depreciation and amortization expense increased $11.8 million during the first nine months of 2022 compared to the same period in 2021 primarily due to revenue equipment, real estate and technology investments in late 2021 and throughout 2022.

Other

Interest expense in the third quarter of 2022 was lower than the same period in 2021 as the Company continued to pay down finance lease obligations.

The effective tax rate was 23.3 percent and 24.3 percent for the quarters ended September 30, 2022 and 2021, respectively. The decrease in the third quarter effective tax rate in 2022 is primarily due to the impact of tax credits related to alternative fuels enacted during the third quarter of 2022. For the nine months ended September 30, 2022 and September 30, 2021, the effective tax rates were 23.5 percent and 23.9 percent, respectively. For the nine months ended September 30, 2022 approximately $102.1 million in cash tax payments were made compared to $58.7 million in the nine months ended September 30, 2021.

Net income was $97.9 million, or $3.67 per diluted share, in the third quarter of 2022 compared to net income of $79.7 million, or $2.98 per diluted share, in the third quarter of 2021. Net income was $286.6 million, or $10.75 per diluted share, for the first nine months of 2022 compared to net income of $179.5 million, or $6.72 per diluted share, for the first nine months of 2021.

Working capital/capital expenditures

Working capital at September 30, 2022 was $212.9 million, an increase from $112.0 million at September 30, 2021.

Current assets at September 30, 2022 increased by $100.8 million as compared to September 30, 2021 which includes an increase in cash and cash equivalents of $28.1 million and an increase in accounts receivable of $39.7 million. Current liabilities decreased by $0.2 million at September 30, 2022 compared to September 30, 2021 largely due to a decrease in accounts payable.

Cash flows provided by operating activities were $344.1 million for the nine months ended September 30, 2022 versus $267.7 million for the nine months ended September 30, 2021. The increase is primarily due to increased profitability, partially offset by a change in working capital compared to the prior year. For the nine months ended September 30, 2022, net cash used in investing activities was $278.0 million compared to $148.9 million in the same period last year, a $129.1 million increase. This increase resulted from increased capital expenditures related to real estate and revenue equipment acquisitions as the Company continues to expand its footprint and add density in markets. The Company currently expects that net capital expenditures in 2022 will be approximately $500 million. For the nine months ended September 30, 2022, net cash used in financing activities was $22.8 million compared to $18.7 million during the same period last year, as a result of equity based compensation shares withheld for taxes, partially offset by increased proceeds from stock option exercises during the first nine months of 2022 compared to the same period in 2021.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook for 2022 is dependent on a number of external factors, including geopolitical developments, inflation, labor availability, fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. On January 24, 2022 and January 18, 2021, Saia implemented a 7.5 and 5.9 percent general rate increase, respectively, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The success of cost improvement initiatives is impacted by the cost and availability of drivers, dock workers and other employees and purchased transportation, fuel, self-insurance claims and insurance expense, regulatory changes, successful expansion of our service geography throughout the United States, the COVID-19 pandemic and other factors discussed under “Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

The Company is party to a revolving credit agreement with a group of banks that is available to fund capital investments, letters of credit and working capital needs.

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

At September 30, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million under the Amended Credit Agreement. At December 31, 2021, the Company had no outstanding borrowings and outstanding letters of credit of $29.3 million under the Amended Credit Agreement. The available portion of the Amended Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $34.9 million and $50.4 million as of September 30, 2022 and December 31, 2021, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at September 30, 2022 and December 31, 2021 were 3.7 percent and 3.6 percent, respectively.

Cash Flows and Expenditures

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. Cash flows from operating activities were $382.6 million for the year ended December 31, 2021, while net cash used in investing activities was $277.8 million. Cash flows provided by operating activities were $344.1 million for the nine months ended September 30, 2022, $76.4 million higher than the first nine months of the prior year. The increase in operating cash flows is primarily due to increased profitability, partially offset by a change in working capital, largely increases in accounts receivable compared to the prior year. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has significant sources of capital to meet short-term liquidity needs through its operating cash flows and availability under the Amended Credit Agreement. At September 30, 2022, the Company had $268.8 million in availability under the Amended Credit Agreement. The Company was in compliance with its debt covenants at September 30, 2022. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2022 are expected to be approximately $500 million, which represents an increase from 2021 net capital expenditures of $277.3 million. Projected 2022 capital expenditures include a normal replacement cycle of revenue equipment and technology investment for our operations and purchases of real estate. Net capital expenditures were $278.0 million in the first nine months of 2022. Approximately $189.0 million of the 2022 remaining capital budget was committed as of September 30, 2022.

We are regularly subject to claims resulting from bodily injury, property damage, casualty and cargo losses, group healthcare costs, and workers' compensation. The Company has self-insured retention limits generally ranging from $250,000 to $1.0 million per occurrence for group healthcare, workers' compensation, casualty and cargo losses and certain property damage and from $2.0 million to $10.0 million for bodily injury and property damage related to auto liability. The Company’s automobile liability insurance policy for the four-year period ended March 1, 2023 provides coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the four-year period, subject to risk retention of $2.0 million per occurrence. Under the policy, the Company is required to pay additional amounts of up to $11.5 million if losses paid by the insurer are greater than $18.4 million over the four-year policy period. Based on claims occurring since March 1, 2019, no additional amount was accrued as of September 30, 2022. Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $18.4 million, based on the amount of claims paid and the insurer would be released from all liability under the policy for the four-year period ending March 1, 2023. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10.0 million per occurrence for the four years ended March 1, 2023. The Company is self-insured for auto liability for the first $10.0 million per occurrence for the one-year period ended March 1, 2019.

The Company also maintains an insurance policy covering the three-year period ending March 1, 2025 that provides $5.0 million of coverage per occurrence after an occurrence exceeds $10.0 million, subject to an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term. Additionally, the Company is required to pay additional amounts of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025. Based on claims occurring since March 1, 2022, no additional amounts were accrued at September 30, 2022. Under the policy, the Company may elect to commute the policy for the three-year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability under the policy in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10.0 million to $15.0 million loss layer per occurrence for the three years ended March 1, 2025. The election to commute the policy cannot be made before June 1, 2024 and must be made prior to December 1, 2025, unless the insurer agrees to extend such date.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Contractual obligations for operating leases at September 30, 2022 totaled $120.7 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Additionally, in April 2021, the Company committed to an additional terminal lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years with annual rent ranging from $3.1 million to $4.6 million. Annual rental payments under this lease are not included in the contractual obligations for operating leases at September 30, 2022. Contractual obligations in the form of finance leases were $36.6 million at September 30, 2022, which includes both principal and interest amounts. For the remainder of 2022, $2.1 million of interest payments are anticipated based on borrowings and commitments outstanding at September 30, 2022. See Note 5 to the accompanying condensed consolidated financial statements in this Current Report on Form 10-Q. Purchase obligations at September 30, 2022 were $198.7 million, including commitments of $196.5 million for capital expenditures. As of September 30, 2022, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements and amounts outstanding under the revolving line of credit. As of September 30, 2022 the Company had total outstanding letters of credit of $33.0 million and $74.1 million in surety bonds. Additionally at September 30, 2022, the Company had $268.8 million available under its revolving credit facility, subject to existing debt covenants.

The Company has accrued approximately $3.9 million for uncertain tax positions and $0.4 million for interest and penalties related to the uncertain tax positions as of September 30, 2022. At September 30, 2022, the Company has accrued $127.8 million for claims and insurance liabilities.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2022. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy. The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2022
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Fixed rate debt	$3.9	$14.5	$10.2	$5.4	$0.9	$-	$34.9	$34.8
Average interest rate	3.7%	3.7%	3.7%	3.7%	3.7%	-

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

We are regularly subject to claims resulting from bodily injury, property damage, casualty and cargo losses, group healthcare costs, and workers' compensation. The Company has self-insured retention limits generally ranging from $250,000 to $1.0 million per occurrence for group healthcare, workers' compensation, casualty and cargo losses and certain property damage and from $2.0 million to $10.0 million for bodily injury and property damage related to auto liability. We also maintain insurance with licensed insurance companies above these self-insured retention limits. In recent years the trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of future claims continues to increase, claim expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which would adversely affect our financial condition, results of operations, liquidity and cash flows.

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

The Company’s automobile liability insurance policy for the four-year period ended March 1, 2023 provides coverage for a single loss of $8.0 million, an aggregate loss limit of $24.0 million for each policy year, and a $48.0 million aggregate loss limit for the four-year period, subject to risk retention of $2.0 million per occurrence. Under the policy, the Company is required to pay additional amounts of up to $11.5 million if losses paid by the insurer are greater than $18.4 million over the four-year policy period. Commencing on August 30, 2023, the Company may elect to commute the policy with respect to the insurer’s entire liability under the policy in which case the Company would be entitled to a return of a portion of the premium paid, up to $18.4 million, based on the amount of claims paid and the insurer would be released from all liability under the policy for the four-year period ending March 1, 2023. As a result, if the Company elects to commute the policy as to the entire policy term, the Company would be self-insured for $10.0 million per occurrence for the four years ended March 1, 2023. The Company is self-insured for auto liability for the first $10.0 million per occurrence for the one-year period ended March 1, 2019.

The Company also maintains an insurance policy covering the three-year period ending March 1, 2025 that provides $5.0 million of coverage per occurrence after an occurrence exceeds $10.0 million, subject to an aggregate loss limit of $10.0 million for each policy year, and a $20.0 million aggregate loss limit for the three-year term. Additionally, the Company is required to pay additional amounts of up to $7.5 million if losses paid by the insurer are greater than $1.4 million over the three-year policy period ending March 1, 2025. Under the policy, the Company may elect to commute the policy for the three-year term if losses incurred are less than $1.4 million and the Company does not elect to renew the policy. In the event the Company elects to commute the policy for such period, it will be entitled to a return of a portion of the premium paid, up to $1.1 million, based on the amount of claims paid and the insurer will be released from all liability under the policy in connection with such period. As a result, if the Company elects to commute the policy as to such period, the Company will be self-insured for the $10.0 million to $15.0 million loss layer per occurrence for the three years ended March 1, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2022 through
July 31, 2022	—	(2)	$—	(2)	—	$—
August 1, 2022 through
August 31, 2022	—	(3)	$—	(3)	—	—
September 1, 2022 through
September 30, 2022	450	(4)	$206.53	(4)	—	—
Total	450				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 950 shares of Saia stock at an average price of $218.18 during the period of July 1, 2022 through July 31, 2022.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 12,119 shares of Saia stock at an average price of $239.76 during the period of August 1, 2022 through August 31, 2022.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2022 through September 30, 2022.

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters and nine months ended September 30, 2022 and 2021 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: November 1, 2022	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer