Form 10-K
period 2022-12-31
SAIA INC
filed 2023-02-23
CIK 1177702

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $4,965,406,368 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System. The number of shares of Common Stock outstanding as of February 17, 2023 was 26,529,645.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2022, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 27, 2023, have been incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP Auditor Location: Atlanta, Georgia, United States Auditor Firm ID: 185

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1. Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide less-than-truckload (LTL) services through a single integrated organization. While more than 96% of our revenue is derived from transporting LTL shipments, we also offer customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight), a wholly-owned subsidiary of Saia, Inc., is a leading LTL carrier that serves 45 states and provides LTL services to Canada and Mexico through relationships with third-party interline carriers. Saia LTL Freight specializes in offering its customers a range of LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds.

As of December 31, 2022, Saia LTL Freight operated a network comprised of 191 owned and leased facilities, including three general offices and one warehouse. At December 31, 2022, Saia LTL Freight owned approximately 6,200 tractors and 20,800 trailers, including equipment acquired with finance leases.

In May 2017, Saia initiated a strategy to provide direct service to the portions of the continental United States not then serviced by the Company. The focus began with the Northeast and includes additional investments in density and service in our legacy geographies. Since that time the Company has opened 41 new terminals. Over the past five years, Saia has invested in excess of $1 billion in capital expenditures, primarily for revenue equipment, real estate and technology. These investments have reduced the age of Saia’s fleet, improved fuel economy, reduced carbon emissions, enhanced safety and supported Saia’s plans for additional volume growth. Saia has also invested substantially in technology, training and business processes to enhance the Company’s ability to monitor and manage customer service, safety, operations and profitability.

In 2022, Saia generated revenue of $2.8 billion and operating income of $470.5 million. In 2021, Saia generated revenue of $2.3 billion and operating income of $335.1 million. In 2022, the average Saia LTL Freight shipment weighed approximately 1,422 pounds and traveled an average distance of approximately 904 miles. In 2021, the average Saia LTL Freight shipment weighed approximately 1,397 pounds and traveled an average distance of approximately 913 miles.

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

LTL carriers typically pick up numerous shipments, generally ranging from 100 to 10,000 pounds, consolidate them at local carrier-operated freight terminals and then transport the shipments from the terminal to the carrier-operated destination terminal for delivery to the ultimate destination. As a result, LTL carriers require expansive networks of pick-up and delivery operations around local freight terminals and linehaul operations to transport freight between the local terminals.

The truckload segment is the largest portion of the “for-hire” truck transportation market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload carriers is typically lower and more variable relative to LTL carriers. However, the lack of a network can subject their drivers to extended periods away from home, often resulting in higher driver turnover and periodic driver shortages. The truckload segment is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload carrier can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As truckload carriers become larger in scale, capital is needed for technology, infrastructure and some limited facilities. Saia LTL Freight may participate in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia also offers its customers the truckload and expedited offerings of its non-asset operations.

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of freight terminals, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 30,000 shipments per day, each of which has a shipper and consignee, and sometimes a third-party payor, all of whom need access to information in a timely manner. In addition to customer service, technology plays a key role in improving operations efficiency and compliance, safety and revenue management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players operating nationally or in regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. More recently Saia has grown largely through organic growth.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continuously emphasize the importance of safe operations to reduce both the frequency and severity of injuries and accidents. As part of our ongoing replacement and growth of the tractor fleet, we are adding accident avoidance technology in our new over-the-road tractors, including active braking assistance, adaptive cruise control, lane departure warning systems and roll stability control. This emphasis on safe operations is focused not only on protecting our employees and the communities in which we operate, but with the continued escalation of commercial insurance and healthcare costs, it is important to maintain and improve stockholder returns.

Manage pricing and business mix.

This element of our business strategy involves managing both the price we charge for our services and the mix of freight we transport to operate our network more profitably. Changes in the economy coupled with the tightening of available capacity in the industry over the last several years allowed the Company to implement pricing initiatives to increase the Company’s yield and revenue per shipment.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within our existing geography. Depending on pricing and the specific geography, we estimate that the potential incremental profitability on growth in current markets can be significant. We actively monitor opportunities to add freight terminals where there is sufficient market potential. Future volume growth at Saia could result from improvements in the general economy, industry consolidation, geographic expansion and strategic acquisitions, as well as specific sales and marketing initiatives.

Continue to focus on delivering best-in-class service.

The foundation of Saia’s growth strategy is consistent delivery of high quality service through on-time delivery and reduced claims for lost and damaged freight. Commitment to service quality is valued by customers and allows us to charge fair compensation for our services and positions us to improve market share.

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

Continue growing the organization through an enhanced geographic terminal footprint.

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

We are dedicated to building on our strong, positive culture by being a leading corporate citizen for the benefit of our customers, employees, communities and stockholders. In recent years, we have invested heavily in our tractor and trailer fleet to improve fuel efficiency and reduce carbon emissions, while also improving safety and reliability and lowering maintenance expenses. We are also working to optimize our linehaul scheduling and pick-up and delivery operations to better utilize our assets and thus further reduce fuel consumption and carbon emissions. We are conducting pilot programs involving the use of alternative fuels for our operations, including testing of tractors powered by compressed natural gas and electricity. The Company has procedures that are designed to reduce the risk of spills of hazardous materials we transport and to quickly and efficiently react to any environmental incidents. At our terminals, we have implemented electricity-saving procedures and have conservation initiatives in place to recycle used oil, scrap metal, paper, tires and batteries. Additionally, for new construction terminals we are using best practices of including green initiatives where possible.

Based on the most recently available rankings, for 2021, Saia continued to maintain high marks in the EPA’s SmartWay Carrier Performance Rankings for LTL carriers for carbon dioxide, nitrogen oxide and particulate matter emissions per ton-mile. Saia has also participated in the EPA’s SmartWay Program since 2006, which assists companies with advancing supply chain sustainability by measuring, benchmarking and improving freight transportation efficiency.

We are focused on maintaining strong relationships with our employees. We invest in our employees through training and professional development programs, safety training, wellness programs, internal employee communications and employee recognition programs, along with providing competitive wages and employee benefit programs. We seek to promote workplace diversity by celebrating our differences gathered from the unique experiences and diverse perspectives of our employees.

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season and our operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest quarter while the second and third quarters are the strongest quarters in terms of revenue and profit. Quarterly profitability is also impacted by the timing of salary and wage increases, and general rate increases, which have varied over the years.

Human Capital

We believe our success depends on the strength of our workforce. Our Executive Vice President and Chief Human Resources Officer, reporting to our President and Chief Executive Officer, is responsible for developing and executing our human capital strategy. These responsibilities include recruiting, hiring, training and retention, as well as the development of our compensation and benefits programs.

Our 12,300 union-free employees are comprised of about 50% licensed commercial drivers, about 24% dock workers (approximately one-quarter of whom are part-time) and the remaining 26% work in sales, technology and administration to support our business. Of Saia’s workforce, approximately 88% are male. Approximately 51% of all employees have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. Additionally, nearly 78% of our workforce is under the age of 55, while our driver average tenure is eight years.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to affordable and convenient medical programs intended to meet their physical and emotional needs and the needs of their families, with 94% of employees participating. To foster retention, employees with ten or more years of service do not pay premiums for participation in the medical program. In addition to standard medical coverage, we offer eligible employees dental and vision coverage. Additionally, Saia strives to help employees lead healthier lives through a voluntary wellness program aimed at engaging employees to promote proactive evaluation, tracking and management of major health and wellness indicators, such as blood pressure, weight, and routine blood laboratory analysis. The program has an annual participation rate of approximately 74% of our employee base.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days. These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees. We assess the competitiveness of our compensation by principal job classifications in markets across the country through periodic compensation surveys. Company-wide wage increases are also implemented from time-to-time, including one during 2022, which awarded 4.3% to employees in July 2022.

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

Recruiting, Hiring, Training and Professional Development.

We seek to hire employees with the desire they spend their career with us to retirement. With that in mind, identifying qualified candidates and attracting them with competitive compensation and benefits is key to our success. We have regional recruiting managers across the Company to help meet our hiring needs. If necessary, and to attract the most qualified candidates, we offer periodic signing bonuses to new hires.

We have more than 300 driver trainers, who assist in providing all new drivers with over 40 hours of training. Saia annually trains drivers in defensive driving processes with emphasis on special operations in addition to weekly safety training through various mediums, including videos and group and individual presentations on diverse safety topics. Saia’s tractor fleet is equipped with extensive safety technology, including video recording systems which enable managers to provide coaching and feedback to drivers throughout the year. Our dock employees also receive onboarding instruction which is supplemented with on-going safety and job training. Employees who express an interest in a long-term driving career can enroll in a Company-sponsored dock-to-driver program to obtain the necessary commercial driver certifications. Annual safety awards and recognition are given to both drivers and dock employees who qualify.

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

In 2021, we launched a Diversity Council offering a cross-functional employee perspective of diversity-related issues within our Company. The goal of the leaders in our Company and of the Council is to promote a culture where individual differences are respected and all employees are valued for the skills and contributions they bring to the business. The Council is responsible for continually examining the processes and systems in place to ensure that attraction, engagement, development and retention of a diverse workforce is encouraged by inclusive leadership principles.

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

Corporate Culture.

Saia’s mission is to safely drive our customers' success with custom solutions built on the three pillars of our service-focused values: people, purpose and performance. Our core values place the Customer First as they are the heart of the business. Safety is a unifying fundamental behavior and practice that supports our Company’s purpose and goals. Taking Care of Each Other is rooted in our leadership team caring for our employees and our employees caring for each other. Every employee deserves to be treated with Dignity and Respect. Our emphasis to Do the Right Thing focuses on making the ethical choice. Ultimately, we seek and embrace our responsibility to the Community where we live and operate.

The Company seeks to adhere to our core values by communicating with employees, providing long-term growth and by providing development opportunities and a leading and comprehensive employee compensation and benefits program. We believe this focus has fostered a positive company culture and great success with our employees and customers.

Competition

Although there has been some tightening of capacity and some industry consolidation, shippers continue to have a wide range of choices. We believe that service quality, price, variety of services offered, geographic coverage, responsiveness and flexibility are the important competitive differentiators.

Saia provides LTL services in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day LTL markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight LTL markets. The larger the service area, the greater the barriers to entry into the LTL trucking segment due to the need for additional equipment and freight terminals associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. Saia also competes against several modes of transportation, including truckload and private fleets, small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

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

Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules, including hours of service regulations, that limit the maximum number of hours a driver may be on duty between mandatory off-duty hours and require driver rest breaks. Revisions to these rules could further impact our operations, further tighten the market for qualified drivers and put additional pressure on driver wages and purchased transportation costs.

The FMCSA’s Compliance Safety Accountability Program (CSA) is an enforcement and compliance model that assesses a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators. The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions.

The FMCSA established the Commercial Driver’s License Drug and Alcohol Clearinghouse in 2020, which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers. The clearinghouse requires us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we employ.

The Infrastructure Investment and Jobs Act signed into law in 2021 required the FMCSA to establish an apprenticeship pilot program that allows drivers between the ages of 18-20 with an intrastate commercial driver’s license to operate in interstate commerce under certain conditions. In response to this requirement, the FMCSA established the Safe Driver Apprenticeship Pilot Program (SDAP) in January 2022. Although carriers are not currently mandated to participate, we may participate in SDAP to help address driver shortages in the future. Participation in the program may affect our delivery times, increase our cost of operations, and affect the costs of transportation to maintain compliance.

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

Environmental Regulations.

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

The EPA and DOT have announced fuel efficiency standards for medium and heavy-duty trucks, which require a reduction of up to 25 percent in carbon emissions over the next decade. In August 2021, the EPA announced its “Clean Trucks Plan,” which aimed to develop new rules over a three year timeframe to reduce greenhouse gas emissions and other air pollutants from heavy-duty trucks. In December 2022, the EPA finalized the first phase of the Clean Trucks Plan by adopting a final rule that sets more stringent nitrogen oxides emission standards for new heavy-duty vehicles and engines starting in model year 2027. This rule could impose substantial costs on us. The EPA plans to release the proposals for the remaining two phases of the Clean Trucks Plan in 2023, which include the development of new greenhouse gas emissions standards for new heavy-duty engines and vehicles beginning in model year 2027. In December 2021, the California Air Resources Board (CARB) adopted more stringent standards to reduce nitrogen oxide emissions by heavy-duty engines. CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. CARB’s Advanced Clean Truck regulation is designed to ensure that zero-emission vehicles are brought to market in California. That regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales starting with model year 2024. By 2035, zero-emission truck/chassis sales must account for 40% of truck tractor sales in the state. CARB has also proposed the Advanced Clean Fleets regulation that would mandate that operators of 50 or more trucks must operate fleets comprised of an increasing percentage of zero-emission vehicles. As proposed, the phase-in period would be from 2027 to 2045, depending on the class of vehicle.

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

Data Privacy Regulations.

There have been increased legislative and regulatory efforts regarding data protection and transparency in how customer data is used and stored in the U.S. and other countries. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with data protection laws may increase our compliance costs or require alterations to our data handling practices. Violations or noncompliance could result in significant fines or settlements from governmental or consumer actions and negative impacts to our reputation, operating results and financial condition.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows:

Name	Age	Positions Held

Frederick J. Holzgrefe, III	55

President and Chief Executive Officer of Saia, Inc. since April 2020. Mr. Holzgrefe served as President and Chief Operating Officer of Saia, Inc. from January 2019 to April 2020. Prior to this, Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer since September 2014. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Douglas L. Col	58

Executive Vice President and Chief Financial Officer of Saia, Inc. since January 2020. Mr. Col joined the Company in 2014 as Treasurer and continued in that role until January 2020. Mr. Col has also served as the Company’s Secretary since February 2019.

Patrick D. Sugar	35

Executive Vice President of Operations of Saia, Inc. since March 2021. Mr. Sugar joined the Company in December 2016 and served as Vice President of Linehaul and Industrial Engineering prior to his promotion in March 2021.

Raymond R. Ramu	54

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Rohit Lal	62	Executive Vice President and Chief Information Officer of Saia, Inc. since August 2017.

Anthony R. Norwood	56

Executive Vice President and Chief Human Resources Officer of Saia, Inc. since March 2022. Prior to joining Saia, Mr. Norwood was Vice President, Human Resources - Corporate for Trane Technologies from April 2020 to March 2022. Prior to that, Mr. Norwood served in various executive roles from 2008 to 2020 at Ingersoll Rand, including as Vice President, Human Resources.

Officers are appointed by the Board of Directors of Saia, Inc. (the Board) and serve at the discretion of the Board. With the exception of Mr. Holzgrefe, none of the officers of the Company are subject to an employment agreement with the Company. There are no family relationships between any executive officer and any other executive officer or director of Saia or its subsidiaries.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all of the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

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

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•
competition with many other transportation service providers of varying types including LTL carriers, TL and parcel carriers, as well as non-asset based logistics and freight brokerage companies, some of whom have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;
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

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging as the available pool of qualified drivers has been decreasing in recent years. Age demographics, hours of service rules, the legalization and growing recreational use of marijuana and regulatory requirements, including the Compliance Safety Accountability program and the Commercial Driver's License Drug and Alcohol Clearinghouse of the FMCSA, have contributed to the reduction in the number of eligible drivers and may continue to do so in the future.

Moreover, as a result of general macroeconomic factors and an increasingly competitive labor market, we are experiencing difficulty in hiring sufficient qualified employees to fill all available positions. The most illustrative example is the significant shortfall of qualified drivers in the trucking industry; however, the labor shortage is not limited to qualified drivers. At times, we have been unable to hire qualified dockworkers, mechanics and office personnel. We may experience shortages of qualified employees that could result in us not meeting customer demands, upward pressure on wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our operating and growth strategy depends on our ability to maintain adequate capacity throughout our service network, and we rely on purchased transportation to meet these needs. There is significant competition for quality purchased transportation within the trucking industry. We periodically experience shortages of quality purchased transportation that could result in higher costs for these services or prevent us from meeting customer demands which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Inflation may increase our operating expenses and lower profitability.

The Bureau of Labor Statistics reported that the Consumer Price Index increased 6.5 percent in 2022. Most of our operating expenses are sensitive to increases in inflation, including equipment prices, diesel fuel costs, insurance costs, real estate costs, employee wages and purchased transportation. Furthermore, inflation may generally increase costs for materials, supplies and services and capital. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are dependent on the cost and availability of diesel fuel and on fuel surcharges.

Diesel fuel is a significant operating expense and its availability is vital to daily operations. We do not hedge against the risk of diesel fuel price increases. Economic conditions, global political events, acts of terrorism, cyber security incidents, inflation, federal, state and local laws and regulations, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of diesel fuel. In the past, we have been able to obtain diesel fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future and any shortage or interruption in the supply or distribution of diesel fuel could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. To the extent not offset by diesel fuel surcharges or other customer price changes, volatility in diesel fuel prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant diesel fuel price volatility through fuel surcharges and other pricing adjustments but we cannot be certain that we will be able to do so in the future. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices would reduce our profitability unless we are able to make the appropriate adjustments to our pricing strategy.

Business and Operational Risks

Ongoing insurance and claims expenses could significantly reduce and cause volatility in our earnings.

We are regularly subject to claims resulting from personal injury, cargo loss, property damage, group healthcare and workers’ compensation claims. The Company is self-insured for portions of medical, workers’ compensation, auto liability, casualty and cargo claims. We maintain insurance with licensed insurance companies above these self-insured retention limits. The trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of future claims continues to increase, claims expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

The Company is dependent on a limited number of third party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. In recent years, several insurance companies have completely stopped offering coverage to trucking companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. To the extent that the third party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention or reducing the amount of total coverage. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost for obtaining such coverage, or could subject us to significant liabilities for which no insurance coverage is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Our self-insured retention limits can make our insurance and claims expense higher and/or more volatile. We accrue for the estimated costs of the uninsured portion of pending claims based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

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

We face risks related to our geographic and network expansion.

Commencing in 2017 and continuing through 2022, we implemented a strategy of significantly expanding our geographic and terminal network. Over the past two years, we opened 18 new terminals, including 11 new terminals in 2022 and intend to open five new terminals during the first part of 2023. There is no assurance that we will be successful at adding new markets or terminals as planned or that such markets or terminals will be profitable. This expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Expansion could cause disruptions in our existing geography or customer service levels or require management to devote excessive time and effort to manage the expansion, which could materially adversely affect our business operations and profitability. Operating in new territories may also increase the possibility of union organizing efforts. A delay between the outlay of expenditures to expand our geographic and network footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could materially adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

We rely heavily on technology to operate our business and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation.

Our ability to attract and retain customers and compete effectively depends upon reliability of our technology network including our ability to provide services that are important to our customers. Any disruption, failure or breach to our technology infrastructure (including technology products and services provided to us for use in our business by outside providers, including software as a service, and cloud-based products and services), including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or other costs. Our cybersecurity and technology infrastructure (including technology products and services provided to us for use in our business by outside providers, including software as a service, and cloud-based products and services) may experience errors, interruptions, delays or damage from a number of causes, including power and internet outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, cloud-based systems, automated systems and technology, including our website, gives rise to cybersecurity risks. The techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract, retain and service customers, damage our reputation and brand, expose us to a loss of information or demand for payment of ransom or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. The Company maintains cybersecurity insurance in the event of an information security or cyber incident; however, the coverage may not be sufficient to cover all financial losses. Disruptions to our technology could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business demands the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems on a regular basis in order for us to meet our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our operating results.

Technology and new market entrants may also disrupt the way we and our competitors operate. We expect our customers to continue to demand more sophisticated systems and technology-driven solutions from their suppliers. If we do not pursue technological advances or engage in innovation, or if the new technology doesn’t yield the results we expect, we may be placed at a competitive disadvantage, lose customers, incur higher costs or fail to meet our growth strategy. A failure to successfully pursue technological advances could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation or the National Labor Relations Board or other federal agencies could issue regulations or administrative changes, which could make it significantly easier for unionization efforts to be successful. Our expansion into new geographic territory, including the Northeast, could increase our overall risk of unionization. There can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The non-union status of Saia is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

The price of new and used revenue equipment may adversely affect our business operations.

Investment in new revenue equipment, including tractors and trailers, is a significant part of our annual capital expenditures. The price of such equipment may increase as a result of inflation, increased demand for or decreased supply of such equipment or because of regulations on newly manufactured tractors, such as regulations issued by the Environmental Protection Agency (EPA) and by various state agencies, particularly the California Air Resources Board (CARB), requiring progressive reductions in exhaust emissions. The regulations have increased prices for tractors and maintenance costs and may continue to do so in the future. In addition, as we purchase new revenue equipment as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry, higher maintenance or operating costs associated with older equipment, as well as adverse economic conditions, can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain for used equipment. If we are unable to sell our used equipment at or above our salvage value, the resulting losses could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

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

Our business could be negatively affected if our suppliers fail to meet their obligations (whether due to financial difficulties or other reasons), increase prices or make other changes in the material terms of our arrangements with them. In addition, we may not be able to find replacement equipment on favorable terms in the event of future supply chain disruptions. Further, production and delivery disruptions and inefficiencies, suspension of operations or comparable impacts involving one or more of our equipment suppliers could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

Capacity and infrastructure constraints could adversely affect service and operating efficiency.

We may experience capacity constraints due to increased demand for transportation services and decaying highway and energy infrastructure. Poor infrastructure conditions and roadway congestion could slow service times, reduce our operating efficiency and increase maintenance expense. Some states have taken infrastructure funding measures into their own hands and have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases. Infrastructure constraints and measures to fund infrastructure improvements could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

We face risks arising from our international business operations and relationships.

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us or subject us to substantial fines. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, anti-corruption law enforcement, the renegotiation of international trade agreements, and imposition of duties, taxes or government royalties imposed by foreign governments.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters caused by climate change.

Our operations are subject to seasonal trends and fluctuations common in the transportation industry, which can impact our revenues and operating results in one or more quarterly periods. Severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, tornadoes or earthquakes could adversely impact our performance by increasing costs, reducing demand, disrupting our operations or the operations of our customers or damaging or destroying our assets, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

The Company and our customers are also vulnerable to the increasing impact of climate change and the potential impact of global warming. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes, tornadoes and other weather-related disasters. Disasters created by extreme weather conditions could reduce the demand for our services, cause significant damage to or destruction of our facilities and equipment or the infrastructure we need to operate, which could result in temporary or long-term closures of our facilities and disruptions to our operations. Damage caused by disasters could cause the

Company to incur significant expense for repair or replacement of damaged or destroyed facilities and equipment and increases in diesel fuel prices and insurance costs. This could also result in loss or damage to employee homes or being unable to relocate key employees. This could result in adverse impact to the available workforce, damage to or destruction of freight and tractors and trailers, cancellation of orders, and breaches of customer contracts leading to reduced revenue. The Company has previously experienced severe weather events, including hurricanes, floods and unseasonal snowstorms. Similar events could disrupt our facilities or operations. The continued impacts of climate change could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

We face risks related to the geographic concentration of our customers.

We have operations throughout the South, Southwest, Midwest, Pacific Northwest, West and Northeast. As a result, changes in the economic climate, consumer trends, market fluctuations or supply shortages could decrease demand for our services in one or more of these regions. For example, the energy sector is important to local economies in several of these regions. If oil and gas market conditions change materially, the demand for our services in these regions could be impacted significantly. Adverse market conditions in one or more of these regions could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2022 were approximately $365.5 million inclusive of equipment acquired with finance leases. Additionally, we anticipate net capital expenditures in 2023 in excess of $400 million, subject to the ongoing evaluation of market conditions. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our tractors and trailers for longer periods prior to replacement, possibly increasing our maintenance costs. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our credit agreement contains financial and other restrictive covenants and we may be unable to comply with these covenants. A default could cause a material adverse effect on our business.

We must maintain certain financial and other restrictive covenants under our credit agreement, including among others, a maximum consolidated net lease adjusted leverage ratio. If we fail to comply with any of the covenants under our credit agreement, we will be in default under the agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the financing arrangement, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs and declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may have to issue securities which would dilute stock ownership. Even if new financing is made available to us, it may not be available on acceptable terms. A default under our credit agreement could cause a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reported periods. If our underlying estimates and assumptions prove to be incorrect or if events occur that require us to revise our previous estimates or assumptions, our financial condition and results of operations may be materially and adversely affected.

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

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as a result of higher inflation and as economic conditions improve. We may experience unusual employee turnover by our drivers, dockworkers, maintenance employees and other personnel that would result in operational deterioration. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages, or reduce our operations and face difficulty meeting customer demands, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

An increase in the cost of healthcare benefits could have a negative impact on our business.

We maintain and sponsor very competitive health insurance and other benefits for our employees and their dependents to attract and retain our employees. We cannot predict the impact that federal or state healthcare legislation or regulation could have on our operations, but it is possible that healthcare benefits and administration costs could become increasingly cost prohibitive, either forcing us to reduce our benefits program (making it more difficult to attract and retain qualified employees) or require us to pay the higher costs. Either outcome could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Our business depends in part on our strong reputation.

We believe that Saia’s corporate reputation is a valuable asset. As use of social media becomes more prevalent, our susceptibility to risks related to adverse publicity, whether or not justified, increases. The immediacy of certain social media outlets precludes us from having real-time control over postings related to Saia, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity for which we, like our competitors, do not have the ability to reverse. This unfavorable publicity could result in damage to our reputation and therefore materially adversely impact our operations and profitability.

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

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, workers’ compensation claims, federal and state labor and employment law claims, securities claims, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have completely stopped offering coverage to trucking companies, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settle claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The engines in our newer tractors are subject to emissions-control regulations that could substantially increase operating expenses and future regulations concerning emissions or fuel-efficiency may have a material adverse impact on our business.

Tractor engines that comply with the EPA emission-control design requirements have generally been less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset resulting increases in fuel expenses or maintenance costs with higher freight rates or improved fuel economy, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

In 2021, the EPA announced a series of regulations to be implemented to decrease emissions from new heavy-duty vehicles including the Clean Trucks Plan. In December 2022, the EPA finalized new stringent emission standards to reduce nitrogen oxides and also establish new standards for greenhouse gas emissions from heavy-duty engines under the Clean Trucks Plan. The EPA intends to propose further regulation under the Clean Trucks Plan in 2023. In December 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks. Future strengthening of EPA, CARB or other federal or state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. CARB’s Advanced Clean Truck regulation is designed to ensure that zero-emission vehicles are brought to market in California. That regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales starting with model year 2024. By 2035, zero-emission truck/chassis sales must account for 40% of truck tractor sales in the state. CARB has also proposed the Advanced Clean Fleets regulation that would mandate that operators of 50 or more trucks must operate fleets comprised of an increasing percentage of zero-emission vehicles. As proposed, the phase-in period would be from 2027 to 2045, depending on the class of vehicle.

While CARB’s Advanced Clean Truck regulation and proposed Advanced Clean Fleets regulation may permit companies to seek exemptions or relief, there are no assurances that relief from either regulation will be obtained. At this point, there are virtually no zero-emissions vehicles widely available that are suitable replacements for current technology used in less-than-truckload operations. In addition, there does not appear to be sufficient infrastructure in place to support an electric vehicle fleet operation throughout our current terminal network. If zero-emission vehicles are not available or not commercially viable for the less-than-truckload market, we may be required to modify or curtail our operations in California. During any transition to zero-emission trucks, due to the mandates on manufacturers limiting diesel engine sales, we may be forced to continue using older model diesel trucks that may require higher maintenance costs or be less reliable. The transition to utilizing zero-emission vehicles could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated and highly taxed industry. Costs of compliance with or liability for violation of existing or future regulations may adversely affect our business.

The Department of Transportation (DOT) and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We may also become subject to new or more restrictive regulations imposed by the DOT, the Occupational Safety and Health Administration, the Food and Drug Administration or other authorities relating to engine exhaust emissions, safety performance and measurements, driver hours of service, drug and alcohol testing, food safety, security, ergonomics, as well as other unforeseen matters. Compliance with such regulations could substantially impair equipment productivity and increase our costs.

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

The Company's operations are subject to a variety of other federal, state and local laws and regulations, including labor and employment, wage and hour and employee benefit laws and regulations, tax, environmental, health and safety, data privacy, anti-trust and securities laws and regulations. Compliance with these laws and regulations in onerous and expensive. New and changing laws and regulations can adversely affect the Company's business by increasing costs and requiring changes to the Company's business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. The Company has implemented policies and procedures designed to ensure compliance but there can be no assurance the Company's employees, contractors or agents will not violate such laws and regulations or the Company's policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company's business, reputation, results of operations and financial condition.

We may incur unforeseen costs from new and existing data privacy laws.

Our business is subject to increased legislative and regulatory efforts regarding data protection and transparency in how data is used and stored. State governments have enacted data protection laws, including the State of California’s California Consumer Privacy Act of 2018 as amended and extended by the California Privacy Rights Act in November of 2020. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with the new data protection laws may increase our compliance costs or require alterations to our data handling practices. The increasing scope and complexity and the uncertainty of the interpretation and enforcement of these laws create regulatory risk. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, financial condition, results of operations, liquidity and cash flows.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future regulations could have a material adverse effect on our business and operations.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal, and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances can occur and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

In addition, there is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. As these climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus may result in new legislation, taxes, regulations and customer requirements, such as limits on vehicle weight and size and restrictions on GHG emissions, which could negatively affect us. In addition, several states, including states where we conduct business, are considering various GHG registration and reduction programs. The EPA could also decide to further regulate GHG emissions. These regulations could increase the costs of replacing and maintaining tractors, cause us to incur additional taxes, direct costs and capital expenditures to make changes to our operations in order to comply with any new regulations and customer requirements. The regulations could also cause delays in our operations if they require the Company to be subject to a maximum emissions allowance and could result in losses to our revenue. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions. If we receive unacceptable CSA scores, our relationships with our customers or our reputation could be damaged, which could result in decreased demand for our services. The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. While the ultimate impact of CSA is not fully known, it is possible that future CSA rulemaking could adversely impact our ability to attract and retain drivers which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Our business may be adversely impacted by potential future changes in accounting and financial practices.

Future changes in accounting standards or practices, and related legal and regulatory interpretations of those changes, may adversely impact public companies in general, the transportation industry or our operations specifically. New accounting standards or requirements could change the way we record revenues, expenses, assets and/or liabilities or could be costly to implement. These types of standards, practices and regulations could have a material adverse impact on our financial position, results of operations, liquidity and cash flows.

Other Risks

The Company's business, results of operations, financial condition and stock price have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic and the measures taken by many governments in response have adversely affected and could in the future materially adversely impact the Company's business, results of operations, financial condition and stock price. The Company continues to monitor the situation and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent to which the COVID-19 pandemic may impact the Company’s operational and financial performance remains uncertain and will depend on many factors outside the Company’s control, including the timing, extent and duration of the pandemic, the emergence of new variants, the development, availability, distribution and effectiveness of vaccines and treatments, the imposition of protective public safety measures, and the impact of the pandemic on the global economy and demand for products and services. Additional future impacts on the Company may include material adverse effects on demand for the Company’s services, supply chain disruptions, the Company’s ability to execute its operating and strategic plans, and the Company’s profitability and cost structure.

To the extent the COVID-19 pandemic adversely affects the Company’s business, results of operations, financial condition and stock price, it may also have the effect of heightening many of the other risks described in this Part I, Item1A of this Form 10-K.

The conflict between Russia and Ukraine could adversely impact our business and financial results.

The consequences of the Russia-Ukraine conflict such as embargoes, regional instability, geopolitical shift, access to natural gas, higher energy prices, potential retaliatory action by the Russian government, including nationalization of foreign businesses, increased tensions between the U.S. and other countries, and the extent of the conflict’s effect on the global economy, cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Further deterioration in relations involving China and Taiwan could adversely impact our business and financial results.

The People’s Republic of China, or PRC, asserts sovereignty over all of China, including Taiwan, certain other islands, and all of mainland China. The PRC government does not recognize the legitimacy of the Taiwan government and has indicated that it may use military force to gain control over Taiwan in certain circumstances, such as the declaration of independence by Taiwan. There is also a risk that the PRC government may unilaterally seek to occupy Taiwan by force without a clear triggering event. Any such event could cause significant disruption to global economic activity and supply chains and significant volatility and disruption of global financial markets which could materially adversely affect our financial condition, results of operation, liquidity and cash flows.

We are subject to increasing investor and customer sensitivity to social and sustainability issues and our failure to address these issues could impact the price of our stock and the demand for our services.

Investors and customers are increasingly focused on non-financial factors when evaluating and selecting investments and companies with which to do business, the effect of which is demonstrated by the growth of Environmental, Social & Governance (ESG) metrics. This focus is rapidly growing and evolving. Despite our efforts to adapt to and address these concerns, our Company’s efforts may be insufficient and our industry may be generally disfavored by the investing community at large. Due to the rapid evolution of tracking scorecards in sustainable investing, it is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors and customers. As a result, investors may choose not to purchase our stock, which may result in a general decline in the market price for our shares, and customers may elect not to do business with us, which would reduce our revenues. It is possible the increasing focus on social and sustainability matters could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Our Restated Certificate of Incorporation and By-laws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of the Company. Such provisions include, for example, a prohibition on stockholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors, limitations on who may call special stockholder meetings, and advance notice procedures for stockholder proposals and nominations to the Board of Directors. These provisions may inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

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

Weakness or a loss of confidence in the financial markets could cause a decline in our share price and cause broader economic downturns. An economic downturn could lower demand for our services, decrease the price we can charge for our services, increase the incidence of customers’ inability to pay their accounts, or increase insolvency of our customers, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Disruptions in the credit markets, including in the availability and cost of short-term funds for liquidity and letter of credit requirements, may adversely affect our business and our ability to meet long-term commitments.

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
•
Actions by government regulators;
•
Litigation involving our company, our industry or both;
•
News reports or trends, concerns and other issues related to us or our industry, including changes in regulations; and
•
Other factors described in this “Risk Factors” section.

Our stock price, financial condition, results of operations, liquidity and cash flows could be materially adversely affected by an unfavorable outcome resulting from these risks and uncertainties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Saia is headquartered in Johns Creek, Georgia and has additional general offices in Houma, Louisiana, Boise, Idaho and Dallas, Texas. At December 31, 2022, Saia owned 98 service facilities, including the Houma, Louisiana general office, and leased 93 service facilities, including the Johns Creek, Georgia corporate office and the Boise, Idaho general office. Saia owns 51 percent of its service facilities, accounting for 62 percent of its door capacity. This mix follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2022, Saia owned approximately 6,200 tractors and 20,800 trailers, inclusive of equipment acquired with finance leases.

At December 31, 2022, the Company had pledged certain land and structures, tractors and trailers, accounts receivable and other assets to secure the Company’s obligations under its revolving credit agreement. All terminals shown in the table below as owned by the Company were subject to liens pursuant to the revolving credit agreement, except where noted. On February 3, 2023, the Company entered into a new unsecured credit agreement that replaced the prior agreement. As a result, these liens were terminated at such date. See “Financial Condition, Liquidity and Capital Resources” under Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information about these credit agreements.

Top 20 Saia Terminals by Number of Doors at December 31, 2022

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	217
Memphis, TN	Own	200
Dallas, TX	Own	174
Fontana, CA	Own	162
Chicago, IL	Lease	153
Indianapolis, IN (1)	Own	147
Garland, TX	Own	145
Harrisburg, PA (1)	Own	130
Phoenix, AZ (1)	Own	121
Nashville, TN	Own	116
Cleveland, OH	Lease	115
Charlotte, NC	Own	108
Kansas City, MO (1)	Own	102
Newburgh, NY	Lease	101
Newark, NJ	Lease	101
Grayslake, IL (1)	Own	100
St. Louis, MO (1)	Own	99
Toledo, OH	Own	96
Philadelphia, PA	Lease	90

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

Stockholders

As of January 31, 2023, there were 818 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends was restricted under the Company's previous credit agreement and remains restricted under the credit agreement entered into on February 3, 2023. See Note 2 of the accompanying audited consolidated financial statements for more information on the credit agreements.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2022 through
October 31, 2022	—	(2)	$—	(2)	—	$—
November 1, 2022 through
November 30, 2022	—	(3)	$—	(3)	—	$—
December 1, 2022 through
December 31, 2022	390	(4)	$214.88	(4)	—	$—
Total	390				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of October 1, 2022 through October 31, 2022.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 480 shares of Saia stock at an average price of $248.45 during the period of November 1, 2022 through November 30, 2022.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 506 shares of Saia stock at an average price of $219.66 per share on the open market during the period of December 1, 2022 through December 31, 2022.

Performance Graph

The graph below compares the cumulative five year total stockholder return on Saia, Inc. common stock relative to the cumulative total stockholder returns of the Russell 2000 index, the NASDAQ Transportation index and two customized peer groups of eleven companies each, which individual companies are listed below. The Company modified the peer group in 2022 to maintain the comparability of peers as measured by total revenue and/or market capitalization.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2017 and its relative performance is tracked through December 31, 2022.

Companies included in the 2021 peer group are: ArcBest Corp., Covenant Logistics Group Inc., Heartland Express Inc., J. B. Hunt Transport Services Inc., Knight-Swift Transportation Holdings Inc., Marten Transport Ltd., Old Dominion Freight Line Inc., Pam Transportation Services Inc., Saia Inc., Werner Enterprises Inc. and Yellow Corp.

Companies included in the 2022 peer group are: ArcBest Corp., Hub Group Inc., J B Hunt Transport Services Inc., Knight-Swift Transportation Holdings Inc., Landstar System Inc., Old Dominion Freight Line Inc., Saia Inc., Schneider National Inc., TFI International Inc., Werner Enterprises Inc. and XPO Inc.

Cumulative Total Return

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Saia, Inc.	$100.00	$78.90	$131.62	$255.55	$476.37	$296.37
Russell 2000	100.00	88.99	111.70	134.00	153.85	122.41
NASDAQ Transportation	100.00	84.30	103.87	110.40	125.06	101.32
2021 Peer Group	100.00	79.44	110.82	148.81	248.46	199.31
2022 Peer Group	100.00	79.89	109.75	148.44	244.65	200.20

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2022 and 2021 results and year-to-year comparisons between 2022 and 2021. Discussions of our 2020 results and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 23, 2022.

Cautionary Note Regarding Forward-Looking Statements

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
•
cost and availability of qualified drivers, dock workers, mechanics and other employees, purchased transportation and fuel;
•
inflationary increases in operating expenses and corresponding reductions of profitability;
•
cost and availability of diesel fuel and fuel surcharges;
•
cost and availability of insurance coverage and claims expenses and other expense volatility, including for personal injury, cargo loss and damage, workers’ compensation, employment and group health plan claims;
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

•
inaccuracies and changes to estimates and assumptions used in preparing our financial statements;
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
•
widespread outbreak of an illness or any other communicable disease, including the COVID-19 pandemic;
•
the conflict between Russia and Ukraine;
•
relations between China and Taiwan;
•
increasing investor and customer sensitivity to social and sustainability issues, including climate change;
•
provisions in our governing documents and Delaware law that may have anti-takeover effects;
•
issuances of equity that would dilute stock ownership;
•
weakness, disruption or loss of confidence in financial or credit markets; and
•
other financial, operational and legal risks and uncertainties detailed from time to time in the Company’s SEC filings.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to pursue geographic and terminal expansion to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as we work towards improving customer experience, operational efficiencies and Company image.

Overview.

The Company’s operating revenue increased by 22.0 percent in 2022 compared to 2021. The increase resulted primarily from pricing actions, including a 7.5 percent general rate increase taken on January 24, 2022, for customers subject to general rate increases, in addition to an increase in fuel surcharge revenue and improvements in mix of business.

Consolidated operating income was $470.5 million for 2022 compared to $335.1 million in 2021. The increase in 2022 operating income resulted primarily from pricing actions and fuel margin, partially offset by salary and wage increases, higher purchased transportation costs, higher vehicle maintenance costs and increased depreciation expense.

The Company generated $473.0 million in net cash provided by operating activities in 2022 versus $382.6 million in 2021. The Company used $365.5 million of net cash in investing activities during 2022 compared to $277.8 million during 2021.

At December 31, 2022 the Company was party to a credit agreement with a banking group that provided for a $300 million line of credit with a term ending February 2024. The credit agreement also had an accordion feature that allowed for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The credit agreement provided for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement. On February 3, 2023, the Company entered into a new unsecured credit agreement with its banking group that replaced the prior agreement. Among other items, the new credit facility maintains the size of the previous line of credit of $300 million, expands the accordion feature to $150 million and extends the maturity to a term ending February 2028. See Note 2 of the accompanying audited Consolidated Financial Statements for more information on the credit agreements.

The Company used $26.7 million of net cash in financing activities during 2022 compared to $23.5 million of net cash used in financing activities during 2021. The Company had zero net borrowings under its revolving credit facility during 2022 and 2021 and made scheduled principal payments for finance lease obligations of $19.5 million during 2022. Outstanding letters of credit were $33.0 million and the Company had cash and cash equivalents of $187.4 million as of December 31, 2022. The Company had $268.8 million in remaining availability under its revolving credit facility and $31.0 million in obligations under finance leases at December 31, 2022. The Company was in compliance with the debt covenants under its debt agreements at December 31, 2022. See “Financial Condition, Liquidity and Capital Resources” for a more complete discussion of these agreements.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While more than 96% of its revenue is derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across the United States.

Our business is highly correlated to non-service sectors of the general economy. Our business also is impacted by a number of other factors as discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2022, 2021 and 2020

(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)

				Percent
				Variance
	2022	2021	2020	'22 v. '21	'21 v. '20

Operating Revenue	$2,792,057	$2,288,704	$1,822,366	22.0%	25.6%
Operating Expenses:
Salaries, wages and employees’ benefits	1,169,539	1,063,703	963,260	9.9	10.4
Purchased transportation	315,896	249,710	141,369	26.5	76.6
Fuel and other operating expenses	678,931	498,450	402,761	36.2	23.8
Depreciation and amortization	157,203	141,700	134,655	10.9	5.2
Operating Income	470,488	335,141	180,321	40.4	85.9
Operating Ratio	83.1%	85.4%	90.1%
Non-operating Expenses, Net	2,440	2,368	4,043	3.0	(41.4)
Working Capital (as of December 31, 2022, 2021 and 2020)	256,801	94,907	(4,058)
Net Acquisitions of Property and Equipment	365,512	277,348	218,817
Saia LTL Freight Operating Statistics:
Workdays	253	252	254
LTL Tonnage	5,473	5,401	4,842	1.3	11.5
LTL Shipments	7,697	7,730	7,371	(0.4)	4.9
LTL Revenue per hundredweight	$24.70	$20.68	$18.33	19.4	12.8
LTL Revenue per shipment	$351.27	$289.00	$240.86	21.5	20.0
LTL Pounds per shipment	1,422	1,397	1,314	1.8	6.3
LTL Length of haul	904	913	879	(1.0)	3.9

Year ended December 31, 2022 as compared to year ended December 31, 2021

Revenue and volume

Consolidated revenue increased 22.0 percent to $2.8 billion primarily as a result of pricing actions, increased fuel surcharge revenue and improvements in mix of business. Favorable economic conditions, along with improved customer service and targeted marketing initiatives, have positively impacted the Company's ability to implement measured pricing actions to improve yield. As a result of these increased rates, Saia’s LTL revenue per hundredweight (a measure of yield) increased 19.4 percent to $24.70 for 2022. Saia’s LTL tonnage also increased 0.9 percent per workday while LTL shipments decreased 0.8 percent per workday for 2022. Overall LTL revenue per shipment increased 21.5 percent in 2022 due to the yield improvements discussed above. Additionally, LTL weight per shipment increased 1.8 percent during 2022. For 2022 and 2021, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented a 7.5 percent general rate increase on January 24, 2022. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. This program is designed to reduce the Company’s exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue increased to 19.9 percent of operating revenue in 2022 compared to 14.0 percent in 2021 primarily as a result of increases in the cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $470.5 million in 2022 compared to $335.1 million in 2021. In summary, these results were favorably impacted by pricing actions and fuel margin, partially offset by salary and wage increases, higher purchased transportation costs, higher vehicle maintenance costs and increased depreciation expense. The 2022 operating ratio (operating expenses divided by operating revenue) improved to 83.1 percent as compared to 85.4 percent in 2021.

Salaries, wages and employees’ benefits expense increased $105.8 million in 2022 compared to 2021 largely due to increased head count to support ongoing business growth and network expansion. Additionally, in July 2022 the Company implemented a salary and wage increase of approximately 4.3 percent. Purchased transportation expense increased $66.2 million in 2022 compared to 2021 primarily due to higher rates for purchased miles during 2022. Fuel and other operating expenses increased by $180.5 million primarily driven by increases in underlying diesel fuel prices and miles driven and increased maintenance spend to ensure fleet availability to meet customer demand. In addition, claims and insurance expense in 2022 was $4.7 million lower than 2021 largely due to positive claims development and settlements in 2022. The Company can experience volatility in accident expense as a result of its self-insurance structure. Depreciation and amortization expense increased $15.5 million in 2022 compared to 2021 primarily due to revenue equipment, real estate and technology investments.

Other

Substantially all non-operating expenses represent interest expense. Interest expense in 2022 was $0.6 million less than 2021 due to decreased average borrowings in 2022. The effective income tax rate was 23.6 percent and 23.9 percent for the years ended December 31, 2022 and 2021, respectively.

Working capital

Working capital at December 31, 2022 was $256.8 million compared to $94.9 million at December 31, 2021. This increase is primarily due to an increase in cash and cash equivalents and income tax receivable and decreases in accounts payable. Cash flows from operating activities were $473.0 million for 2022 versus $382.6 million for 2021 largely driven by increased profitability. For 2022, net cash used in investing activities was $365.5 million versus $277.8 million in 2021 primarily due to increased capital expenditures for revenue equipment, real estate and technology during 2022. Net cash used in financing activities was $26.7 million in 2022 versus $23.5 million in 2021 as a result of equity based compensation shares withheld for taxes, partially offset by increased proceeds from stock option exercises during 2022.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including strength of the economy, inflation, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our geographic and terminal network, as well as pricing and yield management. On January 30, 2023 and January 24, 2022 Saia implemented 6.5 and 7.5 percent general rate increases, respectively, for customers comprising approximately 25 percent of Saia’s operating revenue. The extent of success of this revenue initiative is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective July 2022, the Company implemented a salary and wage increase of approximately 4.3 percent for all of its employees. The total cost of the compensation increases is expected to be approximately $32.2 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company builds market share, including through its geographic and terminal expansion, it expects there to be numerous operating leverage cost benefits. Conversely, should the economy continue to soften, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and purchased transportation, diesel fuel and insurance costs and inflation.

See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially adversely affect our financial condition, results of operation, cash flows and prospects.

Financial Condition, Liquidity and Capital Resources

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Credit Agreements

At December 31, 2022 the Company was party to a credit agreement with a banking group that provided for a $300 million line of credit with a term ending February 2024. This credit agreement also had an accordion feature that allowed for an additional $100 million availability, subject to certain conditions and availability of lender commitments. This credit agreement provided for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement. At December 31, 2022 and 2021, the Company had no borrowings outstanding under its credit agreement and outstanding letters of credit of $31.2 million and $29.3 million, respectively, under the credit agreement.

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated its previous credit agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions, for a total borrowing capacity of up to $450 million. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. See Note 2 of the accompanying audited Consolidated Financial Statements for more information on the credit agreements.

Finance Leases

The Company is obligated under finance leases with seven-year terms for revenue equipment totaling $31.0 million and $50.4 million as of December 31, 2022 and 2021, respectively. Amortization of assets held under the finance leases is included in depreciation expense. The weighted average interest rates for the finance leases at December 31, 2022 and 2021 were 3.74% and 3.55%, respectively.

Cash Flows and Expenditures

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its revolving credit agreement, which was $268.8 million at December 31, 2022. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2022.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2023 are expected to exceed $400 million, subject to ongoing evaluation of market conditions, compared to 2022 net capital expenditures of $365.5 million. Projected 2023 capital expenditures include a normal replacement cycle of revenue equipment and technology investments for our operations. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives.

See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Net capital expenditures, inclusive of equipment acquired using finance leases, are summarized in the following table (in millions):

	Years ended
	2022	2021	2020
Land and structures:
Additions	$163.5	$124.8	$75.0
Sales	—	(6.0)	(5.9)
Revenue equipment, net	168.6	130.0	131.9
Technology and other	33.4	28.5	17.8

Total	$365.5	$277.3	$218.8

In addition to the amounts disclosed in the table above, the Company had an additional $19.5 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2022.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s line of credit. Total contractual obligations for operating leases at December 31, 2022 totaled $141.2 million. This includes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $32.5 million at December 31, 2022, which include both principal and interest components. Purchase obligations at December 31, 2022 were $118.9 million. For further information see the Notes to the accompanying audited Consolidated Financial Statements in this Form 10-K. As of December 31, 2022 there was no outstanding principal balance under the credit agreement.

Other commercial commitments of the Company typically include necessary letters of credit and surety bonds required for collateral under insurance agreements, and the outstanding available line of credit. As of December 31,

2022 the Company had total outstanding letters of credit of $33.0 million and $73.7 million in surety bonds. Additionally, the Company had $268.8 million available under its credit facility at December 31, 2022.

In addition to any principal amounts disclosed, the Company has interest obligations of approximately $2.0 million for 2023 and decreasing for each year thereafter, based on borrowings and commitments outstanding at December 31, 2022.

The Company has accrued approximately $3.9 million for uncertain tax positions and accrued interest and penalties of $0.4 million related to the uncertain tax positions as of December 31, 2022.

At December 31, 2022, the Company has $105.9 million accrued for claims, insurance and other liabilities.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•
Claims and Insurance Accruals.
o
Description: The Company is self-insured for portions of workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health claims.
o
Judgments and Uncertainties: Claims and insurance accruals for these claims are established by management based on estimates of losses that the Company will ultimately incur on reported claims and on claims that have been incurred but not yet reported. Accruals are calculated on reported claims based on an evaluation of the nature and severity of the claim, historical loss experience and on legal, economic and other factors. Actuarial analysis is also used in calculating the accrual for workers’ compensation and bodily injury and property damage claims.
o
Sensitivity of Estimate to Change: These accruals could be significantly affected if the actual costs of these claims differ from the estimates and assumptions used to establish the accruals. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These accruals have been reasonably accurate over time; however, changes to estimates and assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in these accruals. A 100 basis point change in our loss development factors would result in an immaterial change in the claims and insurance accruals. There have been no material changes in the development factor for the year ended December 31, 2022.
•
Revenue Recognition and Related Allowances.
o
Description: Revenue is recognized over the transit time of the shipment as it moves from origin to destination while expenses are recognized as incurred. Estimates included in the recognition of revenue and accounts receivable include estimates related to shipments in transit and estimates of future adjustments to revenue and accounts receivable for billing adjustments and collectability.
o
Judgments and Uncertainties: Revenue is recognized in a systematic process whereby estimates related to shipments in transit are based upon actual bills of lading received near period end and the estimated percentage of completion of the service at period end. Estimates for credit losses and billing adjustments are based upon historical experience. Billing adjustments are primarily made for discounts and billing corrections.
o
Sensitivity of Estimate to Change: Since the cycle for pick-up and delivery of shipments is generally one to five days, typically less than five percent of a total month’s revenue is in transit at the end of any month. Estimates included in the recognition of revenue and accounts receivable are continuously evaluated and updated; however, changes in economic conditions, customer creditworthiness, pricing arrangements and other factors may significantly impact these estimates.
•
Depreciation of Assets.

o
Description: Under the Company’s accounting policy for property and equipment, management establishes depreciable lives and salvage values for the Company’s revenue equipment (tractors and trailers) based on their estimated useful lives and estimated residual values to be received when the equipment is sold or traded in. These estimates are routinely evaluated and updated when circumstances warrant.
o
Judgments and Uncertainties: Selecting the appropriate accounting method for depreciation requires management judgment, as there are multiple acceptable methods that are in accordance with U.S generally accepted accounting principles, including straight-line, declining-balance, and sum-of-the-years' digits. The Company depreciates property and equipment on straight-line and declining-balance bases over the estimated useful lives of the assets. The Company believes these methods properly spread the costs over the useful lives of the assets. Factors affecting estimated useful lives and residual values of property and equipment may include estimating loss, damage, obsolescence, and Company policies around maintenance and asset replacement.
o
Sensitivity of Estimate to Change: Actual useful lives and residual values could differ from these assumptions based on market conditions and other factors, thereby impacting the estimated amount or timing of depreciation expense. There have been no material effects of changes to judgments related to depreciation expense for the year ended December 31, 2022.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and diesel fuel prices. The detail of the Company’s debt structure is more fully described in the Notes to the audited Consolidated Financial Statements set forth in this Form 10-K. To help mitigate our exposure to rising diesel fuel prices, the Company has an established fuel surcharge program.

The following table provides information about the Company’s debt as of December 31, 2022. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two in the fair value hierarchy, respectively. The fair value of the finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						As of December 31, 2022
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$14.5	$10.2	$5.3	$1.0	$—	$—	$31.0	$31.2
Average interest rate	3.7%	3.7%	3.7%	3.7%	—	—

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $45.5 million, and claims, insurance, and other (non-current) of $60.4 million, as of December 31, 2022.

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

February 23, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 23, 2023

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2021

ASSETS
Current Assets:
Cash and cash equivalents	$187,390	$106,588
Accounts receivable, less allowances of $5,804 in 2022 and $5,530 in 2021	290,306	276,755
Prepaid expenses	22,525	20,329
Income tax receivable	23,438	-
Other current assets	7,227	12,583
Total current assets	530,886	416,255
Property and Equipment, at cost	2,478,824	2,144,528
Less-accumulated depreciation and amortization	996,204	864,074
Net property and equipment	1,482,620	1,280,454
Operating Lease Right-of-Use Assets	120,455	107,781
Goodwill and Identifiable Intangibles, net	18,149	19,157
Other Noncurrent Assets	22,600	21,603
Total assets	$2,174,710	$1,845,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$99,792	$114,010
Wages, vacation and employees’ benefits	66,684	73,109
Claims and insurance accruals	45,481	54,717
Other current liabilities	22,684	38,551
Current portion of long-term debt	14,519	19,396
Current portion of operating lease liability	24,925	21,565
Total current liabilities	274,085	321,348
Other Liabilities:
Long-term debt, less current portion	16,489	31,008
Operating lease liability, less current portion	98,581	88,409
Deferred income taxes	145,771	124,137
Claims, insurance and other	60,443	60,015
Total other liabilities	321,284	303,569

Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,464,197 and 26,336,589 shares issued and outstanding at December 31, 2022 and 2021, respectively	26	26
Additional paid-in-capital	277,366	274,633
Deferred compensation trust, 69,982 and 94,627 shares of common stock at cost at December 31, 2022 and 2021, respectively	(5,248)	(4,101)
Retained earnings	1,307,197	949,775
Total stockholders’ equity	1,579,341	1,220,333
Total liabilities and stockholders’ equity	$2,174,710	$1,845,250

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

(in thousands, except per share data)

	2022	2021	2020

Operating Revenue	$2,792,057	$2,288,704	$1,822,366
Operating Expenses:
Salaries, wages and employees’ benefits	1,169,539	1,063,703	963,260
Purchased transportation	315,896	249,710	141,369
Fuel, operating expenses and supplies	558,456	381,904	299,234
Operating taxes and licenses	63,824	59,095	56,294
Claims and insurance	56,601	61,345	49,761
Depreciation and amortization	157,203	141,700	134,655
Operating (gains) losses, net	50	(3,894)	(2,528)
Total operating expenses	2,321,569	1,953,563	1,642,045
Operating Income	470,488	335,141	180,321
Non-operating Expenses (Income):
Interest expense	2,611	3,212	5,177
Other, net	(171)	(844)	(1,134)
Non-operating expenses, net	2,440	2,368	4,043
Income Before Income Taxes	468,048	332,773	176,278
Income Tax Expense	110,626	79,538	37,938
Net Income	$357,422	$253,235	$138,340

Weighted average common shares outstanding – basic	26,520	26,322	26,140
Weighted average common shares outstanding – diluted	26,674	26,707	26,592

Basic Earnings Per Share	$13.48	$9.62	$5.29
Diluted Earnings Per Share	$13.40	$9.48	$5.20

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2022, 2021 and 2020

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
BALANCE at December 31, 2019	25,937	$26	$260,871	$(3,871)	$558,200	$815,226
Stock compensation, including options and long-term incentives	—	—	6,306	—	—	6,306
Director deferred share activity	132	—	1,230	—	—	1,230
Exercise of stock options less shares withheld for taxes	108	—	3,786	—	—	3,786
Shares issued for long-term incentive awards, net of shares withheld for taxes	59	—	(3,600)	—	—	(3,600)
Purchase of shares by Deferred Compensation Trust	—	—	1,275	(1,275)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(2,202)	2,202	—	—
Net income	—	—	—	—	138,340	138,340

BALANCE at December 31, 2020	26,236	26	267,666	(2,944)	696,540	961,288
Stock compensation, including options and long-term incentives	—	—	7,245	—	—	7,245
Director deferred share activity	2	—	1,458	—	—	1,458
Exercise of stock options less shares withheld for taxes	47	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	52	—	(6,571)	—	—	(6,571)
Purchase of shares by Deferred Compensation Trust	—	—	1,268	(1,268)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(111)	111	—	—
Net income	—	—	—	—	253,235	253,235

BALANCE at December 31, 2021	26,337	26	274,633	(4,101)	949,775	1,220,333
Stock compensation, including options and long-term incentives	—	—	7,657	—	—	7,657
Director deferred share activity	2	—	1,170	—	—	1,170
Exercise of stock options less shares withheld for taxes	62	—	4,511	—	—	4,511
Shares issued for long-term incentive awards, net of shares withheld for taxes	63	—	(11,752)	—	—	(11,752)
Purchase of shares by Deferred Compensation Trust	—	—	3,254	(3,254)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(2,107)	2,107	—	—
Net income	—	—	—	—	357,422	357,422

BALANCE at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

(in thousands)

	2022	2021	2020

Operating Activities:
Net income	$357,422	$253,235	$138,340
Noncash items included in net income:
Depreciation and amortization	157,203	141,700	134,655
Provision for doubtful accounts	3,074	3,559	4,271
Deferred income taxes	21,634	4,319	8,263
Loss (gain) from property disposals, net	50	(3,894)	(2,528)
Stock-based compensation	8,827	8,703	7,536
Changes in operating assets and liabilities:
Accounts receivable	(16,624)	(63,415)	(25,051)
Accounts payable	(9,523)	16,729	5,772
Other, net	(49,037)	21,656	37,887
Net cash provided by operating activities	473,026	382,592	309,145
Investing Activities:
Acquisition of property and equipment	(367,429)	(285,746)	(231,142)
Proceeds from disposal of property and equipment	1,917	8,398	12,325
Investment in equity securities	-	(500)	-
Net cash used in investing activities	(365,512)	(277,848)	(218,817)
Financing Activities:
Repayment of revolving credit agreement	(1,000)	(43,175)	(369,001)
Borrowing of revolving credit agreement	1,000	43,175	323,072
Proceeds from stock option exercises	4,511	3,678	3,786
Shares withheld for taxes	(11,752)	(6,571)	(3,600)
Repayment of finance leases	(19,471)	(20,571)	(19,525)
Net cash used in financing activities	(26,712)	(23,464)	(65,268)
Net Increase in Cash and Cash Equivalents	80,802	81,280	25,060
Cash and cash equivalents, beginning of year	106,588	25,308	248
Cash and cash equivalents, end of year	$187,390	$106,588	$25,308

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022, 2021 and 2020

1. Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc., and its subsidiaries (Saia or the Company), is headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (LTL) motor carrier with more than 96% of its revenue derived from transporting LTL shipments for customers. In addition to the core LTL services provided in 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across the United States.

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

Use of Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Areas where the nature of the estimate makes it reasonably possible that actual results could materially differ from amounts estimated include: revenue reserves; self-insurance accruals; long-term incentive compensation; tax liabilities; loss contingencies; litigation claims; and impairment assessments on long-lived assets and goodwill.

Accounting Pronouncements Adopted in 2021

In 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The Company adopted the standard effective January 1, 2021 and, upon adoption, this standard did not have a material impact on its consolidated financial statements or related disclosures.

Summary of Accounting Policies

Significant accounting policies and practices used in the preparation of the accompanying consolidated financial statements are as follows:

Cash and Cash Equivalents and Checks Outstanding: Cash and cash equivalents includes cash on hand and short term marketable securities with original maturities of three months or less.

Spare Parts, Fuel and Operating Supplies: Spare parts, fuel and operating supplies on hand are carried at average cost and are included in other current assets on the accompanying consolidated balance sheets.

Property and Equipment: Property and equipment are carried at cost less accumulated depreciation. Replacements and improvements that extend the useful life of an asset are capitalized, while repairs and maintenance that do not improve or extend the lives of the respective assets are charged to expense as incurred. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of assets may not be recoverable.

Depreciation is computed using the straight-line method, except for tractors (included in revenue equipment) for which the declining-balance method is used. The following service lives are used to compute depreciation:

Years
Structures	20 to 25
Revenue equipment	6 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2022	2021
Land	$191,057	$159,309
Structures	638,180	521,578
Revenue equipment	1,340,761	1,196,000
Technology equipment and software	187,333	161,791
Other	121,493	105,850

Total property and equipment, at cost	$2,478,824	$2,144,528

The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization expense (including amortization of assets under finance leases) was $156.2 million, $140.5 million and $133.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, trailers acquired under finance leases had a gross carrying value of $137.9 million and accumulated amortization of $58.7 million. At December 31, 2021, trailers acquired under finance leases had a gross carrying value of $137.9 million and accumulated amortization of $49.4 million.

Claims and Insurance Accruals: The Company maintains a significant amount of insurance coverage with third-party insurance carriers that provides various levels of protection for covered risk exposure, including in the areas of workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health, with coverage limits and retention and deductible amounts that vary based on policy periods and claim type. Claims and insurance accruals related to workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health are established by management based on estimates of losses that the Company will ultimately incur on reported claims and on claims that have been incurred but not yet reported. Accruals are calculated on reported claims based on an evaluation of the nature and severity of the claim, historical loss experience and on legal, economic and other factors. Actuarial analysis is also used in calculating the accruals for workers’ compensation and bodily injury and property damage claims.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period enacted. As required by FASB Accounting Standards Codification (ASC) Topic 740, Income Taxes, the Company defines the threshold for recognizing the benefits of tax-filing positions in the financial statements as “more-likely-than-not” to be sustained by the tax authority.

Revenue Recognition: The Company’s revenues are derived primarily from the transportation of freight as it satisfies performance obligations that arise from contracts with its customers. The Company’s performance obligations arise when it receives a bill of lading (BOL) to transport a customer's commodities at negotiated prices contained in either a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received and accepted, a legally-enforceable contract is formed whereby the parties are committed to perform and the rights of the parties, shipping terms and conditions, and payment terms have been identified. Each shipment represents a distinct service that is a separately identified performance obligation.

The typical transit time to complete a shipment is from one to five days. Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, non-asset truckload and expedited transportation services over the transit time of the shipment as it moves from origin to destination based on the transit status at the end of each reporting period.

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

Stock-Based Compensation: The Company has various stock-based compensation plans for its employees and non-employee directors. The Company stock-based compensation includes awards of stock options, restricted stock awards, and stock-based compensation unit awards, all of which are accounted for under FASB ASC Topic 718, Compensation-Stock Compensation. Stock options granted to employees are valued using a Black-Scholes-Merton model with the expense amortized over the three-year vesting period. Restricted stock is valued based on the fair market value of the Company's common stock at the date of grant and the expense is amortized over the three to five year vesting period. Stock-based performance unit awards are valued using a Monte Carlo model and the expense is amortized over the three-year vesting period.

Intangible Assets: The Company tests goodwill for impairment annually and whenever events or changes in circumstance indicate that impairment may have occurred. The Company first performs a qualitative assessment to determine whether it is necessary to perform a required two-step goodwill impairment test. The Company is not required to estimate the fair value of a reporting unit unless the Company determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense were $7.2 million, $5.7 million, and $4.6 million in 2022, 2021 and 2020, respectively.

Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2022 and 2021, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to debt.

2. Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	31,008	50,404
Total debt	31,008	50,404
Less: current portion of long-term debt	14,519	19,396
Long-term debt, less current portion	$16,489	$31,008

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a credit agreement with a group of banks to fund capital investments, letters of credit and working capital needs.

Credit Agreements

At December 31, 2022, the Company was a party to a Sixth Amended and Restated Credit Agreement with a banking group (the Amended Credit Agreement), which provided up to a $300 million line of credit through February 2024. The Amended Credit Agreement also had an accordion feature that allowed for an additional $100 million availability, subject to certain conditions and availability of lender commitments. Under the Amended Credit Agreement, the Company was required to maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00. The Amended Credit Agreement provided for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement. The Amended Credit Agreement contained certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. At December 31, 2022 and 2021, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million and $29.3 million, respectively, under the Amended Credit Agreement.

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated the Amended Credit Agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions, for a total borrowing capacity of up to $450 million. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

Finance Leases

The Company is obligated under finance leases with seven-year terms which include obligations collateralized by revenue equipment totaling $31.0 million and $50.4 million as of December 31, 2022 and 2021, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense.

The estimated fair value of the finance leases at December 31, 2022 and 2021 is $31.2 million and $50.8 million, respectively, which is based on current market interest rates for similar types of financial instruments, reflective of Level 2 inputs.

Other

The Company paid cash for interest of $2.3 million, $3.0 million, and $5.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

3. Commitments, Contingencies and Uncertainties

The Company has contractual obligations and commitments in the form of finance leases, operating leases and purchase commitments.

At December 31, 2022, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2023	$30,188
2024	29,714
2025	24,979
2026	18,321
2027	15,522
Thereafter	22,513
Total (1)	$141,237

(1) In April 2021, the Company committed to an additional terminal lease estimated to commence in 2023 of approximately $57 million with a lease term of 15 years with annual rent ranging from $3.1 million to $4.6 million. Annual rental payments under this lease are not included in this table.

Rent expense was $33.4 million, $31.6 million, and $30.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. Management expects that in the normal course of business, leases will be renewed or replaced as they expire. Finance and operating leases are discussed further in Note 4.

Purchase commitments related to capital expenditures were $117.2 million at December 31, 2022. As of December 31, 2022 and 2021, the Company had $19.5 million and $24.2 million, respectively, of capital expenditures accrued for in accounts payable.

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

As of December 31, 2022 and 2021, approximately $60.5 million and $85.1 million, respectively, of finance leased assets, net of depreciation and amortization, were included in property and equipment. Accumulated depreciation and amortization for these assets totaled $43.8 million and $53.5 million as of the same periods ended.

A summary of the lease costs for the years ended December 31, 2022 and 2021 follows (in thousands):

	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$8,276	$11,170
Interest on lease liabilities	1,476	2,166
Operating lease cost (includes variable and sublease costs as they are immaterial)	30,919	28,859
Short-term lease cost	19,387	8,322
Total lease cost	$60,058	$50,517

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	39,122	18,148

The discount rate used in the Company's calculation of its right-of-use assets and corresponding lease liabilities was determined based on the stated rate within each contract when available, or its incremental borrowing rate, which approximates the rate at which the Company could borrow, on a collateralized basis, over the term of a lease. Supplemental cash flow and balance sheet information related to leases was as follows (in thousands, except where noted):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$1,484	$2,178
Operating cash outflows from operating leases	31,043	28,908
Financing cash outflows from finance leases	19,471	20,571
Weighted-average remaining lease term - finance leases (years)	1.8	2.5
Weighted-average remaining lease term - operating leases (years)	5.2	5.6
Weighted-average discount rate - finance leases	3.7%	3.6%
Weighted-average discount rate - operating leases	5.1%	4.5%

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2023	$30,155	$15,409
2024	29,714	10,606
2025	24,979	5,453
2026	18,321	995
2027	15,522	-
Thereafter	22,513	-
Total lease payments	141,204	32,463
Less: Interest	17,698	1,455
Present value of lease liabilities	$123,506	$31,008

5. Goodwill and Other Intangible Assets

There was no change to the carrying amount of goodwill of $12.1 million for fiscal years ending December 31, 2022, 2021 and 2020, respectively.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$13,664	$19,000	$12,756
Trademarks (useful life of 15 years)	1,500	792	1,500	692

Total	$20,500	$14,456	$20,500	$13,448

Amortization expense for intangible assets was $1.0 million for 2022 and $1.2 million in 2021 and 2020. Estimated amortization expense for the next five years is as follows (in thousands):

Amount
2023	$853
2024	853
2025	853
2026	853
2027	853

6. Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2022	2021	2020
Numerator:
Net income	$357,422	$253,235	$138,340
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,520	26,322	26,140
Dilutive effect of share-based awards	154	385	452
Denominator for diluted earnings per share–adjusted weighted average common shares	26,674	26,707	26,592

Basic Earnings Per Share	$13.48	$9.62	$5.29

Diluted Earnings Per Share	$13.40	$9.48	$5.20

In 2022, there were 22,237 anti-dilutive options or restricted stock. In 2021, there were 19,386 anti-dilutive options or restricted stock.

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

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s rabbi trust, which holds the investments for the Capital Accumulation Plan:

	For The Years Ended December 31,
	2022	2021	2020
Shares of common stock purchased	12,117	5,580	16,660
Aggregate purchase price of shares purchased	$3,253,577	$1,268,370	$1,274,641
Shares of common stock sold	36,762	2,841	68,759
Aggregate sale price of shares sold	$10,370,165	$802,030	$9,722,577

Since the Capital Accumulation Plan requires the obligation to be settled in Company stock, the deferred compensation obligation is classified as an equity instrument, with no adjustments to operating results based on changes in fair value.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may elect to defer all or a portion of their annual fees and retainers. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company had 97,381 and 94,109 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2022 and 2021, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

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

At December 31, 2022 and 2021, 391,089 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding stock options described below. At December 31, 2022 and 2021, 765,617 and 876,641 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding performance unit awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan and 2011 Omnibus Plan.

Stock option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees under the plans to date are non-qualified stock options, have vesting over three years, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. All outstanding stock options held by non-employee directors were granted to the director while employed by Saia, and total 15,780 shares as of December 31, 2022.

The Company grants shares of restricted stock as part of its long-term incentive plan. These shares of restricted stock cliff vest in three years, subject to earlier vesting upon a change in control. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. In addition, the Company has periodically granted shares of restricted stock to certain key executives that vests 25% after three years, 25% after four years and the remaining 50% after five years, assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change in control.

Stock option and restricted stock compensation expense of $3.9 million, $3.3 million and $2.8 million, was recorded for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in salaries, wages and employees’ benefits. As of December 31, 2022, there is unrecognized compensation expense of $5.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes stock option activity for the year ended December 31, 2022 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	120,959	$98.28	4.7	$28,879
Granted	14,980	278.21
Exercised	(61,778)	73.03
Forfeited	(1,838)	149.14

Outstanding at December 31, 2022	72,323	$155.83	4.6	$4,921

Exercisable at December 31, 2022	31,307	$107.53	3.9	$3,198

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $10.8 million, $5.9 million, and $8.3 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2022, 2021 and 2020 was $94.36, $62.65, and $25.40, respectively.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.92%	1.19%	1.66%
Expected life in years	3.5	3.5	3.2
Expected volatility	43.32%	40.57%	32.80%
Dividend rate	—	—	—

The risk-free interest rate for periods within the contractual life of the option is based on a three-month average U.S. Treasury yield at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes restricted stock activity during the year ended December 31, 2022:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2021	62,071	$112.21
Granted	15,203	246.11
Vested	(27,404)	75.32
Forfeited	(1,630)	145.22

Restricted Stock at December 31, 2022	48,240	$177.89

The total fair value of restricted stock shares that vested during the years ended December 31, 2022, 2021, and 2020 were $2.1 million, $1.4 million and $1.1 million, respectively.

Performance Unit Awards

The Company grants performance unit awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total stockholder return (TSR) of the Company’s common stock compared to the TSR of the companies in a peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC Topic 718 with the expense amortized over the three-year vesting period based on the fair value of the awards at the grant date using the Monte Carlo method. Operating results include expense for the performance unit awards of $3.8 million in 2022, $4.0 million in 2021 and $3.5 million in 2020. Shares earned under the performance unit awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 63,188 shares for the January 2020 - December 2022 performance period in February 2023, 78,710 shares for the January 2019 - December 2021 performance period in February 2022, and 58,662 shares for the January 2018 - December 2020 performance period in February 2021. At December 31, 2022, performance unit awards are outstanding for a maximum of 26,654 shares for the January 2021 – December 2023 performance period and for a maximum of 25,020 shares for the January 2022 – December 2024 performance period. As of December 31, 2022, there is unrecognized compensation expense of $4.3 million related to unvested performance unit awards, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes performance unit awards during the year ended December 31, 2022:

	Shares	Weighted Average Grant-date Fair Value
Performance Unit Awards at December 31, 2021	86,675	$140.35
Granted	12,510	312.30
Added by performance factor	39,355	91.62
Vested	(78,710)	91.62
Forfeited	(2,399)	233.08
Performance Unit Awards at December 31, 2022	57,431	$207.32

The total fair value of performance unit awards shares that vested during the years ended December 31, 2022, 2021, and 2020 were $3.6 million, $3.0 million and $2.3 million, respectively.

Director Awards

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation Committee. For 2022, 2021 and 2020 each non-employee director was granted 396, 548 and 1,098 shares, respectively of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

Under the Director’s Deferred Fee Plan, non-employee directors may defer all or a portion of annual fees and awards earned. The deferrals are converted into phantom stock units equivalent to the value of Company common stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock in accordance with elections made by the directors. Non-employee directors were issued 3,272; 3,929; and 9,379 units equivalent to shares in the Company's common stock under the Directors' Deferred Fee Plan during the years ended December 31, 2022, 2021 and 2020, respectively.

9. Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans, principally consisting of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in continuing operations for the years ended December 31, 2022, 2021 and 2020, were $14.0 million, $12.4 million, and $8.0 million, respectively.

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable, and upon distribution, the funds invested in the Company’s common stock are paid out in Company common stock rather than cash. At December 31, 2022 and 2021, the Company’s rabbi trust, which holds the investments for the Capital Accumulation Plan, held 69,982 and 94,627 shares of the Company’s common stock, respectively, all of which were purchased on the open market.

Cash Incentive Awards

The Company provides cash incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include cash incentive awards of $32.6 million, $36.4 million, and $19.0 million in 2022, 2021 and 2020, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' positions.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (the ESPP) allowing eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 2,158; 2,516 and 5,682 shares in the open market during 2022, 2021 and 2020, respectively.

10. Income Taxes

The income tax provision consists of the following (in thousands):

	2022	2021	2020
Current:
U.S. federal	$68,934	$62,222	$24,311
State	20,058	12,997	5,364

Total current income tax provision	88,992	75,219	29,675

Deferred:
U.S. federal	21,440	3,915	8,255
State	194	404	8

Total deferred income tax provision	21,634	4,319	8,263

Total income tax provision	$110,626	$79,538	$37,938

A reconciliation between income taxes at the federal statutory rate (21 percent) and the actual income tax provision is as follows (in thousands):

	2022	2021	2020
Provision at federal statutory rate	$98,290	$69,856	$37,018
State income taxes, net of federal benefit	16,274	11,435	5,664
Tax credits	(1,355)	(1,754)	(1,424)
Excess tax benefit on stock compensation	(1,578)	(793)	(4,500)
Other, net	(1,005)	794	1,180

Total provision	$110,626	$79,538	$37,938

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax (liabilities) assets are comprised of the following at December 31 (in thousands):

	2022	2021
Depreciation	$(183,276)	$(165,405)
Leases	(30,886)	(27,876)
Other	(5,471)	(4,658)

Gross deferred tax liabilities	(219,633)	(197,939)
Allowance for doubtful accounts	1,435	1,374
Equity-based compensation	4,089	3,626
Employee benefits	9,988	8,516
Leases	30,578	27,357
Claims and insurance	22,137	27,351
Other	5,635	5,578

Gross deferred tax assets	73,862	73,802

Net deferred tax liability	$(145,771)	$(124,137)

The Company has determined that a valuation allowance was not necessary at December 31, 2022 or 2021 for substantially all deferred tax assets since it is more likely than not they will be realized from future reversals of temporary differences or future taxable income.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2019-2022 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2013-2022 remain open to examination by the various state and local jurisdictions. However, a state could challenge certain tax positions back to the 2009 tax year.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2022	2021
Gross unrecognized tax benefits at beginning of year	$1,370	$1,052
Gross (decreases) increases in tax positions for prior years	1,779	(4)
Gross increases in tax positions for current year	1,005	598
Settlements	—	(96)
Lapse of statute of limitations	(287)	(180)

Gross unrecognized tax benefits at end of year	$3,867	$1,370

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $3.9 million and $1.4 million as of December 31, 2022 and 2021, respectively. The Company paid cash for income taxes of $115.3 million, $81.6 million, and $10.0 million in 2022, 2021 and 2020, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

11. Valuation and Qualifying Accounts

The following is a rollforward of the allowance for doubtful accounts for receivables (in thousands):

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
For the period ended December 31, 2022	5,530	$3,074	$—	$(2,800)	$5,804
For the period ended December 31, 2021	5,666	3,559	—	(3,695)	5,530
For the period ended December 31, 2020	3,742	4,271	—	(2,347)	5,666

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

During the fourth quarter of 2022 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on this assessment, management has concluded that as of December 31, 2022, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022, which report appears on page 45 of this Form 10-K.

Frederick J. Holzgrefe	President and Chief Executive Officer
Douglas L. Col	Executive Vice President and Chief Financial Officer

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2023, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Information about our Executive Officers”.

Item 11. Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2022

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	72,323	$155.83	695,884	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	72,323	$155.83	695,884

(1)
See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2023, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 27, 2023, and is incorporated herein by reference.

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

3. Exhibits

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 2, 2021).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.5	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.6

Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File 0-49983) filed on December 20, 2010).

4.1	Description of Securities of the Registrant.

10.1.1

Sixth Amended and Restated Credit Agreement, dated as of February 5, 2019, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 11, 2019).

10.1.2

Credit Agreement dated February 3, 2023 by and among Saia, Inc., JP Morgan Chase, N.A. as Administrative Agent, BOKF, NA dba Bank of Oklahoma, N.A. as Syndication Agent, and the lenders named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on February 6, 2023).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.3

SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

10.4.1	Form of Executive Severance Agreement used prior to 2009 (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

10.4.2	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.5.2 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2020).*

10.4.3

Executive Severance Agreement between Frederick J. Holzgrefe, III and Saia, Inc. dated March 5, 2020 (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020).*

10.5	Form of Severance Agreement (incorporated herein by reference to Exhibit 10.4 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015) .*

10.6

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

10.7.4

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

10.9	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.10	Saia, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on February 8, 2023). *

10.11.1

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded in 2011, 2012, 2013 and 2014 (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.11.2

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options awarded in 2015, 2016, 2017 and 2018 (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.11.3

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2015, 2016, 2017 and 2018 (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.11.4

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2015, 2016, 2017 and 2018 (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.3 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.12	Saia, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 20, 2018).*

10.13

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan (incorporated herein by reference to Exhibit 10.23 of Saia's Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.14.1

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2019, 2020, and 2021 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

Exhibit Number	Description of Exhibit
10.14.2

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2022 (incorporated herein by reference to Exhibit 10.16.2 of Saia's Form 10-K (File No.0-49983) filed on February 23, 2022). *

10.14.3	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe in 2023.*

10.14.4	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2023.*

10.15.1

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.15.2

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15.3

Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2019 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15.4

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2020 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15.5

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2020 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15.6

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2020 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15.7

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2021 (incorporated by reference to Exhibit 10.17.7 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed February 24, 2021).*

10.15.8

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
101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 23, 2023	By:	/s/ Douglas L. Col
Douglas L. Col Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick J. Holzgrefe	President and Chief Executive Officer, Saia, Inc. (Principal Executive Officer)	February 23, 2023
Frederick J. Holzgrefe

/s/ Douglas L. Col	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 23, 2023
Douglas L. Col

/s/ Kelly W. Benton	Vice President and Corporate Controller, Saia, Inc.	February 23, 2023
Kelly W. Benton	(Principal Accounting Officer)

/s/ Richard D. O’Dell	Chairman, Saia, Inc.	February 23, 2023
Richard D. O’Dell

/s/ Di-Ann Eisnor	Director	February 23, 2023
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 23, 2023
Donna E. Epps

/s/ John P. Gainor, Jr.	Director	February 23, 2023
John P. Gainor, Jr.

/s/ Kevin A. Henry	Director	February 23, 2023
Kevin A. Henry

/s/ Donald R. James	Director	February 23, 2023
Donald R. James

/s/ Randolph W. Melville	Director	February 23, 2023
Randolph W. Melville

/s/ Jeffrey C. Ward	Director	February 23, 2023
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 23, 2023
Susan F. Ward