Form 10-Q
period 2023-03-31
SAIA INC
filed 2023-04-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

There were 26,532,778 shares of Common Stock outstanding at April 26, 2023.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2023	December 31, 2022
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$166,425	$187,390
Accounts receivable, net	294,917	290,306
Prepaid expenses	38,635	22,525
Income tax receivable	6,391	23,438
Other current assets	7,146	7,227
Total current assets	513,514	530,886
Property and Equipment, at cost	2,602,963	2,478,824
Less: accumulated depreciation	1,034,649	996,204
Net property and equipment	1,568,314	1,482,620
Operating Lease Right-of-Use Assets	115,484	120,455
Goodwill and Identifiable Intangibles, net	17,936	18,149
Other Noncurrent Assets	27,551	22,600
Total assets	$2,242,799	$2,174,710
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$108,362	$99,792
Wages, vacation and employees’ benefits	54,706	66,684
Claims and insurance accruals	43,276	45,481
Other current liabilities	24,479	22,684
Current portion of long-term debt	14,452	14,519
Current portion of operating lease liability	25,256	24,925
Total current liabilities	270,531	274,085
Other Liabilities:
Long-term debt, less current portion	12,052	16,489
Operating lease liability, less current portion	93,649	98,581
Deferred income taxes	151,509	145,771
Claims, insurance and other	64,118	60,443
Total other liabilities	321,328	321,284
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,532,778 and 26,464,197 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	27	26
Additional paid-in-capital	273,274	277,366
Deferred compensation trust, 70,812 and 69,982 shares of common stock at cost at March 31, 2023 and December 31, 2022, respectively	(5,655)	(5,248)
Retained earnings	1,383,294	1,307,197
Total stockholders’ equity	1,650,940	1,579,341
Total liabilities and stockholders’ equity	$2,242,799	$2,174,710

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2023 and 2022

(unaudited)

	First Quarter
	2023	2022
	(in thousands, except per share data)
Operating Revenue	$660,535	$661,216
Operating Expenses:
Salaries, wages and employees' benefits	298,956	289,463
Purchased transportation	46,727	78,248
Fuel, operating expenses and supplies	141,625	122,771
Operating taxes and licenses	17,065	16,573
Claims and insurance	14,059	10,736
Depreciation and amortization	42,880	39,952
Other operating, net	80	24
Total operating expenses	561,392	557,767
Operating Income	99,143	103,449
Nonoperating Expenses (Income):
Interest expense	688	692
Other, net	(643)	235
Nonoperating expenses, net	45	927
Income Before Income Taxes	99,098	102,522
Income Tax Provision	23,001	23,098
Net Income	$76,097	$79,424

Weighted average common shares outstanding – basic	26,600	26,391
Weighted average common shares outstanding – diluted	26,702	26,670

Basic Earnings Per Share	$2.86	$3.01
Diluted Earnings Per Share	$2.85	$2.98

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters ended March 31, 2023 and 2022

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341
Stock compensation, including options and long-term incentives	—	—	2,225	—	—	2,225
Exercise of stock options, less shares withheld for taxes	21	—	2,204	—	—	2,204
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(8,928)	—	—	(8,927)
Purchase of shares by Deferred Compensation Trust	—	—	474	(474)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(67)	67	—	—
Net income	—	—	—	—	76,097	76,097
Balance at March 31, 2023	26,533	$27	$273,274	$(5,655)	$1,383,294	$1,650,940

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2021	26,337	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	2,056	—	—	2,056
Exercise of stock options, less shares withheld for taxes	10	—	907	—	—	907
Shares issued for long-term incentive awards, net of shares withheld for taxes	61	—	(11,230)	—	—	(11,230)
Purchase of shares by Deferred Compensation Trust	—	—	2,445	(2,445)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(1,066)	1,066	—	—
Net income	—	—	—	—	79,424	79,424
Balance at March 31, 2022	26,408	$26	$267,745	$(5,480)	$1,029,199	$1,291,490

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(unaudited)

	First Quarter
	2023	2022
	(in thousands)
Operating Activities:
Net income	$76,097	$79,424
Noncash items included in net income:
Depreciation and amortization	42,880	39,952
Deferred income taxes	5,738	(2,030)
Other, net	2,968	181
Changes in operating assets and liabilities:
Accounts receivable	(5,276)	(46,831)
Accounts payable	7,008	28,118
Change in other assets, liabilities, net	(10,145)	(2,853)
Net cash provided by operating activities	119,270	95,961
Investing Activities:
Acquisition of property and equipment	(128,415)	(46,259)
Proceeds from disposal of property and equipment	360	883
Net cash used in investing activities	(128,055)	(45,376)
Financing Activities:
Proceeds from stock option exercises	2,204	907
Shares withheld for taxes	(8,927)	(11,230)
Repayment of finance leases	(4,504)	(5,525)
Other financing activity	(953)	—
Net cash used in financing activities	(12,180)	(15,848)
Net Increase (Decrease) in Cash and Cash Equivalents	(20,965)	34,737
Cash and Cash Equivalents, beginning of period	187,390	106,588
Cash and Cash Equivalents, end of period	$166,425	$141,325

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of its revenue has been derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

Claims and Insurance Accruals

The Company maintains a significant amount of insurance coverage with third-party insurance carriers that provides various levels of protection for covered risk exposure, including in the areas of workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health, with coverage limits, retention amounts and deductible amounts that vary based on policy periods and claim type. Claims and insurance accruals related to workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health are established by management based on estimates of losses that the Company will ultimately incur on reported claims and on claims that have been incurred but not yet reported. Accruals are calculated on reported claims based on an evaluation of the nature and severity of the claim, historical loss experience and on legal, economic and other factors. Actuarial analysis is also used in calculating the accruals for workers’ compensation and bodily injury and property damage claims.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2023	2022
Numerator:
Net income	$76,097	$79,424
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,600	26,391
Dilutive effect of share-based awards	102	279
Denominator for diluted earnings per share–adjusted weighted average common shares	26,702	26,670

Basic Earnings Per Share	$2.86	$3.01

Diluted Earnings Per Share	$2.85	$2.98

For the quarters ended March 31, 2023 and 2022, options and restricted stock for 29,120 and 15,808 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2023 and December 31, 2022 was $26.7 million and $31.2 million, respectively, based upon level two inputs in the fair value hierarchy. The carrying value of the debt was $26.5 million and $31.0 million at March 31, 2023 and December 31, 2022, respectively.

(5) Debt and Financing Arrangements

At March 31, 2023 and December 31, 2022, debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	26,504	31,008
Total debt	26,504	31,008
Less: current portion of long-term debt	14,452	14,519
Long-term debt, less current portion	$12,052	$16,489

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Credit Agreement

Prior to February 3, 2023, the Company was a party to a Sixth Amended and Restated Credit Agreement with a banking group (the Amended Credit Agreement), that provided up to a $300 million revolving line of credit through February 2024. The Amended Credit Agreement also had an accordion feature that allowed for an additional $100 million availability, subject to certain conditions and availability of lender commitments. Under the Amended Credit Agreement, the Company was required to maintain a minimum debt service coverage ratio set at 1.25 to 1.00 and a maximum leverage ratio set at 3.25 to 1.00. The Amended Credit Agreement provided for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under this agreement. The Amended Credit Agreement contained certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default.

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated the Amended Credit Agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments, for a total borrowing capacity of up to $450 million. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million and $31.2 million, respectively, under these credit agreements. The available portion of the 2023 Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements, as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $26.5 million and $31.0 million as of March 31, 2023 and December 31, 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of March 31, 2023 and December 31, 2022, approximately $55.6 million and $60.5 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at March 31, 2023 and December 31, 2022 were 3.8 percent and 3.7 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2023	$10,629
2024	10,604
2025	5,453
2026	995
2027	—
Thereafter	—
Total	27,681
Less: Amounts Representing Interest on Finance Leases	1,177
Total	$26,504

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2022 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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

These factors and risks are described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to pursue geographic and terminal expansion to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as the Company works toward improving customer experience, operational efficiencies and company image.

First Quarter Overview

The Company’s operating revenue decreased by 0.1 percent in the first quarter of 2023 compared to the same period in 2022. The decrease resulted primarily from decreases in shipments and tonnage, partially offset by increased revenue per shipment.

Consolidated operating income was $99.1 million for the first quarter of 2023 compared to $103.4 million for the first quarter of 2022. In the first quarter of 2023, LTL shipments were down 7.1 percent and LTL tonnage was down 5.5 percent compared to the prior year quarter. Diluted earnings per share were $2.85 in the first quarter of 2023 compared to diluted earnings per share of $2.98 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 85.0 percent in the first quarter of 2023 compared to 84.4 percent in the first quarter of 2022.

The Company generated $119.3 million in net cash provided by operating activities in the first three months of 2023 compared with $96.0 million in the same period last year. The increase is primarily due to a change in working capital compared to the same period last year. The Company’s net cash used in investing activities was $128.1 million during the first three months of 2023 compared to $45.4 million in the first three months of 2022, primarily as a result of increased capital expenditures related to real estate and revenue equipment acquisitions in the first three months of 2023. The Company’s net cash used in financing activities was $12.2 million in the first three months of 2023 compared to $15.8 million during the same period last year. The Company had no outstanding borrowings under its revolving credit agreement, total outstanding letters of credit of $33.0 million and a cash and cash equivalents balance of $166.4 million at March 31, 2023. The Company also had $26.5 million in obligations under finance leases at March 31, 2023. At March 31, 2023, the Company had $268.8 million in availability under the revolving credit facility. The revolving credit facility also has an accordion feature that allows for an additional $150 million availability, subject to certain conditions and availability of lender commitments. The Company was in compliance with the debt covenants under its revolving credit agreement at March 31, 2023.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is historically derived from transporting LTL shipments across 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America.

Our business is highly correlated to non-service sectors of the general economy. Our business also is impacted by a number of other factors as discussed under “Cautionary Note Regarding Forward Looking Statements” and Part II, Item 1A. “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2023 and 2022

(unaudited)

			Percent
			Variance
	2023	2022	'23 v. '22
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$660,535	$661,216	(0.1)%
Operating Expenses:
Salaries, wages and employees’ benefits	298,956	289,463	3.3
Purchased transportation	46,727	78,248	(40.3)
Fuel and other operating expenses	172,829	150,104	15.1
Depreciation and amortization	42,880	39,952	7.3
Operating Income	99,143	103,449	(4.2)
Operating Ratio	85.0%	84.4%
Nonoperating Expense	45	927	(95.1)

Working Capital (as of March 31, 2023 and 2022)	242,983	171,545
Cash Flows provided by Operating Activities (year to date)	119,270	95,961
Net Acquisitions of Property and Equipment (year to date)	128,055	45,376

Saia Motor Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,311	1,387	(5.5)
LTL Shipments	1,822	1,962	(7.1)
LTL Revenue per hundredweight	$24.63	$23.29	5.8
LTL Revenue per shipment	$354.37	$329.30	7.6
LTL Pounds per shipment	1,439	1,414	1.8
LTL Length of haul	892	915	(2.5)

Quarter ended March 31, 2023 compared to quarter ended March 31, 2022

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2023 decreased 0.1 percent to $660.5 million primarily as a result of decreases in shipments and tonnage, partially offset by increased revenue per shipment. For the first quarter of 2023, Saia’s LTL tonnage was down 5.5 percent to 1.3 million tons, and LTL shipments decreased 7.1 percent to 1.8 million shipments. Revenue per shipment increased 7.6 percent to $354.37 per shipment for the first quarter of 2023 as a result of changes in business mix and pricing actions. In spite of overall volume declines, our service initiatives, including our network expansion, continue to allow us to support our improved pricing. For the first quarter of 2023, approximately 75 to 80 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented 6.5 and 7.5 percent general rate increases on January 30, 2023 and January 24, 2022, respectively. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations. Fuel surcharge revenue as a percentage of operating revenue increased to 17.8 percent for the quarter ended March 31, 2023 compared to 16.8 percent for the quarter ended March 31, 2022, as a result of pricing structures, changes in mix and increases in the average cost of diesel fuel for the quarter compared to the prior year.

Operating expenses and margin

Consolidated operating income was $99.1 million in the first quarter of 2023 compared to $103.4 million in the prior year quarter. Overall, the decrease in consolidated operating income was the result of slightly decreased revenue and increases in operating expenses, partially offset by a decrease in purchased transportation expense during the first quarter of 2023. The first quarter of 2023 operating ratio (operating expenses divided by operating revenue) was 85.0 percent compared to 84.4 percent for the same period in 2022.

Salaries, wages and employees’ benefits increased $9.5 million in the first quarter of 2023 compared to the first quarter of 2022. This change was primarily driven by increased headcount required to support ongoing network expansion efforts, offset by a decrease in variable labor costs and a decrease in incentive compensation. In addition, in July 2022 the Company implemented a salary and wage increase of approximately 4.3 percent. Purchased transportation decreased $31.5 million in the first quarter of 2023 compared to the first quarter of 2022 primarily due to a decrease in purchase transportation miles compared to the same period in the 2022, in addition to a decrease in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased by $18.9 million compared to the first quarter of 2022 largely due to increased vehicle maintenance costs, investments in information technology network support and an increase in facility costs due to the opening of 13 new facilities since the first quarter of 2022. Claims and insurance expense in the first quarter of 2023 was $3.3 million higher than the first quarter of 2022 primarily due to higher claims activity. Depreciation and amortization expense increased $2.9 million in the first quarter of 2023 compared to the same period in 2022 primarily due to ongoing investments in revenue equipment, real estate and technology.

Other

Interest expense in the first quarter of 2023 was lower than the same period in 2022 as the Company continued to pay down finance lease obligations.

The effective tax rate was 23.2 percent and 22.5 percent for the quarters ended March 31, 2023 and 2022, respectively. The increase in the first quarter effective tax rate in 2023 is primarily a result of stock compensation activity and limitations on related deductions.

Net income was $76.1 million, or $2.85 per diluted share, in the first quarter of 2023 compared to net income of $79.4 million, or $2.98 per diluted share, in the first quarter of 2022.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook for 2023 is dependent on a number of external factors, including strength of the economy, inflation, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our geographic and terminal network, as well as pricing and yield management. On January 30, 2023 and January 24, 2022 Saia implemented 6.5 and 7.5 percent general rate increases, respectively, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

If we build market share, including through our geographic and terminal expansion, we expect there to be numerous operating leverage cost benefits. Conversely, should the economy continue to soften, we plan to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and purchased transportation, diesel fuel and insurance costs and inflation.

See “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors” for a more complete discussion of potential risks and uncertainties that could materially adversely affect our financial condition, results of operations, cash flows and prospects.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Working capital/capital expenditures

Working capital at March 31, 2023 was $243.0 million, an increase from $171.5 million at March 31, 2022.

Current assets at March 31, 2023 increased by $2.8 million as compared to March 31, 2022, driven by an increase in cash and cash equivalents of $25.1 million and an increase in income tax receivables of $6.4 million, partially offset by a decrease in accounts receivable of $27.4 million. Current liabilities decreased by $68.6 million at March 31, 2023 compared to March 31, 2022 largely due to a decrease in accounts payable and other current liabilities.

Cash flows provided by operating activities were $119.3 million for the three months ended March 31, 2023 versus $96.0 million for the three months ended March 31, 2022. The increase is primarily due to a change in working capital compared to the prior year. For the three months ended March 31, 2023, net cash used in investing activities was $128.1 million compared to $45.4 million in the same period last year, an $82.7 million increase. This increase resulted from increased capital expenditures related to real estate and revenue equipment acquisitions as the Company continues to expand its footprint and add density in markets. For the three months ended March 31, 2023, net cash used in financing activities was $12.2 million compared to $15.8 million during the same period last year, as a result of less equity based compensation shares withheld for taxes during the first three months of 2023 compared to the same period in 2022 in addition to higher proceeds from stock option exercises during 2023.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its credit agreement, discussed below. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

The Company currently expects that net capital expenditures in 2023 will be in excess of $400 million, subject to ongoing evaluation of market conditions. Projected 2023 capital expenditures include normal replacement cycles of revenue equipment and investments in technology. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $128.1 million in the first three months of 2023. Approximately $244.6 million of the 2023 remaining capital budget was committed as of March 31, 2023.

Credit Agreement

Prior to February 3, 2023, the Company was party to a Sixth Amended and Restated Credit Agreement (the Amended Credit Agreement) with a banking group that provided up to a $300 million revolving line of credit through February 2024. The Amended Credit Agreement also had an accordion feature that allowed for an additional $100 million availability, subject to certain conditions and availability of lender commitments. The Amended Credit Agreement provided for a pledge by the Company of certain land and structures, accounts receivable and other assets to secure indebtedness under the Amended Credit Agreement.

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated the Amended Credit Agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments, for a total borrowing capacity of up to $450 million. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants at March 31, 2023.

At March 31, 2023 and December 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $31.2 million, respectively, under these credit agreements. At March 31, 2023, the Company had $268.8 million in availability under the 2023 Credit Agreement. The available portion of the 2023 Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements, as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $26.5 million and $31.0 million as of March 31, 2023 and December 31, 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at March 31, 2023 and December 31, 2022 were 3.8 percent and 3.7 percent, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Contractual obligations for operating leases at March 31, 2023 totaled $138.2 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $27.7 million at March 31, 2023, which includes both principal and interest amounts. For the remainder of 2023, $1.4 million of interest payments are anticipated based on borrowings and commitments outstanding at March 31, 2023. See Note 5 to the accompanying unaudited condensed consolidated financial statements in this Current Report on Form 10-Q. Purchase obligations at March 31, 2023 were $246.0 million, including commitments of $244.6 million for capital expenditures. As of March 31, 2023, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements and amounts outstanding under the revolving line of credit. As of March 31, 2023 the Company had total outstanding letters of credit of $33.0 million and $55.8 million in surety bonds. Additionally at March 31, 2023, the Company had $268.8 million available under its revolving credit facility, subject to existing debt covenants.

The Company has accrued approximately $4.1 million for uncertain tax positions and $0.4 million for interest and penalties related to the uncertain tax positions as of March 31, 2023. At March 31, 2023, the Company has accrued $93.5 million for claims and insurance liabilities.

Critical Accounting Policies and Estimates

There have been no significant changes to the application of the critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The reader should refer to our 2022 Annual Report on Form 10-K for a full disclosure of all critical accounting policies and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and diesel fuel prices. The detail of the Company’s debt structure is more fully described in Note 5 “Debt and Financing Arrangements” of the accompanying unaudited condensed financial statements in this Form 10-Q. To help mitigate our risk to rising diesel fuel prices, the Company has an established fuel surcharge program.

The following table provides information about the Company’s third-party financial instruments as of March 31, 2023. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two inputs in the fair value hierarchy. The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2023
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$10.0	$10.2	$5.3	$1.0	$-	$-	$26.5	$26.7
Average interest rate	3.6%	3.9%	4.2%	3.5%	-	-	3.8%

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings — For a description of legal proceedings, see Note 3 “Commitments and Contingencies” of the accompanying unaudited condensed consolidated financial statements.

Item 1A. Risk Factors— In addition to the other information included in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition and/or operating results. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors identified in Part I, Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2023 through
January 31, 2023	—	(2)	$—	(2)	—	$—
February 1, 2023 through
February 28, 2023	1,000	(3)	$273.00	(3)	—	—
March 1, 2023 through
March 31, 2023	720	(4)	$279.56	(4)	—	—
Total	1,720				—

(1)

Shares purchased by the Saia, Inc. Executive Capital Accumulation Plan were open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 370 shares of Saia stock at an average price of $238.74 during the period of January 1, 2023 through January 31, 2023.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 520 shares of Saia stock at an average price of $295.72 during the period of February 1, 2023 through February 28, 2023.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2023 through March 31, 2023.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on July 2, 2021).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.5	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended March 31, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 28, 2023	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer