Form 10-Q
period 2023-06-30
SAIA INC
filed 2023-07-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

There were 26,535,382 shares of Common Stock outstanding at July 26, 2023.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2023	December 31, 2022
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$234,997	$187,390
Accounts receivable, net	299,551	290,306
Prepaid expenses	36,515	22,525
Income tax receivable	1,442	23,438
Other current assets	6,364	7,227
Total current assets	578,869	530,886
Property and Equipment, at cost	2,683,192	2,478,824
Less: accumulated depreciation	1,075,639	996,204
Net property and equipment	1,607,553	1,482,620
Operating Lease Right-of-Use Assets	110,428	120,455
Goodwill and Identifiable Intangibles, net	17,722	18,149
Other Noncurrent Assets	22,539	22,600
Total assets	$2,337,111	$2,174,710
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$98,249	$99,792
Wages, vacation and employees’ benefits	63,153	66,684
Claims and insurance accruals	42,018	45,481
Other current liabilities	26,800	22,684
Current portion of long-term debt	11,681	14,519
Current portion of operating lease liability	25,393	24,925
Total current liabilities	267,294	274,085
Other Liabilities:
Long-term debt, less current portion	9,677	16,489
Operating lease liability, less current portion	88,506	98,581
Deferred income taxes	158,543	145,771
Claims, insurance and other	66,869	60,443
Total other liabilities	323,595	321,284
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,535,382 and 26,464,197 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	27	26
Additional paid-in-capital	277,208	277,366
Deferred compensation trust, 70,442 and 69,982 shares of common stock at cost at June 30, 2023 and December 31, 2022, respectively	(5,626)	(5,248)
Retained earnings	1,474,613	1,307,197
Total stockholders’ equity	1,746,222	1,579,341
Total liabilities and stockholders’ equity	$2,337,111	$2,174,710

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2023 and 2022

(unaudited)

	Second Quarter		Six Months
	2023	2022	2023	2022
	(in thousands, except per share data)
Operating Revenue	$694,622	$745,554	$1,355,157	$1,406,770
Operating Expenses:
Salaries, wages and employees' benefits	311,888	295,052	610,844	584,515
Purchased transportation	49,771	91,819	96,498	170,067
Fuel, operating expenses and supplies	133,490	145,530	275,115	268,301
Operating taxes and licenses	17,457	15,979	34,522	32,552
Claims and insurance	16,956	14,216	31,015	24,952
Depreciation and amortization	44,658	36,944	87,538	76,896
Other operating, net	147	21	227	45
Total operating expenses	574,367	599,561	1,135,759	1,157,328
Operating Income	120,255	145,993	219,398	249,442
Nonoperating (Income) Expenses:
Interest expense	458	668	1,146	1,360
Interest income	(487)	(55)	(627)	(62)
Other, net	(990)	824	(1,493)	1,066
Nonoperating (income) expenses, net	(1,019)	1,437	(974)	2,364
Income Before Income Taxes	121,274	144,556	220,372	247,078
Income Tax Provision	29,955	35,311	52,956	58,409
Net Income	$91,319	$109,245	$167,416	$188,669

Weighted average common shares outstanding – basic	26,634	26,507	26,617	26,489
Weighted average common shares outstanding – diluted	26,736	26,665	26,722	26,662

Basic Earnings Per Share	$3.43	$4.12	$6.29	$7.12
Diluted Earnings Per Share	$3.42	$4.10	$6.27	$7.08

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and six months ended June 30, 2023 and 2022

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341
Stock compensation, including options and long-term incentives	—	—	2,225	—	—	2,225
Exercise of stock options, less shares withheld for taxes	21	—	2,204	—	—	2,204
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(8,928)	—	—	(8,927)
Purchase of shares by Deferred Compensation Trust	—	—	474	(474)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(67)	67	—	—
Net income	—	—	—	—	76,097	76,097
Balance at March 31, 2023	26,533	$27	$273,274	$(5,655)	$1,383,294	$1,650,940

Stock compensation, including options and long-term incentives	—	—	2,500	—	—	2,500
Director deferred share activity	2	—	1,417	—	—	1,417
Exercise of stock options, less shares withheld for taxes	—	—	46	—	—	46
Sale of shares by Deferred Compensation Trust	—	—	(29)	29	—	—
Net income	—	—	—	—	91,319	91,319
Balance at June 30, 2023	26,535	$27	$277,208	$(5,626)	$1,474,613	$1,746,222

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2021	26,337	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	2,056	—	—	2,056
Exercise of stock options, less shares withheld for taxes	10	—	907	—	—	907
Shares issued for long-term incentive awards, net of shares withheld for taxes	61	—	(11,230)	—	—	(11,230)
Purchase of shares by Deferred Compensation Trust	—	—	2,445	(2,445)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(1,066)	1,066	—	—
Net income	—	—	—	—	79,424	79,424
Balance at March 31, 2022	26,408	$26	$267,745	$(5,480)	$1,029,199	$1,291,490

Stock compensation, including options and long-term incentives	—	—	1,756	—	—	1,756
Director deferred share activity	3	—	1,170	—	—	1,170
Exercise of stock options, less shares withheld for taxes	1	—	101	—	—	101
Purchase of shares by Deferred Compensation Trust	—	—	631	(631)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(8)	8	—	—
Net income	—	—	—	—	109,245	109,245
Balance at June 30, 2022	26,412	$26	$271,395	$(6,103)	$1,138,444	$1,403,762

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(unaudited)

	Six Months
	2023	2022
	(in thousands)
Operating Activities:
Net income	$167,416	$188,669
Noncash items included in net income:
Depreciation and amortization	87,538	76,896
Deferred income taxes	12,772	(907)
Other, net	7,894	3,862
Changes in operating assets and liabilities:
Accounts receivable	(10,771)	(82,138)
Accounts payable	10,893	35,231
Change in other assets and liabilities, net	15,663	(13,708)
Net cash provided by operating activities	291,405	207,905
Investing Activities:
Acquisition of property and equipment	(227,022)	(156,351)
Proceeds from disposal of property and equipment	529	1,060
Net cash used in investing activities	(226,493)	(155,291)
Financing Activities:
Repayments of revolving credit agreement	—	(1,000)
Borrowings of revolving credit agreement	—	1,000
Proceeds from stock option exercises	2,250	1,008
Shares withheld for taxes	(8,928)	(11,230)
Repayment of finance leases	(9,650)	(11,109)
Other financing activity	(977)	—
Net cash used in financing activities	(17,305)	(21,331)
Net Increase in Cash and Cash Equivalents	47,607	31,283
Cash and Cash Equivalents, beginning of period	187,390	106,588
Cash and Cash Equivalents, end of period	$234,997	$137,871

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the quarter and six months ended June 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023.

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

The typical transit time to complete a shipment is from one to five days. Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s transportation services over the transit time of the shipment as it moves from origin to destination based on the transit status at the end of each reporting period.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2023	2022	2023	2022
Numerator:
Net income	$91,319	$109,245	$167,416	$188,669
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,634	26,507	26,617	26,489
Dilutive effect of share-based awards	102	158	105	173
Denominator for diluted earnings per share–adjusted weighted average common shares	26,736	26,665	26,722	26,662

Basic Earnings Per Share	$3.43	$4.12	$6.29	$7.12

Diluted Earnings Per Share	$3.42	$4.10	$6.27	$7.08

For both the quarter and six months ended June 30, 2023, options and restricted stock for 14,854 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and six months ended June 30, 2022, options and restricted stock for 38,437 and 22,493 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2023 and December 31, 2022 was $21.5 million and $31.2 million, respectively, based upon level two inputs in the fair value hierarchy. The carrying value of the debt was $21.4 million and $31.0 million at June 30, 2023 and December 31, 2022, respectively.

(5) Debt and Financing Arrangements

At June 30, 2023 and December 31, 2022, debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	21,358	31,008
Total debt	21,358	31,008
Less: current portion of long-term debt	11,681	14,519
Long-term debt, less current portion	$9,677	$16,489

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

At June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $33.1 million and $31.2 million, respectively, under these credit agreements. The available portion of the 2023 Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements, as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $21.4 million and $31.0 million as of June 30, 2023 and December 31, 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of June 30, 2023 and December 31, 2022, approximately $40.9 million and $60.5 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at June 30, 2023 and December 31, 2022 were 3.9 percent and 3.7 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2023	$5,251
2024	10,604
2025	5,453
2026	995
2027	—
Thereafter	—
Total	22,303
Less: Amounts Representing Interest on Finance Leases	945
Total	$21,358

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to pursue geographic and terminal expansion to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization . Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as the Company continues to work toward improving customer experience, operational efficiencies, safety and company image.

Second Quarter Overview

The Company’s operating revenue decreased by 6.8 percent in the second quarter of 2023 compared to the same period in 2022. This decrease resulted primarily from decreases in fuel surcharge revenue, resulting from lower diesel fuel prices, and decreases in shipments and tonnage. In the second quarter of 2023, LTL shipments were down 3.8 percent and LTL tonnage was down 1.7 percent compared to the prior year quarter. The decreases in revenue were partially offset by improved revenue per shipment, excluding fuel surcharge, due to pricing and changes in business mix.

Consolidated operating income was $120.3 million for the second quarter of 2023 compared to $146.0 million for the second quarter of 2022. Diluted earnings per share were $3.42 in the second quarter of 2023 compared to diluted earnings per share of $4.10 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 82.7 percent in the second quarter of 2023 compared to 80.4 percent in the second quarter of 2022. The Company generated $291.4 million in net cash provided by operating activities in the first six months of 2023 compared with $207.9 million in the same period last year.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2023 and 2022

(unaudited)

			Percent
			Variance
	2023	2022	'23 v. '22
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$694,622	$745,554	(6.8)%
Operating Expenses:
Salaries, wages and employees’ benefits	311,888	295,052	5.7
Purchased transportation	49,771	91,819	(45.8)
Fuel and other operating expenses	168,050	175,746	(4.4)
Depreciation and amortization	44,658	36,944	20.9
Operating Income	120,255	145,993	(17.6)
Operating Ratio	82.7%	80.4%
Nonoperating (Income) Expense	(1,019)	1,437	(170.9)

Working Capital (as of June 30, 2023 and 2022)	311,575	197,227
Cash Flows provided by Operating Activities (year to date)	291,405	207,905
Net Acquisitions of Property and Equipment (year to date)	226,493	155,291

Saia Motor Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,421	1,446	(1.7)
LTL Shipments	1,970	2,048	(3.8)
LTL Revenue per hundredweight	$23.85	$25.05	(4.8)
LTL Revenue per hundredweight, excluding fuel surcharges	$19.96	$19.44	2.7
LTL Revenue per shipment	$344.08	$353.75	(2.7)
LTL Revenue per shipment, excluding fuel surcharges	$287.90	$274.60	4.8
LTL Pounds per shipment	1,443	1,412	2.2
LTL Length of haul	892	910	(2.0)

Quarter and six months ended June 30, 2023 compared to quarter and six months ended June 30, 2022

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2023 decreased 6.8 percent to $694.6 million. This decrease resulted primarily from decreases in fuel surcharge revenue, resulting from lower diesel fuel prices, and from decreases in shipments and tonnage. For the second quarter of 2023, Saia’s LTL tonnage was down 1.7 percent to 1.4 million tons, and LTL shipments decreased 3.8 percent to 2.0 million shipments. Revenue per shipment, excluding fuel surcharge, increased 4.8 percent to $287.90 per shipment for the second quarter of 2023 as a result of changes in business mix and pricing actions. In spite of overall volume declines, our service initiatives, including our network expansion, continue to allow us to support our improved pricing. For the second quarter of 2023, approximately 75 to 80 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented 6.5 and 7.5 percent general rate increases on January 30, 2023 and January 24, 2022, respectively. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations. Fuel surcharge revenue as a percentage of operating revenue decreased to 15.9 percent for the quarter ended

June 30, 2023 compared to 21.7 percent for the quarter ended June 30, 2022, as a result of decreases in the average cost of diesel fuel, pricing structures and changes in mix for the quarter compared to the prior year.

For the six months ended June 30, 2023, operating revenues were $1.4 billion, down 3.7 percent from operating revenues for the six months ended June 30, 2022. This decrease resulted primarily from decreases in fuel surcharge revenue, resulting from lower diesel fuel prices, and from decreases in shipments and tonnage. These decreases were partially offset by increased revenue per shipment, excluding fuel surcharge, during the first six months of 2023 compared to the same period in the prior year. Fuel surcharge revenue as a percentage of operating revenue decreased to 16.8 percent for the six months ended June 30, 2023 compared to 19.4 percent for the six months ended June 30, 2022, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income was $120.3 million in the second quarter of 2023 compared to $146.0 million in the prior year quarter. Overall, the decrease in consolidated operating income was the result of decreased revenue, partially offset by lower operating expenses during the second quarter of 2023. The second quarter of 2023 operating ratio (operating expenses divided by operating revenue) was 82.7 percent compared to 80.4 percent for the same period in 2022.

Salaries, wages and employees’ benefits increased $16.8 million in the second quarter of 2023 compared to the second quarter of 2022. This change was primarily driven by a Company wide wage increase in July of 2022 of approximately 4.3 percent combined with headcount increases which allowed us to optimize our internal resources to support our current volumes and network expansion. Purchased transportation decreased $42.0 million in the second quarter of 2023 compared to the second quarter of 2022 primarily due to a decrease in purchased transportation miles compared to the same period in 2022, in addition to a decrease in cost per mile for purchased transportation. Fuel, operating expenses and supplies decreased by $12.0 million compared to the second quarter of 2022 largely due to decreases in fuel expense during the quarter, partially offset by increased investments in information technology network support, vehicle maintenance costs and an increase in facility costs due to the opening of 11 new facilities since June of 2022. Claims and insurance expense in the second quarter of 2023 was $2.7 million higher than the second quarter of 2022 primarily due to increases in insurance premiums as well as accident related cost inflation. Depreciation and amortization expense increased $7.7 million in the second quarter of 2023 compared to the same period in 2022 primarily due to ongoing investments in revenue equipment and network expansion.

For the six months ended June 30, 2023, consolidated operating income was $219.4 million, down 12.0 percent compared to $249.4 million for the six months ended June 30, 2022. This decrease was largely due to decreased revenue, partially offset by a decrease in operating expenses.

Salaries, wages and benefits increased $26.3 million during the first six months of 2023 compared to the same period last year. This change was primarily driven by a Company wide wage increase in July of 2022 of approximately 4.3 percent combined with headcount increases which allowed us to optimize our internal resources to support our current volumes and network expansion. Purchased transportation decreased $73.6 million for the first six months of 2023 compared to the same period in the prior year primarily due to a decrease in purchase transportation miles, in addition to a decrease in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased $6.8 million during the first six months of 2023 compared to the same period last year largely due to increased vehicle maintenance costs, investments in information technology network support and an increase in facility costs due to the opening of 11 new facilities since the second quarter of 2022. These changes were partially offset by decreases in costs of fuel during the period. During the first six months of 2023, claims and insurance expense was $6.1 million higher than the same period last year primarily due to increases in insurance premiums as well as accident related cost inflation. Depreciation and amortization expense increased $10.6 million during the first six months of 2023 compared to the same period in 2022 primarily due to ongoing investments in revenue equipment and network expansion.

Other

Interest expense in the second quarter of 2023 was lower than the same period in 2022 as the Company continued to pay down finance lease obligations.

Interest income in the second quarter of 2023 was higher than the same period in 2022 due to increased interest rates on higher average deposit balances during the period.

The effective tax rate was 24.7 percent and 24.4 percent for the quarters ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the effective tax rate was 24.0 and 23.6 percent, respectively. For the six months ended June 30, 2023 approximately $17.8 million in cash tax payments were made compared to $71.4 million in the six months ended June 30, 2022 due to the timing of estimated tax payments.

Net income was $91.3 million, or $3.42 per diluted share, in the second quarter of 2023 compared to net income of $109.2 million, or $4.10 per diluted share, in the second quarter of 2022. Net income was $167.4 million, or $6.27 per diluted share for the first six months of 2023 compared to net income of $188.7 million, or $7.08 per diluted share, for the first six months of 2022.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook for the remainder of 2023 is dependent on a number of external factors, including strength of the economy, inflation, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict.

In recent weeks we have learned of concerns surrounding the long-term viability of a large LTL competitor. If the competitor should cease operating, the impact on our operations and financial performance is uncertain and difficult to predict. In the short term, we believe such an event could have both positive and challenging effects on our business operations and financial performance. As freight from the competitor is absorbed into the market, it is uncertain as to how the freight will be redistributed. We believe a cessation could result in an increase in our volumes and resulting revenue. The profitability of any such increased volume is uncertain, as any revenue increases may be offset by higher expenses, or may otherwise be less profitable than our current business. In addition, there is uncertainty around the impact of a cessation of the competitor’s operations on our employees and any potential unionization efforts.

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

If we build market share, including through our geographic and terminal expansion, we expect there to be numerous operating leverage cost benefits. Conversely, should the economy continue to soften, we plan to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and availability and cost of purchased transportation, cost of diesel fuel, cost of insurance, and inflation.

Effective July 2023, the Company implemented a market competitive salary and wage increase for all employees. The compensation increase is expected to be approximately 4.1 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Working capital/capital expenditures

Working capital at June 30, 2023 was $311.6 million, an increase from $197.2 million at June 30, 2022.

Current assets at June 30, 2023 increased by $42.5 million as compared to June 30, 2022, driven by an increase in cash and cash equivalents of $97.1 million partially offset by a decrease in accounts receivable of $57.5 million. Current liabilities decreased by $71.9 million at June 30, 2023 compared to June 30, 2022 largely due to decreases in accounts payable and accruals for wages, vacation and employees’ benefits.

A summary of our cash flows is presented below:

	Six Months
	2023	2022
	(in thousands)
Cash and Cash Equivalents, beginning of period	$187,390	$106,588
Net Cash flows provided by (used in):
Operating activities	291,405	207,905
Investing activities	(226,493)	(155,291)
Financing activities	(17,305)	(21,331)
Net Increase in Cash and Cash Equivalents	47,607	31,283
Cash and Cash Equivalents, end of period	$234,997	$137,871

Cash flows provided by operating activities were $291.4 million for the six months ended June 30, 2023 versus $207.9 million for the six months ended June 30, 2022. The increase is primarily due to changes in working capital compared to the prior year. For the six months ended June 30, 2023, net cash used in investing activities was $226.5 million compared to $155.3 million in the same period last year, a $71.2 million increase. This increase resulted from increased capital expenditures related to real estate and revenue equipment acquisitions as the Company continues to expand its footprint and add density in markets. For the six months ended June 30, 2023, net cash used in financing activities was $17.3 million compared to $21.3 million during the same period last year, as a result of less taxes withheld for equity based compensation shares during the first six months of 2023 compared to the same period in 2022, in addition to higher proceeds from stock option exercises during 2023.

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

The Company currently expects that net capital expenditures in 2023 will be in excess of $400 million, subject to the ongoing evaluation of market conditions. Projected 2023 capital expenditures include normal replacement cycles of revenue equipment and investments in technology. In addition, the Company plans to add revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $226.5 million in the first six months of 2023. Approximately $157.1 million of the 2023 remaining capital budget was committed as of June 30, 2023.

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

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated the Amended Credit Agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments, for a total borrowing capacity of up to $450 million. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants at June 30, 2023.

At June 30, 2023 and December 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $33.1 million and $31.2 million, respectively, under these credit agreements. At June 30, 2023, the Company had $266.9 million in availability under the 2023 Credit Agreement. The available portion of the 2023 Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements, as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $21.4 million and $31.0 million as of June 30, 2023 and December 31, 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at June 30, 2023 and December 31, 2022 were 3.9 percent and 3.7 percent, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Contractual obligations for operating leases at June 30, 2023 totaled $132.1 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $22.3 million at June 30, 2023, which includes both principal and interest amounts. For the remainder of 2023, $0.9 million of interest payments are anticipated based on borrowings and commitments outstanding at June 30, 2023. See Note 5 to the accompanying unaudited condensed consolidated financial statements in this Current Report on Form 10-Q. Purchase obligations at June 30, 2023 were $157.5 million, including commitments of $157.1 million for capital expenditures. As of June 30, 2023, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements and amounts outstanding under the revolving line of credit. As of June 30, 2023 the Company had total outstanding letters of credit of $34.9 million and $56.6 million in surety bonds. Additionally at June 30, 2023, the Company had $266.9 million available under its revolving credit facility, subject to existing debt covenants.

The Company has accrued approximately $4.3 million for uncertain tax positions and $0.5 million for interest and penalties related to the uncertain tax positions as of June 30, 2023. At June 30, 2023, the Company has accrued $94.0 million for claims and insurance liabilities.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2023. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two inputs in the fair value hierarchy. The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2023
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$4.9	$10.2	$5.3	$1.0	$-	$-	$21.4	$21.5
Average interest rate	3.9%	3.9%	4.2%	3.5%	-	-	3.9%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2023 through
April 30, 2023	—	(2)	$—	(2)	—	$—
May 1, 2023 through
May 31, 2023	—	(3)	$—	(3)	—	—
June 1, 2023 through
June 30, 2023	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2023 through April 30, 2023.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2023 through May 31, 2023.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 370 shares of Saia stock at an average price of $313.65 during the period of June 1, 2023 through June 30, 2023.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on July 2, 2021).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.5	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

3.6

Certificate of Elimination filed with the Delaware Secretary of State on December 16, 2010 (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 20, 2010).

10.1	Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe in 2023.*

10.2	Form of Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2023.*

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the quarters ended June 30, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 28, 2023	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer