Form 10-Q
period 2023-09-30
SAIA INC
filed 2023-10-27
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

There were 26,547,937 shares of Common Stock outstanding at October 25, 2023.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2023	December 31, 2022
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$249,262	$187,390
Accounts receivable, net	345,940	290,306
Prepaid expenses	28,485	22,525
Income tax receivable	14,434	23,438
Other current assets	7,472	7,227
Total current assets	645,593	530,886
Property and Equipment, at cost	2,789,357	2,478,824
Less: accumulated depreciation and amortization	1,115,858	996,204
Net property and equipment	1,673,499	1,482,620
Operating Lease Right-of-Use Assets	126,122	120,455
Goodwill and Identifiable Intangibles, net	17,509	18,149
Other Noncurrent Assets	22,596	22,600
Total assets	$2,485,319	$2,174,710
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$112,594	$99,792
Wages, vacation and employees’ benefits	77,721	66,684
Claims and insurance accruals	46,047	45,481
Other current liabilities	25,090	22,684
Current portion of long-term debt	10,971	14,519
Current portion of operating lease liability	26,805	24,925
Total current liabilities	299,228	274,085
Other Liabilities:
Long-term debt, less current portion	7,963	16,489
Operating lease liability, less current portion	102,848	98,581
Deferred income taxes	163,267	145,771
Claims, insurance and other	62,550	60,443
Total other liabilities	336,628	321,284
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,547,937 and 26,464,197 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	27	26
Additional paid-in-capital	282,175	277,366
Deferred compensation trust, 69,682 and 69,982 shares of common stock at cost at September 30, 2023 and December 31, 2022, respectively	(5,565)	(5,248)
Retained earnings	1,572,826	1,307,197
Total stockholders’ equity	1,849,463	1,579,341
Total liabilities and stockholders’ equity	$2,485,319	$2,174,710

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2023 and 2022

(unaudited)

	Third Quarter		Nine Months
	2023	2022	2023	2022
	(in thousands, except per share data)
Operating Revenue	$775,144	$729,561	$2,130,301	$2,136,331
Operating Expenses:
Salaries, wages and employees' benefits	344,605	297,247	955,449	881,762
Purchased transportation	76,746	85,452	173,244	255,519
Fuel, operating expenses and supplies	144,282	145,461	419,397	413,762
Operating taxes and licenses	17,018	16,261	51,540	48,813
Claims and insurance	18,024	15,988	49,039	40,940
Depreciation and amortization	45,618	40,682	133,156	117,578
Other operating, net	416	115	643	160
Total operating expenses	646,709	601,206	1,782,468	1,758,534
Operating Income	128,435	128,355	347,833	377,797
Nonoperating (Income) Expenses:
Interest expense	454	581	1,600	1,941
Interest income	(2,423)	(72)	(3,050)	(134)
Other, net	157	140	(1,336)	1,206
Nonoperating (income) expenses, net	(1,812)	649	(2,786)	3,013
Income Before Income Taxes	130,247	127,706	350,619	374,784
Income Tax Provision	32,034	29,815	84,990	88,224
Net Income	$98,213	$97,891	$265,629	$286,560

Weighted average common shares outstanding – basic	26,644	26,539	26,626	26,506
Weighted average common shares outstanding – diluted	26,779	26,676	26,755	26,663

Basic Earnings Per Share	$3.69	$3.69	$9.98	$10.81
Diluted Earnings Per Share	$3.67	$3.67	$9.93	$10.75

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2023 and 2022

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341
Stock compensation, including options and long-term incentives	—	—	2,225	—	—	2,225
Exercise of stock options, less shares withheld for taxes	21	—	2,204	—	—	2,204
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(8,928)	—	—	(8,927)
Purchase of shares by Deferred Compensation Trust	—	—	474	(474)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(67)	67	—	—
Net income	—	—	—	—	76,097	76,097
Balance at March 31, 2023	26,533	$27	$273,274	$(5,655)	$1,383,294	$1,650,940

Stock compensation, including options and long-term incentives	—	—	2,500	—	—	2,500
Director deferred share activity	2	—	1,417	—	—	1,417
Exercise of stock options, less shares withheld for taxes	—	—	46	—	—	46
Sale of shares by Deferred Compensation Trust	—	—	(29)	29	—	—
Net income	—	—	—	—	91,319	91,319
Balance at June 30, 2023	26,535	$27	$277,208	$(5,626)	$1,474,613	$1,746,222

Stock compensation, including options and long-term incentives	—	—	2,686	—	—	2,686
Exercise of stock options, less shares withheld for taxes	12	—	2,541	—	—	2,541
Shares issued for long-term incentive awards, net of shares withheld for taxes	1	—	(199)	—	—	(199)
Sale of shares by Deferred Compensation Trust	—	—	(61)	61	—	—
Net income	—	—	—	—	98,213	98,213
Balance at September 30, 2023	26,548	$27	$282,175	$(5,565)	$1,572,826	$1,849,463

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2021	26,337	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	2,056	—	—	2,056
Exercise of stock options, less shares withheld for taxes	10	—	907	—	—	907
Shares issued for long-term incentive awards, net of shares withheld for taxes	61	—	(11,230)	—	—	(11,230)
Purchase of shares by Deferred Compensation Trust	—	—	2,445	(2,445)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(1,066)	1,066	—	—
Net income	—	—	—	—	79,424	79,424
Balance at March 31, 2022	26,408	$26	$267,745	$(5,480)	$1,029,199	$1,291,490

Stock compensation, including options and long-term incentives	—	—	1,756	—	—	1,756
Director deferred share activity	3	—	1,170	—	—	1,170
Exercise of stock options, less shares withheld for taxes	1	—	101	—	—	101
Purchase of shares by Deferred Compensation Trust	—	—	631	(631)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(8)	8	—	—
Net income	—	—	—	—	109,245	109,245
Balance at June 30, 2022	26,412	$26	$271,395	$(6,103)	$1,138,444	$1,403,762

Stock compensation, including options and long-term incentives	—	—	1,894	—	—	1,894
Exercise of stock options less shares withheld for taxes	48	—	3,408	—	—	3,408
Shares issued for long-term incentive awards, net of shares withheld for taxes	2	—	(473)	—	—	(473)
Purchase of shares by Deferred Compensation Trust	—	—	93	(93)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(959)	959	—	—
Net income	—	—	—	—	97,891	97,891
Balance at September 30, 2022	26,462	$26	$275,358	$(5,237)	$1,236,335	$1,506,482

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(unaudited)

	Nine Months
	2023	2022
	(in thousands)
Operating Activities:
Net income	$265,629	$286,560
Noncash items included in net income:
Depreciation and amortization	133,156	117,578
Deferred income taxes	17,496	824
Other, net	12,158	268
Changes in operating assets and liabilities:
Accounts receivable	(58,005)	(60,684)
Accounts payable	25,160	392
Change in other assets and liabilities, net	20,674	(864)
Net cash provided by operating activities	416,268	344,074
Investing Activities:
Acquisition of property and equipment	(340,528)	(279,057)
Proceeds from disposal of property and equipment	2,141	1,061
Other	1,379	—
Net cash used in investing activities	(337,008)	(277,996)
Financing Activities:
Repayments of revolving credit agreement	—	(1,000)
Borrowings of revolving credit agreement	—	1,000
Proceeds from stock option exercises	4,791	4,416
Shares withheld for taxes	(9,126)	(11,703)
Repayment of finance leases	(12,074)	(15,554)
Other financing activity	(979)	—
Net cash used in financing activities	(17,388)	(22,841)
Net Increase in Cash and Cash Equivalents	61,872	43,237
Cash and Cash Equivalents, beginning of period	187,390	106,588
Cash and Cash Equivalents, end of period	$249,262	$149,825

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Operating results for the quarter and nine months ended September 30, 2023 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2023.

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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2023	2022	2023	2022
Numerator:
Net income	$98,213	$97,891	$265,629	$286,560
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,644	26,539	26,626	26,506
Dilutive effect of share-based awards	135	137	129	157
Denominator for diluted earnings per share–adjusted weighted average common shares	26,779	26,676	26,755	26,663

Basic Earnings Per Share	$3.69	$3.69	$9.98	$10.81

Diluted Earnings Per Share	$3.67	$3.67	$9.93	$10.75

For the quarter and nine months ended September 30, 2023, options and restricted stock for 5,370 and 6,154 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the quarter and nine months ended September 30, 2022, options and restricted stock for 43,602 and 27,598 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2023 and December 31, 2022, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2023 and December 31, 2022 was $18.5 million and $31.2 million, respectively, based upon level two inputs in the fair value hierarchy. The carrying value of the debt was $18.9 million and $31.0 million at September 30, 2023 and December 31, 2022, respectively.

(5) Debt and Financing Arrangements

At September 30, 2023 and December 31, 2022, debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Credit Agreement with Banks, described below	$—	$—
Finance Leases, described below	18,934	31,008
Total debt	18,934	31,008
Less: current portion of long-term debt	10,971	14,519
Long-term debt, less current portion	$7,963	$16,489

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

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated the Amended Credit Agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million and $31.2 million, respectively, under these credit agreements. The available portion of the 2023 Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements, as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms collateralized by revenue equipment. Total liabilities recognized under finance leases were $18.9 million and $31.0 million as of September 30, 2023 and December 31, 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of September 30, 2023 and December 31, 2022, approximately $39.7 million and $60.5 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at September 30, 2023 and December 31, 2022 were 3.9 percent and 3.7 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years are as follows (in thousands):

Amount
2023	$2,626
2024	10,604
2025	5,453
2026	995
2027	—
Thereafter	—
Total	19,678
Less: Amounts Representing Interest on Finance Leases	744
Total	$18,934

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
•
international conflicts and geopolitical instability;
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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes to build density in existing geography and to pursue geographic and terminal expansion to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization. Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as the Company continues to work toward improving customer experience, operational efficiencies, safety and company image.

Third Quarter Overview

The Company’s operating revenue increased by 6.2 percent in the third quarter of 2023 compared to the same period in 2022. This increase resulted primarily from increases in shipments and tonnage partially as a result of the redistribution of freight due to industry consolidation. This increase was partially offset by decreases in fuel surcharge revenue, resulting from lower diesel fuel prices. In the third quarter of 2023, LTL shipments per workday were up 12.2 percent and LTL tonnage per workday was up 6.7 percent compared to the prior year quarter. Additionally, increases in revenue were driven by improved revenue per hundredweight and revenue per shipment, excluding fuel surcharge, due to pricing and changes in business mix.

Consolidated operating income of $128.4 million for the third quarter of 2023 was relatively flat compared to the third quarter of 2022. Diluted earnings per share of $3.67 in the third quarter of 2023 was also flat compared to the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 83.4 percent in the third quarter of 2023 compared to 82.4 percent in the third quarter of 2022. The Company generated $416.3 million in net cash provided by operating activities in the first nine months of 2023 compared with $344.1 million in the same period last year.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, financial condition, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2023 and 2022

(unaudited)

			Percent
			Variance
	2023	2022	'23 v. '22
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment and length of haul)
Operating Revenue	$775,144	$729,561	6.2%
Operating Expenses:
Salaries, wages and employees’ benefits	344,605	297,247	15.9
Purchased transportation	76,746	85,452	(10.2)
Fuel and other operating expenses	179,740	177,825	1.1
Depreciation and amortization	45,618	40,682	12.1
Operating Income	128,435	128,355	0.1
Operating Ratio	83.4%	82.4%
Nonoperating (Income) Expense	(1,812)	649	(379.2)

Working Capital (as of September 30, 2023 and 2022)	346,365	212,933
Cash Flows provided by Operating Activities (year to date)	416,268	344,074
Net Acquisitions of Property and Equipment (year to date)	338,387	277,996

Saia Motor Freight Operating Statistics:
Workdays	63	64
LTL Tonnage	1,467	1,397	5.0
LTL Shipments	2,158	1,954	10.4
LTL Revenue per hundredweight	$25.87	$25.10	3.1
LTL Revenue per hundredweight, excluding fuel surcharge	$21.39	$19.74	8.4
LTL Revenue per shipment	$351.64	$359.04	(2.1)
LTL Revenue per shipment, excluding fuel surcharge	$290.79	$282.41	3.0
LTL Pounds per shipment	1,360	1,431	(5.0)
LTL Length of haul	896	897	(0.1)

Quarter and nine months ended September 30, 2023 compared to quarter and nine months ended September 30, 2022

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2023 increased 6.2 percent to $775.1 million. This increase resulted primarily from increases in shipments and tonnage partially as a result of the redistribution of freight due to industry consolidation. This increase was partially offset by decreases in fuel surcharge revenue as a result of lower diesel fuel prices. For the third quarter of 2023, Saia’s LTL tonnage was up 5.0 percent to 1.5 million tons, and LTL shipments increased 10.4 percent to 2.2 million total shipments. LTL revenue per hundredweight, excluding fuel surcharge, increased 8.4 percent to $21.39 per hundredweight for the third quarter of 2023 as a result of changes in business mix and pricing actions. For the third quarter of 2023, approximately 75 to 80 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 20 to 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented 6.5 and 7.5 percent general rate increases on January 30, 2023 and January 24, 2022, respectively. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations. Fuel surcharge revenue as a percentage of operating revenue decreased to 16.9 percent for the quarter ended

September 30, 2023 compared to 20.5 percent for the quarter ended September 30, 2022, as a result of decreases in the average cost of diesel fuel, pricing structures and changes in mix for the quarter compared to the prior year.

For the nine months ended September 30, 2023, operating revenues were $2.1 billion, down 0.3 percent from operating revenues for the nine months ended September 30, 2022. Shipments and tonnage were relatively flat year over year. Decreases in fuel surcharge revenue, resulting from lower diesel fuel prices, were partially offset by increased revenue per shipment, excluding fuel surcharge, during the first nine months of 2023 compared to the same period in the prior year. Fuel surcharge revenue as a percentage of operating revenue decreased to 16.9 percent for the nine months ended September 30, 2023 compared to 19.8 percent for the nine months ended September 30, 2022, as a result of decreases in the cost of fuel.

Operating expenses and margin

Consolidated operating income of $128.4 million for the third quarter of 2023 was relatively flat compared to the third quarter of 2022. Overall, increased operating revenue was primarily offset by increased salaries, wages and employees’ benefits as well as depreciation and amortization expense during the third quarter of 2023. The third quarter of 2023 operating ratio (operating expenses divided by operating revenue) was 83.4 percent compared to 82.4 percent for the same period in 2022.

Salaries, wages and employees’ benefits increased $47.4 million in the third quarter of 2023 compared to the third quarter of 2022. This change was primarily driven by increases in employee hours and headcount in response to overall increased volumes during the quarter combined with a Company-wide wage increase in July of 2023 of approximately 4.1 percent. Purchased transportation decreased $8.7 million in the third quarter of 2023 compared to the third quarter of 2022 primarily due to a decrease in non-asset truckload volume in addition to a decrease in cost per mile, partially offset by an increase in LTL purchased transportation miles compared to the same period in 2022. Fuel, operating expenses and supplies decreased by $1.2 million compared to the third quarter of 2022 largely due to decreases in fuel expense during the quarter, partially offset by increased vehicle maintenance costs and facility costs. Claims and insurance expense in the third quarter of 2023 was $2.0 million higher than the third quarter of 2022 primarily due to increases in insurance premiums as well as accident related self-insurance costs. Depreciation and amortization expense increased $4.9 million in the third quarter of 2023 compared to the same period in 2022 primarily due to ongoing investments in revenue equipment and network expansion.

For the nine months ended September 30, 2023, consolidated operating income was $347.8 million, down 7.9 percent compared to $377.8 million for the nine months ended September 30, 2022. This decrease was largely due to increased salaries, wages and employee’s benefits, partially offset by a decrease in purchased transportation and fuel expense.

Salaries, wages and employees’ benefits increased $73.7 million during the first nine months of 2023 compared to the same period last year. This change was primarily driven by a Company-wide wage increase in July 2023 of approximately 4.1 percent combined with headcount increases which allowed us to optimize our internal resources to support our current volumes and network expansion. Purchased transportation decreased $82.3 million for the first nine months of 2023 compared to the same period in the prior year primarily due to a decrease in purchased transportation miles in addition to a decrease in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased $5.6 million during the first nine months of 2023 compared to the same period last year largely due to increased vehicle maintenance costs, investments in information technology network support and an increase in facility costs. These changes were partially offset by decreases in costs of fuel during the period. During the first nine months of 2023, claims and insurance expense was $8.1 million higher than the same period last year primarily due to increases in insurance premiums as well as accident related self-insurance costs. Depreciation and amortization expense increased $15.6 million during the first nine months of 2023 compared to the same period in 2022 primarily due to ongoing investments in revenue equipment and network expansion.

Other

Interest expense for the quarter and nine months ended September 30, 2023 was lower than the same period in 2022 as the Company continued to pay down finance lease obligations.

Interest income for the quarter and nine months ended September 30, 2023 was higher than the same period in 2022 due to increased interest rates on higher average deposit balances during the period.

The effective tax rate was 24.6 percent and 23.3 percent for the quarters ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the effective tax rate was 24.2 and 23.5 percent, respectively. For the nine months ended September 30, 2023 approximately $57.8 million in net cash tax payments were made compared to $102.1 million in the nine months ended September 30, 2022 due to the timing of estimated tax payments.

Net income was $98.2 million, or $3.67 per diluted share, in the third quarter of 2023 compared to net income of $97.9 million, or $3.67 per diluted share, in the third quarter of 2022. Net income was $265.6 million, or $9.93 per diluted share, for the first nine months of 2023 compared to net income of $286.6 million, or $10.75 per diluted share, for the first nine months of 2022.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook for the remainder of 2023 and beyond is dependent on a number of external factors, including strength of the economy, inflation, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict.

As the market continues to absorb the redistribution of volumes resulting from a large LTL competitor ceasing operations, we believe both positive and challenging effects remain on our business operations and financial performance. The profitability related to any increased volume resulting from the redistribution is uncertain, as revenue increases may be offset by higher costs, or may otherwise be less profitable than our historical business due to changes in freight characteristics.

We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expansion of our geographic and terminal network, as well as pricing and yield management. On January 30, 2023 and January 24, 2022 Saia implemented 6.5 and 7.5 percent general rate increases, respectively, for customers comprising approximately 20 to 25 percent of Saia’s operating revenue. The success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

If we build market share, including through our geographic and terminal expansion, we expect there to be numerous operating leverage cost benefits. Conversely, should the economy soften, we plan to match resources and capacity to shifting volume levels in an effort to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and availability and cost of purchased transportation, cost of diesel fuel, cost of insurance, and inflation.

Effective July 2023, the Company implemented a market competitive salary and wage increase for all employees. The compensation increase was approximately 4.1 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Working capital/capital expenditures

Working capital at September 30, 2023 was $346.4 million, an increase from $212.9 million at September 30, 2022.

Current assets at September 30, 2023 increased by $94.2 million as compared to September 30, 2022, driven by an increase in cash and cash equivalents of $99.4 million and accounts receivable of $10.3 million, partially offset by a decrease in prepaid expenses of $19.4 million. Current liabilities decreased by $39.2 million at September 30, 2023 compared to September 30, 2022 primarily related to a decrease in claims and insurance accruals largely due to the settlement of certain outstanding claims.

A summary of our cash activity is presented below:

	Nine Months
	2023	2022
	(in thousands)
Cash and Cash Equivalents, beginning of period	$187,390	$106,588
Net Cash flows provided by (used in):
Operating activities	416,268	344,074
Investing activities	(337,008)	(277,996)
Financing activities	(17,388)	(22,841)
Net Increase in Cash and Cash Equivalents	61,872	43,237
Cash and Cash Equivalents, end of period	$249,262	$149,825

Cash flows provided by operating activities were $416.3 million for the nine months ended September 30, 2023 versus $344.1 million for the nine months ended September 30, 2022. The increase is primarily due to changes in working capital compared to the prior year, partially offset by decreased net income compared to the prior period. For the nine months ended September 30, 2023, net cash used in investing activities was $337.0 million compared to $278.0 million in the same period last year, a $59.0 million increase. This increase resulted from increased capital expenditures as the Company continues to expand its footprint and add density in markets. For the nine months ended September 30, 2023, net cash used in financing activities was $17.4 million compared to $22.8 million during the same period last year, as a result of decreased capital lease payments and less taxes withheld and remitted for equity based compensation shares during the first nine months of 2023 compared to the same period in 2022.

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

The Company currently expects that net capital expenditures in 2023 will be in excess of $400 million, subject to the ongoing evaluation of market conditions. Projected 2023 capital expenditures include normal replacement cycles of revenue equipment and investments in technology. In addition, the Company plans to add revenue equipment and real estate investments to support growth initiatives. Net capital expenditures were $338.4 million in the first nine months of 2023. Approximately $139.8 million of the 2023 remaining capital budget was committed as of September 30, 2023.

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

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated the Amended Credit Agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants at September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million and $31.2 million, respectively, under these credit agreements. At September 30, 2023, the Company had $267.9 million in availability under the 2023 Credit Agreement. The available portion of the 2023 Credit Agreement may be used for general corporate purposes, including capital expenditures, working capital and letter of credit requirements, as needed.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $18.9 million and $31.0 million as of September 30, 2023 and December 31, 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at September 30, 2023 and December 31, 2022 were 3.9 percent and 3.7 percent, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s revolving line of credit. Contractual obligations for operating leases at September 30, 2023 totaled $154.5 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $19.7 million at September 30, 2023, which includes both principal and interest amounts. For the remainder of 2023, $0.4 million of interest payments are anticipated based on borrowings and commitments outstanding at September 30, 2023. See Note 5 to the accompanying unaudited condensed consolidated financial statements in this Current Report on Form 10-Q. Purchase obligations at September 30, 2023 were $141.7 million, including commitments of $141.1 million for capital expenditures. As of September 30, 2023, the revolving line of credit had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements and amounts outstanding under the revolving line of credit. As of September 30, 2023 the Company had total outstanding letters of credit of $33.9 million and $56.4 million in surety bonds. Additionally at September 30, 2023, the Company had $267.9 million available under its revolving credit facility, subject to existing debt covenants.

The Company has accrued approximately $4.6 million for uncertain tax positions and $0.5 million for interest and penalties related to the uncertain tax positions as of September 30, 2023. At September 30, 2023, the Company has accrued $93.1 million for claims and insurance liabilities.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2023. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of the fixed rate debt (in millions) was estimated based upon level two inputs in the fair value hierarchy. The fair value of finance leases is based on current market interest rates for similar types of financial instruments.

	Expected maturity date						2023
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Fixed rate debt	$2.4	$10.2	$5.3	$1.0	$-	$-	$18.9	$18.5
Average interest rate	3.9%	3.9%	4.2%	3.5%	-	-	3.9%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2023 through
July 31, 2023	—	(2)	$—	(2)	—	$—
August 1, 2023 through
August 31, 2023	—	(3)	$—	(3)	—	—
September 1, 2023 through
September 30, 2023	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 760 shares of Saia stock at an average price of $388.11 during the period of July 1, 2023 through July 31, 2023.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of August 1, 2023 through August 31, 2023.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2023 through September 30, 2023.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 26, 2006).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on July 2, 2021).

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on June 9, 2022).

3.5	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2023 and 2022 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the quarters ended September 30, 2023 and 2022 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 27, 2023	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer