Form 10-K
period 2023-12-31
SAIA INC
filed 2024-02-23
CIK 1177702

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $9,085,980,151 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of Common Stock outstanding as of February 16, 2024 was 26,587,167.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2023, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 25, 2024, have been incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2023, Saia LTL Freight operated a network comprised of 198 owned and leased facilities, including three general offices and one warehouse. At December 31, 2023, Saia LTL Freight owned approximately 6,500 tractors and 22,100 trailers, including equipment acquired with finance leases.

Over the past five years, Saia has invested in excess of $1.5 billion in capital expenditures, primarily for real estate, revenue equipment and technology. The real estate investments have been made to support Saia’s long-term strategy of expanding our footprint in both new and existing markets in order to be closer to our customers and support our goals to gain market share. Equipment and technology investments have been made to support this growth as well as improve our fleet. The investments have provided us improved fuel economy, enhanced safety features across the fleet and reduced carbon emissions. We have also made investments in technology to support our growth, including investments in network optimization, data analytics around operations and profitability, customer service, training and business processes.

In January 2024 Saia closed on the purchase of 17 freight terminals and acquired leases for an additional 11 terminals through the Chapter 11 bankruptcy proceedings of Yellow Corporation. Over time Saia intends to integrate these terminals into its network to allow for more direct service to the customer.

In 2023, Saia generated revenue of $2.9 billion and operating income of $460.5 million compared to revenue of $2.8 billion and operating income of $470.5 million in 2022. In 2023, the average Saia LTL Freight shipment weighed approximately 1,386 pounds and traveled an average distance of approximately 894 miles. In 2022, the average Saia LTL Freight shipment weighed approximately 1,422 pounds and traveled an average distance of approximately 904 miles.

Industry

The trucking industry consists of three segments: a private fleet segment and two “for-hire” carrier segments. The private fleet segment consists of fleets owned and operated by shippers who move their own goods. The two “for-hire” carrier segments, truckload and LTL, are defined by the typical shipment sizes handled by the transportation service companies. Truckload refers to providers generally transporting shipments greater than 10,000 pounds and LTL refers to providers generally transporting shipments less than 10,000 pounds. Saia is primarily an LTL carrier. In addition to the three main trucking segments, Saia also competes with small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

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

The truckload segment is the largest portion of the “for-hire” carrier market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling.

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

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of freight terminals, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 32,000 shipments per day, each of which has a shipper and consignee, and sometimes a third-party payor, all of whom need access to information in a timely manner. In addition to customer service, technology plays a key role in improving operations efficiency and compliance, safety and revenue management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players operating nationally or in regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. In recent years, Saia has largely grown through organic growth, which it intends to continue going forward.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continuously emphasize the importance of safe operations to reduce both the frequency and severity of injuries and accidents. As part of our ongoing replacement and growth of our tractor fleet, we are adding accident avoidance technology in our new over-the-road tractors, including active braking assistance, adaptive cruise control, lane departure warning systems and roll stability control. This emphasis on safe operations is important to protect our employees and the communities in which we operate. A safety first focus has the added benefit of helping to control inflationary insurance costs.

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

The foundation of Saia’s growth strategy is consistent delivery of high quality service through on-time delivery and reduced claims for lost and damaged freight. Customers value commitment to service quality, which allows us to charge fair compensation for our services and positions us to improve market share.

Continue to focus on improving operating efficiencies.

We have operating initiatives focused on continuing to improve efficiency, including optimizing our linehaul scheduling and pick-up and delivery operations. These initiatives help offset a variety of structural cost increases like wages, healthcare benefits, casualty insurance, workers’ compensation claims, casualty claims and parts and maintenance expense. Optimizing our linehaul scheduling and pick-up and delivery operations provides the opportunity to better utilize assets and thus improve fuel consumption and carbon emissions. We believe we continue to be well positioned to manage costs, utilize assets and explore additional opportunities for cost savings.

Continue growing the organization through an enhanced geographic terminal footprint.

We plan to further pursue geographic expansion and build additional density in markets to promote profitable growth and improve our customer value proposition over time. As a result, we plan to continue to invest in new terminals, in our tractor and trailer fleet and in new technology to enable us to efficiently handle the increased volume we anticipate within new and existing markets. In addition to direct expansion through adding new terminals, we may consider acquisitions from time to time to help expand geographic reach and density while gaining the business base of the acquired entity.

Continue to address environmental and social issues.

We are dedicated to building on our strong, positive culture by being a leading corporate citizen for the benefit of our customers, employees, communities and stockholders. In recent years, we have invested heavily in our tractor and trailer fleet to improve fuel efficiency and reduce carbon emissions, while also improving safety and reliability and lowering maintenance expenses. We are also working to optimize our linehaul scheduling and pick-up and delivery operations to better utilize our assets and thus further improve fuel consumption and carbon emissions. We are conducting pilot programs involving the use of alternative fuels for our operations, including testing of tractors powered by compressed natural gas and electricity. We have procedures that are designed to reduce the risk of spills of hazardous materials that we transport and to quickly and efficiently react to any environmental incidents. At our terminals, we have implemented electricity-saving procedures, and we have conservation initiatives in place to recycle used oil, scrap metal, paper, tires and batteries. Additionally, we are using best practices of including green initiatives where possible in our newly constructed terminals.

Based on the most recently available rankings, for 2022, Saia continued to maintain high marks in the EPA’s SmartWay Carrier Performance Rankings for LTL carriers for carbon dioxide, nitrogen oxide and particulate matter emissions per ton-mile. We have also participated in the EPA’s SmartWay Program since 2006, which assists companies with advancing supply chain sustainability by measuring, benchmarking and improving freight transportation efficiency.

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

Seasonality

Our revenues are subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest quarter while the second and third quarters are the strongest quarters in terms of revenue and profit. Quarterly profitability is also impacted by the timing of salary and wage increases and general rate increases, which have varied over the years.

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

Our nearly 14,000 union-free employees are comprised of about 50% licensed commercial drivers, about 25% dock workers (approximately one-quarter of whom are part-time) and the remaining 25% work in sales, technology and administration to support our business. Approximately 88% of our workforce is male. Approximately 46% of our employees have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. Additionally, more than 75% of our workforce is under the age of 55, while our driver average tenure is seven years.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to affordable and convenient medical programs intended to meet their physical and emotional needs and the needs of their families, with 95% of employees participating in our benefits programs. To foster retention, employees with ten or more years of service do not pay premiums for participation in the medical program. In addition to standard medical coverage, we offer eligible employees dental and vision coverage. Additionally, we strive to help employees lead healthier lives through a voluntary wellness program aimed at engaging employees to promote proactive evaluation, tracking and management of major health and wellness indicators, such as blood pressure, weight, and routine blood laboratory analysis. The program has an annual participation rate of approximately 78% of our employee base.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days. These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees. We assess the competitiveness of our compensation by principal job classifications in markets across the country through periodic compensation surveys. Company-wide wage increases are also implemented from time-to-time, including an approximate 4.1% wage increase in July 2023, excluding executives.

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

Recruiting, Hiring, Training and Professional Development.

We seek to hire employees with the desire that they spend their career with us to retirement. With that in mind, identifying qualified candidates and attracting them with competitive compensation and benefits is key to our success. We have regional recruiting managers across the Company to help meet our hiring needs. If necessary, and to attract the most qualified candidates, we offer periodic signing bonuses to new hires.

More than 300 of our drivers also serve as driver trainers to assist in providing all new drivers with over 40 hours of training. We annually train drivers in defensive driving processes with emphasis on special operations in addition to weekly safety training through various mediums, including videos and group and individual presentations on diverse safety topics. Our tractor fleet is equipped with extensive safety technology, including video recording systems which enable managers to provide coaching and feedback to drivers throughout the year. Our dock employees also receive onboarding instruction which is supplemented with on-going safety and job training. Employees who express an interest in a long-term driving career can enroll in a Company-sponsored dock-to-driver program to obtain the necessary commercial driver certifications. Annual safety awards and recognition are given to drivers, mechanics and dock employees who qualify.

Diversity, Equity and Inclusion.

We are committed to fostering a work environment that values and promotes diversity, equity and inclusion. We pride ourselves in the fair treatment of our employees and strive to have a high level of employee satisfaction and productivity. We use periodic employee engagement surveys as well as compensation surveys to measure our success in meeting our employees' needs in the workplace.

We seek to promote workplace diversity and to create a spirit of inclusivity in our Company that encourages authenticity, celebrates our differences and supports collaborative effort gathered from the unique experiences and diverse perspectives of our employees.

Saia's commitment to diversity, equity, and inclusion is a cornerstone of our organizational culture, exemplified by the establishment of the Diversity, Equity, and Inclusion Council in 2021 and later transitioning to a Diversity, Equity, and Inclusion Steering Committee emphasizing the enhancement of representation, retention, and overall engagement within Saia.

Our Steering Committee embodies a cross-functional perspective on diversity-related issues, striving to promote a culture where individual differences are respected, and all employees are valued for their contributions. Through continuous examination of processes and systems, the Committee ensures the encouragement of attraction, engagement, development, and retention of a diverse workforce through inclusive leadership principles.

Employee Engagement.

We focus on driving employee engagement throughout our organization. We believe it is important to our success as an organization for our employees to understand how their work contributes to our overall performance. We communicate with our workforce through a variety of channels and encourage open and direct communication. Our communication starts with an employee’s manager and is supplemented by a variety of means, including regular industry updates, a monthly magazine, reports on quarterly performance directly from the CEO and executive team and annual employee engagement surveys.

Corporate Culture.

Our mission is to safely drive our customers' success with custom solutions built on the three pillars of our service-focused values: people, purpose and performance. Our core values place the Customer First as they are the heart of the business. Safety is a unifying fundamental behavior and practice that supports our Company’s purpose and goals. Taking Care of Each Other is rooted in our leadership team caring for our employees and our employees caring for each other. Every employee deserves to be treated with Dignity and Respect. Our emphasis to Do the Right Thing focuses on making the ethical choice. Ultimately, we seek and embrace our responsibility to the Community where we live and operate.

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

Regulation

Over the past 40 years, the trucking industry has been substantially deregulated and rates and services are largely free of regulatory controls. Nevertheless, the trucking industry remains subject to regulation by many federal, state and local governmental agencies, and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, insurance requirements, employment practices, taxation, data privacy and security, financial reporting, fuel efficiency and emissions standards and the transportation and handling of hazardous materials.

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

The FMCSA’s Compliance Safety Accountability Program (CSA) is an enforcement and compliance model that assesses a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings in the following categories: unsafe driving; hours-of-service compliance; driver fitness; controlled substances/alcohol; vehicle maintenance; hazardous material compliance; and crash indicators. The evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions or enforcement action.

The FMCSA established the Commercial Driver’s License Drug and Alcohol Clearinghouse (DAC) in 2020, which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers. The DAC requires us to check for current and prospective employee’s drug and alcohol violations and annually query for violations of each driver we employ. In November 2023, the FMCSA issued a warning that by November 2024, drivers with a prohibited status in the DAC will lose or be denied their state issued commercial driving privileges.

The Infrastructure Investment and Jobs Act signed into law in 2021 requires the FMCSA to establish an apprenticeship pilot program that allows drivers between the ages of 18-20 with an intrastate commercial driver’s license to operate in interstate commerce under certain conditions. In response to this requirement, the FMCSA established the Safe Driver Apprenticeship Pilot Program (SDAP) in January 2022. Although carriers are not currently mandated to participate, we may participate in SDAP to help address driver shortages in the future. Participation in the program may affect our delivery times, increase our cost of operations, and affect the costs of transportation to maintain compliance.

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

Environmental Regulations.

Our operations are subject to U.S. federal, state, local, and foreign regulations with regard to air and water quality and other environmental matters. Regulation in this area continues to evolve with changes in the enforcement of existing regulations, as well as the enactment and enforcement of new regulations that may require us or our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Specifically, the EPA has issued regulations reducing the sulfur content of diesel fuel and reducing engine emissions. These regulations increased the cost of replacing and maintaining trucks. Future environmental laws in this area could further increase our costs and impact our operations.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

The EPA and DOT have announced fuel efficiency standards for medium and heavy-duty trucks, which require a reduction of up to 25 percent in carbon emissions over the next decade. In August 2021, the EPA announced its “Clean Trucks Plan,” which aimed to develop new rules over a three-year timeframe to reduce greenhouse gas emissions and other air pollutants from heavy-duty trucks. In December 2022, the EPA finalized the first phase of the Clean Trucks Plan by adopting a final rule that sets more stringent nitrogen oxides emission standards for new heavy-duty vehicles and engines starting in model year 2027. This rule could impose substantial costs on us. In April 2023, the EPA proposed a new rule under the Clean Trucks Plan that would implement more stringent standards to reduce greenhouse gas emissions from heavy-duty vehicles by reducing carbon emissions and increasing use of zero-emission vehicle technology. Several states have individually enacted and may continue to enact legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by the California Air Resources Board (CARB). In December 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions by heavy-duty engines. CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. CARB’s Advanced Clean Truck regulation is designed to ensure that zero-emission vehicles are brought to market in California. That regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales starting with model year 2024. By 2035, zero-emission truck/chassis sales must account for 40% of truck tractor sales in the state. In April 2023, CARB adopted the Advanced Clean Fleets regulation mandating that operators of 50 or more trucks must operate fleets comprised of an increasing percentage of zero-emission vehicles. The regulation includes a phase-in period from 2027 to 2045, depending on the class of vehicle. Other states have signed a multi-state agreement to require 100% sales of zero-emission trucks by 2050.

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules and regulations issued by the Food and Drug Administration (FDA) to provide for the security of food and foodstuffs throughout the supply chain. The FDA has issued a final rule to establish certain requirements under the Sanitary Food and Transportation Act (SFTA) for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to promote best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Under the SFTA requirements, carriers are required to develop and implement written procedures subject to recordkeeping that specify its practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment. Continued compliance with current and future SFTA requirements may cause us to incur additional expenses and affect our operations.

Data Privacy Regulations.

There have been increased legislative and regulatory efforts regarding data protection and transparency in how customer data is used and stored in the U.S. and other countries. As a transportation and logistics provider, we collect and process significant amounts of customer data.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows:

Name	Age	Positions Held

Frederick J. Holzgrefe, III	56

President and Chief Executive Officer of Saia, Inc. since April 2020. Mr. Holzgrefe served as President and Chief Operating Officer of Saia, Inc. from January 2019 to April 2020. Prior to this, Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer since September 2014. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Douglas L. Col	59

Executive Vice President and Chief Financial Officer of Saia, Inc. since January 2020. Mr. Col joined the Company in 2014 as Treasurer and continued in that role until January 2020. Mr. Col has also served as the Company’s Secretary since February 2019.

Patrick D. Sugar	36

Executive Vice President of Operations of Saia, Inc. since March 2021. Mr. Sugar joined the Company in December 2016 and served as Vice President of Linehaul and Industrial Engineering prior to his promotion in March 2021.

Raymond R. Ramu	55

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Rohit Lal	63	Executive Vice President and Chief Information Officer of Saia, Inc. since August 2017.

Anthony R. Norwood	57

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

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, the results of operations, liquidity and cash flows, many of which are largely out of our control. These conditions include recessionary economic cycles and downturns in customer business cycles, labor and supply shortages, global uncertainty and instability, inflation, changes in U.S. social, political, and regulatory conditions, tariff and trade discussions and/or a disruption of financial markets. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services and could reduce the prices we are able to charge for our services.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address potential downward pricing pressures and other factors.

Numerous competitive factors could impair our ability to maintain our current profitability. These factors include the following:

•
competition with many other transportation service providers of varying types including LTL carriers, truckload and parcel carriers, as well as non-asset based logistics and freight brokerage companies, some of whom have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;
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
•
disruptive technologies, including driverless trucks, electric vehicles, alternative fuels, artificial intelligence (AI) applications and software applications to monitor supply and demand may significantly alter historical business models of the trucking industry, potentially leading to increased capital expenditures and emergence of new competitors, some of whom may have greater financial resources than us and other advantages due to their size;
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

Businesses operating in the transportation industry are affected by risks that are largely out of our control, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These risks include health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, supply chain disruptions, labor shortages, decline in U.S. manufacturing, armed conflicts, acts of terrorism, health epidemics, interest rates, inflation, fuel costs, fuel taxes, license and registration fees, healthcare costs, insurance premiums and coverage availability.

We are dependent on cost and availability of qualified employees and purchased transportation.

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging as the available pool of qualified drivers has decreased. Age demographics, hours of service rules, the legalization and growing recreational use of marijuana and regulatory requirements, including the Compliance Safety Accountability program (CSA) and the Commercial Driver’s License Drug and Alcohol Clearinghouse of the FMCSA, have contributed to the reduction in the number of eligible drivers and may continue to do so in the future.

Moreover, as a result of general macroeconomic factors and the increasingly competitive labor market, we are experiencing difficulty hiring sufficient qualified employees to fill all available positions. The most illustrative example is the significant shortfall of qualified drivers in the trucking industry; however, the labor shortage is not limited to qualified drivers. At times, we have been unable to hire qualified dockworkers, mechanics and office personnel. We may experience shortages of qualified employees that could result in failure to meet customer demands, upward pressure on wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The Bureau of Labor Statistics reported that the Consumer Price Index increased 3.4 percent in 2023. Most of our operating expenses are sensitive to increases in inflation, including equipment prices, diesel fuel costs, insurance costs, real estate costs, employee wages and purchased transportation. Furthermore, inflation may generally increase costs for materials, supplies and services and capital. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are dependent on the cost and availability of diesel fuel and on fuel surcharges.

Diesel fuel is a significant operating expense, and its availability is vital to daily operations. We do not hedge against the risk of diesel fuel price increases. General economic conditions, global political events, armed conflicts, acts of terrorism, cybersecurity incidents, inflation, federal, state and local laws and regulations, world supply and demand imbalances, changes in refining capacity, public and investor sentiment, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of diesel fuel. In the past, we have been able to obtain diesel fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future. Any shortage or interruption in the supply or distribution of diesel fuel could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. To the extent not offset by diesel fuel surcharges or other customer price changes, volatility in diesel fuel prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant diesel fuel price volatility through fuel surcharges and other pricing adjustments but we may not be able to do so in the future. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices could reduce our profitability unless we are able to make the appropriate adjustments to our pricing strategy.

Business and Operational Risks

Ongoing insurance and claims expenses could materially reduce and cause volatility in our earnings.

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

The Company is dependent on a limited number of third-party insurance companies to provide insurance coverage in excess of its self-insured retention amounts. In recent years, several insurance companies have completely stopped offering coverage to trucking companies or have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. To the extent that the third-party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention or reducing the amount of total coverage. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost for obtaining such coverage, or could subject us to significant liabilities for which no insurance coverage is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

To the extent the Company incurs one or more significant claims not covered by insurance, either because the claims are within our self-insured layer or because they exceed our total insurance coverage, our financial condition, results of operations, and liquidity could be materially and adversely affected.

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

Commencing in 2017 and continuing through 2023, we implemented a strategy of significantly expanding our geographic and terminal network. Over the past two years, we opened 18 new terminals, including 7 new terminals in 2023. We intend to open 15-20 new terminals in 2024. There can be no assurance that we will be successful at adding new markets or terminals as planned or that such markets or terminals will be profitable. Our expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Expansion could cause disruptions in our existing geography or customer service levels or require management to devote excessive time and effort to manage the expansion, which could materially adversely affect our business operations and profitability. Operating in new territories may also increase the possibility of union organizing efforts. A delay between the outlay of expenditures to expand our geographic and network footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could materially adversely affect our financial condition, results of operations, liquidity and cash flows. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever.

We face risks related to our purchase of certain real estate assets from Yellow Corporation.

In January 2024, we acquired 17 freight terminals and leases to operate an additional 11 freight terminals pursuant to a sale by Yellow Corporation under Sections 363 and 365 of Chapter 11 of Title 11 of the U.S. Code. In connection with such acquisition, the Company assumed certain liabilities related to those facilities, including assumption of the 11 leases and liabilities relating to environmental, health and safety matters in connection with the ownership, operation, use or maintenance of such facilities, to the extent not extinguished by the proceedings of the U.S. Bankruptcy Court for the District of Delaware. The Company acquired these real estate assets on an as-is basis and could incur costs and expenses in connection with the acquisition that are unexpected or that exceed costs and expenses otherwise known. Furthermore, the acquisition, refurbishment, integration, opening and operation of such facilities may be more disruptive to existing Company operations than anticipated or more expensive than expected. There can be no assurance that the Company will achieve the expected financial benefits of the acquisition of such terminals.

We rely heavily on technology to operate our business and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation.

Our ability to attract and retain customers and compete effectively depends upon reliability of our technology network including our ability to provide services that are important to our customers. Our cybersecurity and technology infrastructure includes technology products and services provided to us for use in our business by outside providers such as software as a service and cloud-based products and services. Our technology systems are constantly subject to attacks and efforts by outsiders to breach or gain access to our systems. Any disruption, failure or breach to our cybersecurity processes, technology controls or information technology infrastructure, including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or other costs. Our cybersecurity and technology infrastructure may experience errors, interruptions, delays or damage from a number of causes outside of our control including power and internet outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, cloud-based systems, automated systems and technology, including our website, gives rise to cybersecurity risks. The techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. The rapid evolution and adoption of AI technologies may intensify our cybersecurity risks. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract, retain and service customers, damage our reputation and brand, expose us to a loss of information or demand for payment of ransom or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business demands the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems regularly in order for us to meet both internal requirements as well as our customers’ demands and expectations. If we are unable to do so on a timely basis or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our results of operations.

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

We use AI in our business, and challenges with its use could result in reputational harm, competitive harm and legal liability, which could have a material adverse effect on our results of operations.

We incorporate AI solutions into our business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased or to violate intellectual property rights of third parties, our financial condition, results of operations, liquidity and cash flows may be adversely affected.

The use of AI may result in cybersecurity incidents that implicate the personal data of end users. Any such cybersecurity incidents related to our use of AI could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test, implement and maintain our AI to minimize unintended harmful impacts.

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. However, the U.S. Congress could pass labor legislation, or the National Labor Relations Board or other federal agencies could issue regulations or administrative changes, which could make it significantly easier for unionization efforts to be successful. Our expansion into new geographic territory, including the Northeast, and our acquisition of additional terminals previously operated by Yellow Corporation and its subsidiaries could increase our overall risk of unionization. There can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The unionization of our employees could lead to restrictive work rules that could hamper our efforts to improve and sustain operating efficiency and impair our service reputation. A strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships. As such, customers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages. Unionization of any of our operations could lead to pressure on other employee sectors to unionize. Additionally, an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses. The non-union status of Saia is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

The price of new and used revenue equipment may adversely affect our business operations.

Investment in new revenue equipment, including tractors and trailers, is a significant part of our annual capital expenditures. The price of such equipment may increase as a result of inflation, increased demand for or decreased supply of such equipment, increased cost of materials and labor or because of current or potential future regulations on newly manufactured tractors, such as regulations issued by the Environmental Protection Agency (EPA) and by various state agencies, particularly the California Air Resources Board (CARB), requiring progressive reductions in exhaust emissions and a transition to zero-emission vehicles. Current regulations have increased prices for tractors and maintenance costs and may continue to do so in the future. In addition, as we purchase new revenue equipment as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry, higher maintenance or operating costs associated with older equipment, as well as adverse economic conditions, can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain for used equipment. If we are unable to sell our used equipment at or above our salvage value, the resulting losses could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

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

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us or subject us to substantial fines. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, anti-corruption law enforcement, the renegotiation of international trade agreements, and imposition of duties, taxes or government royalties imposed by foreign governments, any of which could adversely affect our business.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters caused by climate change.

Our operations are subject to seasonal trends and fluctuations common in the transportation industry, which can impact our revenues and operating results in one or more quarterly periods. Severe weather events and natural disasters, such as harsh winter weather, floods, hurricanes, tornadoes, storms or earthquakes could adversely impact our performance by increasing costs, reducing demand, disrupting our operations or the operations of our customers or damaging or destroying our assets, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

The Company and our customers are also vulnerable to the increasing impact of climate change. Climate change may have an influence on the severity or frequency of extreme weather conditions. Volatile changes in weather conditions, including extreme heat or cold, could increase the risk of wildfires, floods, blizzards, hurricanes, tornadoes, storms and other weather-related disasters. Disasters created by extreme weather or climate conditions could reduce the demand for our services and cause significant damage to or destruction of our facilities and equipment or the infrastructure we need to operate, which could result in temporary or long-term closures of our facilities and disruptions to our operations. Damage caused by disasters or climate conditions could cause the Company to incur significant expense for repair or replacement of damaged or destroyed facilities and equipment and increases in diesel fuel prices and insurance costs. This could also result in loss or damage to employee homes or being unable to relocate key employees. Such events could result in a material adverse impact to the available workforce, damage to or destruction of freight and tractors and trailers, cancellation of orders, and breaches of customer contracts leading to reduced revenue. The Company has previously experienced severe weather events, including hurricanes, floods, storms and unseasonal snowstorms. Similar events could disrupt our facilities or operations. The continued impacts of climate change could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2023 were approximately $437.2 million. Additionally, we anticipate net capital expenditures in 2024 in excess of $1 billion, subject to the ongoing evaluation of market conditions. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our tractors and trailers for longer periods prior to replacement, possibly increasing our maintenance costs. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our credit agreements contain financial and other restrictive covenants and we may be unable to comply with these covenants. A default could cause a material adverse effect on our business.

We must maintain certain financial and other restrictive covenants under our credit agreements, including among others, a maximum consolidated net lease adjusted leverage ratio. If we fail to comply with any of the covenants under our credit agreements, we will be in default under the agreement which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing, amendments to or waivers under the financing arrangement, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs and declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may need to issue securities which would dilute stock ownership. Even if new financing is made available to us, the terms may not be acceptable. A default under our credit agreements could cause a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

If we are unable to retain our key employees, our business could be materially adversely impacted.

We depend on the efforts and abilities of our senior management, and we believe their knowledge would be difficult to replicate. The future success of our business will continue to depend in part on our ability to retain our current management team and to recruit, hire, develop and retain highly qualified personnel in the future. Competition for senior management is intense, and most members of our senior management do not have employment agreements. Certain members of senior management are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent members of senior management from working for a competitor or soliciting our customers. The loss of the services of any of our senior management could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Inadequate succession planning or the unexpected departure of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus impact our results of operations.

Changes to our compensation and benefits could adversely affect our ability to attract and retain qualified employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation, which becomes more likely as a result of higher inflation and as economic conditions improve. We may experience unusual employee turnover by our drivers, dockworkers, maintenance employees and other personnel that would result in operational deterioration. If we are unable to attract and retain a sufficient number of qualified employees, we could be required to increase our compensation and benefits packages, amend our hiring standards or reduce our operations and face difficulty meeting customer demands, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

An increase in the cost of healthcare benefits could have a negative impact on our business.

We maintain and sponsor competitive health insurance and other benefits for our employees and their dependents to attract and retain our employees. We cannot predict the impact that federal or state healthcare legislation or regulation could have on our operations, but it is possible that healthcare benefits and administration costs could become increasingly cost prohibitive, forcing us to either reduce our benefits program (making it more difficult to attract and retain qualified employees) or pay the higher costs. Either outcome could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Our business depends in part on our strong reputation.

We believe that the Company’s corporate reputation and the positive image of our brand is a valuable asset. As use of social media becomes more prevalent, our susceptibility to risks related to adverse publicity, whether or not justified, increases. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy concerns, truck accidents, environmental and sustainability issues, other ESG matters and analyses, and similar matters, even when based on erroneous information, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. The immediacy of certain social media outlets precludes us from having real-time control over postings related to the Company, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity that we, like our competitors, do not have the ability to reverse. This unfavorable publicity could result in damage to our reputation and therefore materially adversely impact our operations and profitability.

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
•
unanticipated issues in the assimilation and consolidation of IT, communications, and other systems, including additional systems training and other labor inefficiencies;
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

We face litigation risks regarding a variety of issues, including without limitation, accidents involving our trucks and employees, workers’ compensation claims, federal and state labor and employment law claims, securities claims, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense of such lawsuits could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have completely stopped offering coverage to trucking companies for automobile liability claims, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settle claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

In 2021, the EPA announced a series of regulations to be implemented to decrease emissions from new heavy-duty vehicles including the Clean Trucks Plan. In December 2022, the EPA finalized new stringent emission standards to reduce nitrogen oxides and also establish new standards for greenhouse gas emissions from heavy-duty engines under the Clean Trucks Plan. In April 2023, the EPA proposed a new rule under the Clean Trucks Plan that would implement more stringent standards to reduce greenhouse gas emissions from heavy-duty vehicles by reducing carbon emissions and increasing use of zero-emission vehicle technology. At the state level, in December 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions from heavy-duty trucks. Future strengthening of EPA, CARB or other federal or state regulatory requirements regarding fuel-efficiency or engine emissions of tractors could also result in increases in the cost of capital equipment and maintenance.

CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. CARB’s Advanced Clean Truck regulation is designed to ensure that zero-emission vehicles are brought to market in California. That regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales starting with model year 2024. By 2035, zero-emission truck/chassis sales must account for 40% of truck tractor sales in the state. In April 2023, CARB adopted the Advanced Clean Fleets regulation, mandating that operators of 50 or more trucks must operate fleets comprised of an increasing percentage of zero-emission vehicles. The regulation includes a phase-in period from 2027 to 2045, depending on the class of vehicle. Other states have signed a multi-state agreement to require 100% sales of zero-emission trucks by 2050.

While CARB’s Advanced Clean Truck regulation and Advanced Clean Fleets regulation may permit companies to seek exemptions or relief, there are no assurances that relief from either regulation will be obtained. At this point, there are virtually no zero-emissions vehicles widely available that are suitable replacements for current technology used in less-than-truckload operations. In addition, there does not appear to be sufficient infrastructure in place to support an electric vehicle fleet operation throughout our current terminal network. If zero-emission vehicles are not available or not commercially viable for the less-than-truckload market, we may be required to modify or curtail our operations in California or other states that may adopt similar regulations. During any transition to zero-emission trucks, due to the mandates on manufacturers limiting diesel engine sales, we may be forced to continue using older model diesel trucks that may require higher maintenance costs or be less reliable. The transition to utilizing zero-emission vehicles could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Taxes are a significant part of our annual expenses, and we are subject to various federal and state income, payroll, property, sales and other taxes. In addition, various federal and state authorities impose significant operating taxes on the transportation industry, including fuel taxes, tolls, excise and other taxes. There can be no assurance that such taxes will not substantially increase or that new or revised forms of operating taxes or tax laws or regulations, will not be imposed on the industry. Higher tax rates, claims, audits, investigations or legal proceedings involving taxing authorities could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

The Company’s operations are subject to a variety of other federal, state and local laws and regulations, including labor and employment, wage and hour and employee benefit laws and regulations, tax, environmental, health and safety, data privacy, anti-trust and securities laws and regulations. Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect the Company’s business by increasing costs and requiring changes to the Company’s business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. There can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely affect the Company’s business, reputation, results of operations and financial condition.

We may incur unforeseen costs from new and existing data privacy laws.

Our business is subject to increased legislative and regulatory efforts regarding data protection and transparency in how data is used and stored. State governments have enacted and may enact in the future data protection laws, including the State of California’s California Consumer Privacy Act of 2018 as amended and extended by the California Privacy Rights Act in November of 2020. As a transportation and logistics provider, we collect and process significant amounts of customer data on a daily basis. Complying with data protection laws may increase our compliance costs or require alterations to our data handling practices. The increasing scope and complexity and the uncertainty of the interpretation and enforcement of these laws create regulatory risk. Violations or noncompliance could result in significant fines from governmental or consumer actions and negative impacts to our reputation, financial condition, results of operations, liquidity and cash flows.

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

In addition, there is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. As these climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus may result in new legislation, taxes, regulations and customer requirements, such as limits on vehicle weight and size and restrictions on GHG emissions, which could negatively affect us. In addition, several states, including states where we conduct business, are considering various GHG registration and reduction programs. The EPA could also decide to further regulate GHG emissions. These regulations could increase the costs of replacing and maintaining tractors, cause us to incur additional taxes, direct costs and capital expenditures to make changes to our operations in order to comply with any new regulations and customer requirements. The regulations could also cause delays in our operations if they require the Company to be subject to a maximum emissions allowance and could result in losses to our revenue. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs.

Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations. We could lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We may incur additional costs from new and existing laws and regulations regarding how to classify workers.

State governments have enacted, and may enact in the future, laws classifying the employment status of workers, including the State of California’s Assembly Bill 5, which classifies workers in California and presumes that a worker is an employee rather than an independent contractor. In January 2024, the U.S. Department of Labor issued its final rule regarding whether a worker is an employee or an independent contractor under the federal Fair Labor Standards Act, expanding the federal test and favoring a worker being classified as an employee. Although we do not typically use independent contractors in our workforce, firms that provide services to Saia often do use independent contractors, and these new laws and regulations could lead to the reclassification of independent contractors as employees increasing the prices charged by such firms providing services to Saia, including the cost of purchased transportation.

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

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions or enforcement action. If we receive unacceptable CSA scores, our relationships with our customers or our reputation could be damaged, which could result in decreased demand for our services. The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. While the ultimate impact of CSA is not fully known, it is possible that future CSA rulemaking could adversely impact our ability to attract and retain drivers which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Other Risks

Health epidemics, pandemics and similar outbreaks have had, and may continue to have, material adverse effects on the Company’s business, results of operations, financial condition and stock price.

Health epidemics, pandemics and similar outbreaks can have significant and widespread impacts. As we saw during the COVID-19 pandemic, the measures taken by many governments in response adversely affected and could in the future continue to adversely affect the Company’s business, results of operations, financial condition and stock price. The extent to which a health epidemic, pandemic or outbreak may impact the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent and duration of the health event, the development, availability, distribution and effectiveness of vaccines or treatments, the imposition of protective public safety measures, and the impact of the outbreak on the global economy and demand for products and services. Additional future effects on the Company could include material adverse impacts on demand for the Company’s services, the Company’s ability to execute its operating and strategic plans, the Company’s profitability and cost structure, and supply chain disruptions.

The Company faces risks from certain international conflicts that could adversely impact our business and financial results.

International security concerns and conflicts, including those in Russia-Ukraine, Taiwan-China, Israel-Gaza and other geopolitical tensions, and potential actions or retaliatory measures taken in respect thereof, have had and could continue to have a material adverse effect on global trade and economic activity. The consequences of such conflicts include embargoes, regional instability, supply chain disruptions, disruptions of global financial markets, reduced access to natural gas and higher energy prices. The extent of a conflict's effect on the global economy cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors associated with international conflicts could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

We are subject to increasing investor and customer sensitivity to social and sustainability issues and our failure to address these issues could impact the price of our stock and the demand for our services.

Investors and customers are increasingly focused on non-financial factors when evaluating and selecting investments and companies with which to do business, the effect of which is demonstrated by the growth of Environmental, Social & Governance metrics. This focus is rapidly growing and evolving. Despite our efforts to adapt to and address these concerns, our Company’s efforts may be insufficient, and our industry may be generally disfavored by the investing community at large. Due to the rapid evolution of tracking scorecards in sustainable investing, it is difficult to predict how our efforts with respect to social and sustainability matters will be evaluated by current and prospective investors and customers. As a result, investors may choose not to purchase our stock, which may result in a general decline in the market price for our shares, and customers may elect not to do business with us, which would reduce our revenues. The increasing focus on social and sustainability matters could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Certain provisions of our governing documents and Delaware law could have anti-takeover effects.

As a Delaware corporation, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of the Company.

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

If we raise additional capital in the future, our stockholders’ ownership in the Company could be diluted.

Any issuance of equity we may undertake in the future could cause the price of our common stock to decline or require us to issue shares at a price that is lower than that paid by holders of our common stock in the past, which would result in those newly issued shares being dilutive. If we obtain funds through a credit facility or through the issuance of debt or preferred securities, these obligations and securities would likely have rights senior to those of common stockholders, which could impair the value of our common stock.

Weakness or a loss of confidence in financial markets could adversely impact demand for our services or for our stock.

Weakness or a loss of confidence in the financial markets could cause a decline in our share price and cause broader economic downturns. An economic downturn could lower demand for our services, decrease the price we can charge for our services, increase the incidence of customers’ inability to pay their accounts, or increase insolvency of our customers, any of which could materially adversely affect on our financial condition, results of operations, liquidity and cash flows.

Disruptions in the credit markets, including in the availability and cost of short-term funds for liquidity and letter of credit requirements, may adversely affect our business and our ability to meet long-term commitments.

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Disruptions in the capital and credit markets could adversely affect our ability to draw on our credit facilities and obtain letters of credit required for our insurance programs. Our access to funds and letters of credit under that credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time.

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
•
News reports or trends, concerns and other issues related to us or our industry; and
•
Other factors described in this “Risk Factors” section.

Our stock price, financial condition, results of operations, liquidity and cash flows could be materially adversely affected by an unfavorable outcome resulting from these risks and uncertainties.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Saia maintains cybersecurity processes, technologies and controls to help us assess, identify and manage material risks from cybersecurity threats. These processes, technologies and controls are part of Saia’s overall enterprise risk management process. Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework and is designed to ensure that our information systems are effective and are prepared for cybersecurity threats, including through regular oversight and mitigation of internal and external threats.

We regularly perform evaluations of our information security program and our information technology infrastructure, including through the use of tools and services for network and endpoint monitoring, vulnerability assessments and penetration testing, among other things. We have implemented security monitoring capabilities designed to alert us to suspicious activity and have an incident response program to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident.

Saia contracts with third party firms to evaluate our information security program, for continuous system monitoring and threat detection, to gather insights for identifying and assessing material cybersecurity threats, and for potential mitigation assistance. We consider cybersecurity matters when selecting and overseeing our third party service providers and we administer a standardized information gathering questionnaire to evaluate cybersecurity risk in third parties. We seek to require third parties who could pose significant cybersecurity risk to us to be contractually responsible for the risk and to agree to cybersecurity assessments in connection with new vendor engagements and annually thereafter.

Saia has an established cybersecurity and information security awareness training program that includes mandatory annual training and regular communications for our employees regarding cybersecurity threats and methods of mitigation. The annual cybersecurity training consists of threat avoidance when working remote, proper password construction techniques, identifying and reporting suspicious activity, social engineering and insider threats. Additionally, we have implemented a regular phishing assessment that provides feedback and additional training as needed to enhance the annual training program. Our information technology professionals also receive additional training related to their position.

There can be no guarantee that our policies and procedures will be effective. Although our risk factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see the risk factor entitled “We rely heavily on technology to operate our business and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation” in Item 1A. Risk Factors.

Governance

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Saia’s Director of Information Security and Compliance, who reports to the Executive Vice President and Chief Information Officer, has primary oversight of our cybersecurity risk management and strategy processes. The Director of Information Security and Compliance has served in information security roles since 2001 and led the information security function for a large health care system prior to joining Saia. He has a Bachelor of Science degree in Information Technology with a Concentration in Information Assurance and Security.

The Director of Information Security and Compliance assesses our cybersecurity readiness through internal assessment tools as well as third-party control testing, vulnerability assessments and evaluation against industry standards. We maintain compliance structures that are designed to elevate issues relating to cybersecurity to our Director of Information Security and Compliance and to our Executive Vice President and Chief Information Officer.

The Board of Directors has oversight responsibility for Saia’s strategic and operational risks. Although the Board has delegated oversight responsibility for certain risks to its committees, the Board has determined that oversight for cybersecurity should remain with the full Board. The Board regularly receives reports from the Executive Vice President and Chief Information Officer concerning the Company’s cybersecurity risk management and strategies and related processes, technologies and controls.

Item 2. Properties

Saia is headquartered in Johns Creek, Georgia and has additional general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2023, Saia owned 111 service facilities, including the Houma, Louisiana general office, and leased 87 service facilities, including the Johns Creek, Georgia corporate office, the Boise, Idaho general office and the Dallas, Texas warehouse. At December 31, 2023, Saia owned 56 percent of its service facilities, accounting for 66 percent of its door capacity. This mix follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2023, Saia owned approximately 6,500 tractors and 22,100 trailers, inclusive of trailers acquired with finance leases.

Top 20 Saia Terminals by Number of Doors at December 31, 2023

Location	Own/Lease	Doors
Houston, TX	Own	234
Atlanta, GA	Own	217
Memphis, TN	Own	200
Salt Lake City, UT	Own	185
Dallas, TX	Own	174
Fontana, CA	Own	162
Chicago, IL	Lease	153
Buford, GA	Own	152
Indianapolis, IN	Own	147
Garland, TX	Own	145
Edwardsville, KS	Lease	134
Harrisburg, PA	Own	130
Phoenix, AZ	Own	121
Nashville, TN	Own	116
Cleveland, OH	Own	115
Charlotte, NC	Own	108
Kansas City, MO	Own	102
Newburgh, NY	Lease	101
Newark, NJ	Lease	101
Grayslake, IL	Own	100

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

Stockholders

As of January 31, 2024, there were 738 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

The payment of dividends was restricted under the Company's previous credit agreement and remains restricted under the credit agreement entered into on February 3, 2023 as well as the private shelf agreement entered into on November 9, 2023. See Note 2 of the accompanying audited consolidated financial statements for more information on the credit agreements and the private shelf agreement.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2023 through
October 31, 2023	390	(2)	$374.31	(2)	—	$—
November 1, 2023 through
November 30, 2023	—	(3)	$—	(3)	—	$—
December 1, 2023 through
December 31, 2023	—	(4)	$—	(4)	—	$—
Total	390				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of October 1, 2023 through October 31, 2023.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of November 1, 2023 through November 30, 2023.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 400 shares of Saia stock at an average price of $454.00 per share on the open market during the period of December 1, 2023 through December 31, 2023.

Performance Graph

The graph below compares the cumulative five year total stockholder return on Saia, Inc. common stock relative to the cumulative total stockholder returns of the Russell 2000 index, the NASDAQ Transportation index and a customized peer group of eleven companies. Individual companies within the custom peer group are listed below.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the peer groups on December 31, 2018 and its relative performance is tracked through December 31, 2023.

Companies included in the peer group are: ArcBest Corp., Hub Group Inc., J. B. Hunt Transport Services Inc., Knight-Swift Transportation Holdings Inc., Landstar System Inc., Old Dominion Freight Line Inc., Saia Inc., Schneider National Inc., TFI International Inc., Werner Enterprises Inc. and XPO Inc.

Cumulative Total Return

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Saia, Inc.	$100.00	$166.82	$323.90	$603.78	$375.64	$785.06
Russell 2000	$100.00	$125.52	$150.58	$172.90	$137.56	$160.85
NASDAQ Transportation	$100.00	$123.21	$130.96	$148.36	$120.19	$161.24
Peer Group	$100.00	$137.29	$185.35	$305.09	$249.52	$347.38

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. Discussions of our 2021 results and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 23, 2023.

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
•
unexpected liabilities resulting from the acquisition of real estate assets;
•
costs and liabilities from the disruption in or failure of our technology or equipment essential to our operations, including as a result of cyber incidents, security breaches, malware or ransomware attacks;
•
failure to keep pace with technological developments;
•
liabilities and costs arising from the use of artificial intelligence;
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
•
costs from new and existing laws regarding how to classify workers;
•
changes in accounting and financial standards or practices;
•
widespread outbreak of an illness or any other communicable disease;
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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing yield while also increasing volumes. Components of this strategy include building density in existing geography and pursuing geographic and terminal expansion in an effort to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on yield and profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as we work towards improving customer experience, operational efficiencies and Company image.

The Company’s operating revenue increased by 3.2 percent in 2023 compared to 2022. The increase was due to increased yield, excluding fuel surcharges, as a result of pricing actions and changes in business mix, which included 6.5 and 7.5 percent general rate increases on January 30, 2023 and December 4, 2023, respectively, for customers subject to general rate increases. Additionally, the Company experienced year over year increases in shipments and tonnage partially as a result of the redistribution of freight due to industry consolidation mid-year. These increases were offset by a decrease in fuel surcharge revenue, resulting from lower diesel fuel prices.

Consolidated operating income declined to $460.5 million for 2023 compared to $470.5 million in 2022. The decrease in 2023 operating income resulted primarily from increases in salaries, wages and benefits and depreciation expense which was partially offset by increased revenue and decreased purchased transportation.

The Company generated $577.9 million in net cash provided by operating activities in 2023 versus $473.0 million in 2022. The Company used $448.7 million of net cash in investing activities during 2023 compared to $365.5 million during 2022.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2023 and 2022

(in thousands, except ratios, workdays, revenue per hundredweight,

revenue per shipment, pounds per shipment and length of haul)

			Percent
			Variance
	2023	2022	'23 v. '22

Operating Revenue	$2,881,433	$2,792,057	3.2%
Operating Expenses:
Salaries, wages and employees’ benefits	1,301,280	1,169,539	11.3
Purchased transportation	238,688	315,896	(24.4)
Fuel and other operating expenses	702,124	678,931	3.4
Depreciation and amortization	178,845	157,203	13.8
Operating Income	460,496	470,488	(2.1)
Operating Ratio	84.0%	83.1%
Non-operating (Income) Expenses, Net	(5,731)	2,440	(334.9)
Working Capital (as of December 31, 2023 and 2022)	326,638	256,801
Net Acquisitions of Property and Equipment	437,152	365,512
Saia LTL Freight Operating Statistics:
Workdays	252	253
LTL Tonnage	5,543	5,473	1.3
LTL Shipments	7,997	7,697	3.9
LTL Revenue per hundredweight	$25.38	$24.70	2.8
LTL Revenue per hundredweight, excluding fuel surcharges	$20.99	$19.63	6.9
LTL Revenue per shipment	$351.90	$351.27	0.2
LTL Revenue per shipment, excluding fuel surcharges	$291.00	$279.16	4.2
LTL Pounds per shipment	1,386	1,422	(2.5)
LTL Length of haul	894	904	(1.1)

Year ended December 31, 2023 as compared to year ended December 31, 2022

Revenue and volume

Consolidated revenue increased 3.2 percent to $2.9 billion primarily due to increased volume and yield, excluding fuel surcharges. These increases were the result of a redistribution of freight due to industry consolidation mid-year, as well as pricing actions and changes in business mix. Improved customer service and targeted marketing initiatives have positively impacted the Company's ability to implement measured pricing actions to improve yield. As a result of these increased rates, Saia’s LTL revenue per hundredweight (a measure of yield), excluding fuel surcharges, increased 6.9 percent to $20.99 for 2023. Saia’s LTL tonnage also increased 1.3 percent while LTL shipments increased 3.9 percent for 2023. Overall LTL revenue per shipment, excluding fuel surcharges, increased 4.2 percent in 2023 due to the yield improvements discussed above. For 2023 and 2022, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented 6.5 and 7.5 percent general rate increases on January 30, 2023 and December 4, 2023, respectively. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. This program is designed to reduce the Company’s exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 16.9 percent of operating revenue in 2023 compared to 19.9 percent in 2022 primarily as a result of decreases in the cost of diesel fuel.

Operating expenses and margin

Consolidated operating income declined to $460.5 million in 2023 compared to $470.5 million in 2022. The decrease in 2023 operating income resulted primarily from increases in salaries, wages and benefits and depreciation expense which was partially offset by increased revenue and decreased purchased transportation. The 2023 operating ratio (operating expenses divided by operating revenue) was 84.0 percent as compared to 83.1 percent in 2022.

Salaries, wages and employees’ benefits expense increased $131.7 million in 2023 compared to 2022 largely due to increased head count to support increased volumes, ongoing business growth and network expansion. Additionally, in July 2023 the Company implemented a salary and wage increase of approximately 4.1 percent. Purchased transportation expense decreased $77.2 million in 2023 compared to 2022 primarily due to both a decrease in miles utilized and a decrease in cost per mile. Fuel, operating expenses and supplies increased by $5.2 million primarily driven by increased repairs, maintenance and facility costs in addition to investments in information technology network support. These changes were partially offset by decreases in costs of fuel during the period. In addition, claims and insurance expense in 2023 was $11.4 million higher than 2022 largely due to increased premiums, claim development and claim costs in 2023. The Company experiences volatility in accident expense from time to time as a result of utilizing self-insurance as a part of its risk management program. Depreciation and amortization expense increased $21.6 million in 2023 compared to 2022 primarily due to ongoing investments in revenue equipment and network expansion.

Other

Interest expense in 2023 was $0.1 million less than 2022 due to decreased finance lease obligations in 2023. Interest income in 2023 was $6.0 million greater than 2022 due to increased interest rates on higher average deposit balances during the period. The effective income tax rate was 23.9 percent and 23.6 percent for the years ended December 31, 2023 and 2022, respectively.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including strength of the economy, inflation, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our geographic and terminal network, as well as pricing and yield management. On January 30, 2023 and December 4, 2023 Saia implemented 6.5 and 7.5 percent general rate increases, respectively, for customers comprising approximately 25 percent of Saia’s operating revenue. The extent of success of this revenue initiative is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective July 2023, the Company implemented a salary and wage increase of approximately 4.1 percent for all of its employees, other than executives. The total cost of the compensation increase is expected to be approximately $46.1 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

If the Company builds market share, including through its geographic and terminal expansion, it expects there to be numerous operating leverage cost benefits. Conversely, should the economy soften, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and purchased transportation, diesel fuel and insurance costs and inflation.

See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially adversely affect our financial condition, results of operation, cash flows and prospects.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Under this ASU, interim and annual segment disclosures are expanded primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. Additionally, the standard requires all entities with a single reportable segment to apply all segment disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 326): Improvements to Income Tax Disclosures.” Under this ASU income tax disclosures are expanded primarily by requiring the disaggregation of the rate reconciliation and income taxes paid disclosures. This standard is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Financial Condition, Liquidity and Capital Resources

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Working Capital and Capital Expenditures

Working capital at December 31, 2023 was $326.6 million compared to $256.8 million at December 31, 2022. This increase is primarily due to an increase in cash and cash equivalents and accounts receivable, partially offset by an increase in accounts payable.

A summary of our cash flows is presented below:

	Years ended
	2023	2022
	(in thousands)
Cash and Cash Equivalents, beginning of period	$187,390	$106,588
Net Cash flows provided by (used in):
Operating activities	577,945	473,026
Investing activities	(448,696)	(365,512)
Financing activities	(20,424)	(26,712)
Net Increase in Cash and Cash Equivalents	108,825	80,802
Cash and Cash Equivalents, end of period	$296,215	$187,390

Cash flows from operating activities were $577.9 million for 2023 versus $473.0 million for 2022 largely driven by changes in net operating assets and liabilities. For 2023, net cash used in investing activities was $448.7 million versus $365.5 million in 2022 primarily due to increased capital expenditures during 2023 as the Company continues to expand its footprint and add density in markets. Net cash used in financing activities was $20.4 million in 2023 versus $26.7 million in 2022 as a result of decreased finance lease payments during 2023.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand and its operating cash flows. Additionally, as of December 31, 2023, the Company has $267.9 million of availability under its 2023 Credit Agreement, $100 million of committed financing and $250 million of uncommitted financing under the Company's Private Shelf Agreement, subject to certain conditions. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2023.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2024 are expected to be approximately $1 billion compared to 2023 net capital expenditures of $437.2 million. Estimated 2024 capital expenditures include $235.7 million to acquire Yellow Corporation terminals, a normal replacement cycle of revenue equipment and technology investments for our operations, and additional revenue equipment and real estate investments to support our growth initiatives.

See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Net capital expenditures are summarized in the following table (in millions):

	Years ended
	2023	2022	2021
Land and structures:
Additions	$267.3	$163.5	$124.8
Sales	(0.1)	—	(6.0)
Revenue equipment, net	133.3	168.6	130.0
Technology and other	36.7	33.4	28.5

Total	$437.2	$365.5	$277.3

In addition to the amounts disclosed in the table above, the Company had an additional $50.9 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2023.

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

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated its previous credit agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Borrowings under the 2023 Credit Agreement bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. The applicable margin will be between 1.00% and 1.75% per annum for term SOFR loans and between 0.00% and 0.75% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The Company also accrues fees based on the daily unused portion of the credit facility, which will be between 0.0125% and 0.025% based on the Company’s consolidated net lease adjusted leverage ratio. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At December 31, 2023 and 2022, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million and $31.2 million, respectively, under the credit agreements.

See Note 2 of the accompanying audited Consolidated Financial Statements for more information on the credit agreements.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement), by and among the Company, PGIM, Inc. (Prudential), and certain affiliates and managed accounts of Prudential (the Note Purchasers) which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

Pursuant to the Shelf Agreement, the Company agreed to sell up to $100 million aggregate principal amount of senior notes (the Initial Notes) to the Note Purchasers. The Initial Notes will bear interest at 6.09% per annum and will mature five years after the date on which the Initial Notes are issued, unless repaid earlier by the Company. The funding date for the Initial Notes may occur at any time on or prior to August 2, 2024. The Initial Notes will be senior unsecured obligations and rank pari passu with borrowings under the 2023 Credit Agreement or other senior promissory notes issued pursuant to the Shelf Agreement.

Additional notes issued under the Shelf Agreement, if any, would bear interest at a rate per annum, and would have such other terms, as would be set forth in a confirmation of acceptance executed by the parties prior to the closing of the applicable sale transaction.

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes.

At December 31, 2023, the Company had no outstanding borrowings under its Shelf Agreement.

See Note 2 of the accompanying audited Consolidated Financial Statements for more information on the Shelf Agreement.

Finance Leases

The Company is obligated under finance leases with seven-year terms for revenue equipment totaling $16.5 million and $31.0 million as of December 31, 2023 and 2022, respectively. Amortization of assets held under the finance leases is included in depreciation expense. The weighted average interest rates for the finance leases at December 31, 2023 and 2022 were 3.95% and 3.74%, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the Company’s 2023 Credit Agreement or Shelf Agreement. Total contractual obligations for operating leases at December 31, 2023 totaled $142.6 million. This includes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $17.1 million at December 31, 2023, which include both principal and interest components. Purchase obligations at December 31, 2023 were $314.9 million. As of December 31, 2023 there was no outstanding principal balance under the 2023 Credit Agreement or Shelf Agreement. For further information see the Notes to the accompanying audited Consolidated Financial Statements in this Form 10-K.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral under insurance agreements. As of December 31, 2023 the Company had total outstanding letters of credit of $33.9 million and $56.7 million in surety bonds.

In addition to any principal amounts disclosed, the Company has interest obligations of approximately $1.4 million for 2024, based on borrowings and commitments outstanding at December 31, 2023.

The Company has accrued approximately $4.7 million for uncertain tax positions and accrued interest and penalties of $0.5 million related to the uncertain tax positions as of December 31, 2023.

At December 31, 2023, the Company has $103.0 million accrued for claims, insurance and other liabilities.

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
o
Sensitivity of Estimate to Change: These accruals could be significantly affected if the actual costs of these claims differ from the estimates and assumptions used to establish the accruals. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These accruals have been reasonably accurate over time; however, changes to estimates and assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in these accruals. A 100 basis point change in our loss development factors would result in an immaterial change in the claims and insurance accruals. There have been no material changes in the development factors for the year ended December 31, 2023.
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
o
Sensitivity of Estimate to Change: Since the cycle for pick-up and delivery of shipments is generally one to five days, typically less than ten percent of a total month’s revenue is in transit at the end of any month. Estimates included in the recognition of revenue and accounts receivable are continuously evaluated and updated; however, changes in economic conditions, customer creditworthiness, pricing arrangements and other factors may significantly impact these estimates.
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
o
Sensitivity of Estimate to Change: Actual useful lives and residual values could differ from these assumptions based on market conditions and other factors, thereby impacting the estimated amount or timing of depreciation expense. There have been no material effects of changes to judgments related to depreciation expense for the year ended December 31, 2023.

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

The following table provides information about the Company’s debt as of December 31, 2023. The table presents cash flows for principal payments (in millions) and related weighted average interest rates by contractual maturity dates. The estimated fair value of the fixed rate debt (in millions), which is comprised of finance leases, is based on current market interest rates for similar types of financial instruments, reflective of level two inputs.

	Expected maturity date						As of December 31, 2023
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$10.2	$5.3	$1.0	$—	$—	$—	$16.5	$16.1
Average interest rate	3.9%	4.1%	3.5%	—	—	—

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $41.6 million, and claims, insurance, and other (non-current) of $61.4 million, as of December 31, 2023.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s self-insurance processes, including controls over the methods and assumptions used in estimating the liabilities. We evaluated the Company’s accruals for a selection of reported claims by comparing the individual accruals to current available information, which included claim files and attorneys’ letters, and we tested the Company’s historical paid loss data by inspecting a sample of claim payments. In addition, we involved an actuarial professional with specialized skills and knowledge, who assisted by comparing the Company’s actuarial methods with generally accepted actuarial methods and evaluating the key assumptions used in determining the liabilities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Atlanta, Georgia

February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 23, 2024

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$296,215	$187,390
Accounts receivable, less allowances of $4,427 in 2023 and $5,804 in 2022	311,742	290,306
Prepaid expenses	32,648	22,525
Income tax receivable	1,005	23,438
Other current assets	7,084	7,227
Total current assets	648,694	530,886
Property and Equipment, at cost	2,881,800	2,478,824
Less-accumulated depreciation and amortization	1,118,492	996,204
Net property and equipment	1,763,308	1,482,620
Operating Lease Right-of-Use Assets	118,734	120,455
Goodwill and Identifiable Intangibles, net	17,296	18,149
Other Noncurrent Assets	35,533	22,600
Total assets	$2,583,565	$2,174,710

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$141,877	$99,792
Wages, vacation and employees’ benefits	75,514	66,684
Claims and insurance accruals	41,641	45,481
Other current liabilities	27,094	22,684
Current portion of long-term debt	10,173	14,519
Current portion of operating lease liability	25,757	24,925
Total current liabilities	322,056	274,085
Other Liabilities:
Long-term debt, less current portion	6,315	16,489
Operating lease liability, less current portion	96,462	98,581
Deferred income taxes	155,841	145,771
Claims, insurance and other	61,397	60,443
Total other liabilities	320,015	321,284
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,549,372 and 26,464,197 shares issued and outstanding at December 31, 2023 and 2022, respectively	27	26
Additional paid-in-capital	285,092	277,366
Deferred compensation trust, 69,672 and 69,982 shares of common stock at cost at December 31, 2023 and 2022, respectively	(5,679)	(5,248)
Retained earnings	1,662,054	1,307,197
Total stockholders’ equity	1,941,494	1,579,341
Total liabilities and stockholders’ equity	$2,583,565	$2,174,710

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

(in thousands, except per share data)

	2023	2022	2021

Operating Revenue	$2,881,433	$2,792,057	$2,288,704
Operating Expenses:
Salaries, wages and employees’ benefits	1,301,280	1,169,539	1,063,703
Purchased transportation	238,688	315,896	249,710
Fuel, operating expenses and supplies	563,688	558,456	381,904
Operating taxes and licenses	69,542	63,824	59,095
Claims and insurance	67,984	56,601	61,345
Depreciation and amortization	178,845	157,203	141,700
Operating losses (gains), net	910	50	(3,894)
Total operating expenses	2,420,937	2,321,569	1,953,563
Operating Income	460,496	470,488	335,141
Non-operating (Income) Expenses:
Interest expense	2,535	2,611	3,212
Interest income	(6,208)	(217)	(11)
Other, net	(2,058)	46	(833)
Non-operating (income) expenses, net	(5,731)	2,440	2,368
Income Before Income Taxes	466,227	468,048	332,773
Income Tax Expense	111,370	110,626	79,538
Net Income	$354,857	$357,422	$253,235

Weighted average common shares outstanding – basic	26,632	26,520	26,322
Weighted average common shares outstanding – diluted	26,763	26,674	26,707

Basic Earnings Per Share	$13.32	$13.48	$9.62
Diluted Earnings Per Share	$13.26	$13.40	$9.48

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2023, 2022 and 2021

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
Balance at December 31, 2020	26,236	$26	$267,666	$(2,944)	$696,540	$961,288
Stock compensation, including options and long-term incentives	—	—	7,245	—	—	7,245
Director deferred share activity	2	—	1,458	—	—	1,458
Exercise of stock options less shares withheld for taxes	47	—	3,678	—	—	3,678
Shares issued for long-term incentive awards, net of shares withheld for taxes	52	—	(6,571)	—	—	(6,571)
Purchase of shares by Deferred Compensation Trust	—	—	1,268	(1,268)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(111)	111	—	—
Net income	—	—	—	—	253,235	253,235

Balance at December 31, 2021	26,337	26	274,633	(4,101)	949,775	1,220,333
Stock compensation, including options and long-term incentives	—	—	7,657	—	—	7,657
Director deferred share activity	2	—	1,170	—	—	1,170
Exercise of stock options less shares withheld for taxes	62	—	4,511	—	—	4,511
Shares issued for long-term incentive awards, net of shares withheld for taxes	63	—	(11,752)	—	—	(11,752)
Purchase of shares by Deferred Compensation Trust	—	—	3,254	(3,254)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(2,107)	2,107	—	—
Net income	—	—	—	—	357,422	357,422

Balance at December 31, 2022	26,464	26	277,366	(5,248)	1,307,197	1,579,341
Stock compensation, including options and long-term incentives	—	—	10,219	—	—	10,219
Director deferred share activity	2	—	1,417	—	—	1,417
Exercise of stock options less shares withheld for taxes	35	—	4,875	—	—	4,875
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(9,216)	—	—	(9,215)
Purchase of shares by Deferred Compensation Trust	—	—	620	(620)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(189)	189	—	—
Net income	—	—	—	—	354,857	354,857

Balance at December 31, 2023	26,549	$27	$285,092	$(5,679)	$1,662,054	$1,941,494

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

(in thousands)

	2023	2022	2021

Operating Activities:
Net income	$354,857	$357,422	$253,235
Noncash items included in net income:
Depreciation and amortization	178,845	157,203	141,700
Allowance for credit losses	1,955	3,074	3,559
Deferred income taxes	10,070	21,634	4,319
Loss (gain) from property disposals, net	910	50	(3,894)
Stock-based compensation	11,636	8,827	8,703
Changes in operating assets and liabilities:
Accounts receivable	(23,391)	(16,624)	(63,415)
Accounts payable	10,752	(9,523)	16,729
Change in other assets and liabilities, net	32,311	(49,037)	21,656
Net cash provided by operating activities	577,945	473,026	382,592
Investing Activities:
Acquisition of property and equipment	(439,879)	(367,429)	(285,746)
Proceeds from disposal of property and equipment	2,727	1,917	8,398
Other	(11,544)	—	(500)
Net cash used in investing activities	(448,696)	(365,512)	(277,848)
Financing Activities:
Repayment of credit and private shelf agreements	—	(1,000)	(43,175)
Borrowing of credit and private shelf agreements	—	1,000	43,175
Proceeds from stock option exercises	4,875	4,511	3,678
Shares withheld for taxes	(9,216)	(11,752)	(6,571)
Repayment of finance leases	(14,520)	(19,471)	(20,571)
Other financing activity	(1,563)	—	—
Net cash used in financing activities	(20,424)	(26,712)	(23,464)
Net Increase in Cash and Cash Equivalents	108,825	80,802	81,280
Cash and cash equivalents, beginning of year	187,390	106,588	25,308
Cash and cash equivalents, end of year	$296,215	$187,390	$106,588

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023, 2022 and 2021

1. Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc., and its subsidiaries (Saia or the Company), is headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (LTL) motor carrier with more than 97% of its revenue derived from transporting LTL shipments for customers. In addition to the core LTL services provided in 45 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across the United States.

The chief operating decision maker is the Chief Executive Officer who regularly reviews the operating results of the Company's single operating segment.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” Under this ASU, interim and annual segment disclosures are expanded primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. Additionally, the standard requires all entities with a single reportable segment to apply all segment disclosure requirements. This standard is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 326): Improvements to Income Tax Disclosures.” Under this ASU income tax disclosures are expanded primarily by requiring the disaggregation of the rate reconciliation and income taxes paid disclosures. This standard is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Summary of Accounting Policies

Significant accounting policies and practices used in the preparation of the accompanying consolidated financial statements are as follows:

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and short term marketable securities with original maturities of three months or less.

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

Depreciation is computed using the straight-line method, except for tractors (included in revenue equipment) for which the declining-balance method is used. The following service lives are used to compute depreciation:

Years
Structures	20 to 25
Revenue equipment	6 to 14
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2023	2022
Land	$272,633	$191,057
Structures	813,146	638,180
Revenue equipment	1,470,913	1,340,761
Technology equipment and software	176,854	187,333
Other	148,254	121,493

Total property and equipment, at cost	$2,881,800	$2,478,824

The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization expense (including amortization of assets under finance leases) was $177.9 million, $156.2 million and $140.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, trailers acquired under finance leases had a gross carrying value of $137.4 million and accumulated amortization of $67.7 million. At December 31, 2022, trailers acquired under finance leases had a gross carrying value of $137.9 million and accumulated amortization of $58.7 million.

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

Credit Risk: The Company routinely grants credit to its customers. The risk of significant loss in trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms, low revenue per transaction and services performed for a large number of customers, with no single customer representing more than 5 percent of accounts receivable at year-end. Allowances for potential credit losses are based on historical loss experience, current economic environment, expected trends and customer specific factors.

Stock-Based Compensation: The Company has various stock-based compensation plans for its employees and non-employee directors. The Company stock-based compensation includes awards of stock options, restricted stock awards, and stock-based performance unit awards, all of which are accounted for under FASB ASC Topic 718, Compensation-Stock Compensation. Stock options granted to employees are valued using a Black-Scholes-Merton model with the expense amortized over the three-year vesting period. Restricted stock is valued based on the fair market value of the Company's common stock at the date of grant and the expense is amortized over the three to five year vesting period. Stock-based performance unit awards are valued using a Monte Carlo model and the expense is amortized over the three-year vesting period.

Intangible Assets: The Company tests goodwill for impairment annually and whenever events or changes in circumstance indicate that impairment may have occurred. The Company first performs a qualitative assessment to determine whether it is necessary to perform a quantitative assessment. The Company is not required to estimate the fair value of a reporting unit unless the Company determines, based on qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. Purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense were $2.9 million, $7.2 million, and $5.7 million in 2023, 2022 and 2021, respectively.

Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2023 and 2022, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to debt.

2. Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Credit and Private Shelf Agreements, described below	$—	$—
Finance Leases, described below	16,488	31,008
Total debt	16,488	31,008
Less: current portion of long-term debt	10,173	14,519
Long-term debt, less current portion	$6,315	$16,489

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

The Company is party to a credit agreement with a group of banks as well as a private shelf debt agreement to fund capital investments, letters of credit and working capital needs.

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

On February 3, 2023, the Company entered into a new unsecured credit agreement with a banking group (the 2023 Credit Agreement) and terminated its previous credit agreement. The 2023 Credit Agreement maintains the amount of the previous line of credit of $300 million and extends the term until February 2028. The 2023 Credit Agreement contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Borrowings under the 2023 Credit Agreement bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. The applicable margin will be between 1.00% and 1.75% per annum for term SOFR loans and between 0.00% and 0.75% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The Company also accrues fees based on the daily unused portion of the credit facility, which will be between 0.0125% and 0.025% based on the Company’s consolidated net lease adjusted leverage ratio. Under the 2023 Credit Agreement, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The 2023 Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the 2023 Credit Agreement, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due.

At December 31, 2023 and 2022, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million and $31.2 million, respectively, under the credit agreements.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement), by and among the Company, PGIM, Inc. (Prudential), and certain affiliates and managed accounts of Prudential (the Note Purchasers) which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

Pursuant to the Shelf Agreement, the Company agreed to sell up to $100 million aggregate principal amount of senior notes (the Initial Notes) to the Note Purchasers. The Initial Notes will bear interest at 6.09% per annum and will mature five years after the date on which the Initial Notes are issued, unless repaid earlier by the Company. The funding date for the Initial Notes may occur at any time on or prior to August 2, 2024. The Initial Notes will be senior unsecured obligations and rank pari passu with borrowings under the 2023 Credit Agreement or other senior promissory notes issued pursuant to the Shelf Agreement.

Additional notes issued under the Shelf Agreement, if any, would bear interest at a rate per annum, and would have such other terms, as would be set forth in a confirmation of acceptance executed by the parties prior to the closing of the applicable sale transaction.

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes.

At December 31, 2023, the Company had no outstanding borrowings under the Shelf Agreement.

Finance Leases

The Company is obligated under finance leases with seven-year terms which include obligations collateralized by revenue equipment totaling $16.5 million and $31.0 million as of December 31, 2023 and 2022, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense.

The estimated fair value of the finance leases at December 31, 2023 and 2022 is $16.1 million and $31.2 million, respectively, which is based on current market interest rates for similar types of financial instruments, reflective of Level 2 inputs.

Other

The Company paid cash for interest of $1.6 million, $2.3 million, and $3.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

3. Commitments, Contingencies and Uncertainties

The Company has contractual obligations and commitments in the form of finance leases, operating leases and purchase commitments.

At December 31, 2023, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2024	$31,218
2025	28,830
2026	21,977
2027	19,180
2028	16,273
Thereafter	25,100
Total	$142,578

Rent expense was $37.2 million, $33.4 million, and $31.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Management expects that in the normal course of business, leases will be renewed or replaced as they expire. Finance and operating leases are discussed further in Note 4.

Purchase commitments related to capital expenditures were $306.6 million at December 31, 2023. These commitments include a commitment to purchase 17 terminals from Yellow Corporation for $235.7 million. In addition to this, the Company was committed to a purchase price of $7.9 million related to the acquisition of 11 terminal leases. See Note 12 for additional information on these transactions. As of December 31, 2023 and 2022, the Company had $50.9 million and $19.5 million, respectively, of capital expenditures accrued for in accounts payable.

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

4. Leases

The Company’s leases include, but are not limited to, real estate, including terminals and general office buildings, trailers, corporate fleet vehicles and other equipment. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

As of December 31, 2023 and 2022, approximately $38.6 million and $60.5 million, respectively, of finance leased assets, net of amortization, were included in property and equipment. Accumulated amortization for these assets totaled $31.2 million and $43.8 million as of the same periods ended.

A summary of the lease costs for the years ended December 31, 2023 and 2022 follows (in thousands):

	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$5,693	$8,276
Interest on lease liabilities	883	1,476
Operating lease cost (includes variable and sublease costs as they are immaterial)	34,522	30,919
Short-term lease cost	16,303	19,387
Total lease cost	$57,401	$60,058

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	27,026	39,122

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

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$890	$1,484
Operating cash outflows from operating leases	35,339	31,043
Financing cash outflows from finance leases	14,520	19,471
Weighted-average remaining lease term - finance leases (years)	1.2	1.8
Weighted-average remaining lease term - operating leases (years)	5.4	5.2
Weighted-average discount rate - finance leases	4.0%	3.7%
Weighted-average discount rate - operating leases	5.4%	5.1%

As of December 31, 2023, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2024	$31,218	$10,605
2025	28,830	5,453
2026	21,977	995
2027	19,180	-
2028	16,273	-
Thereafter	25,100	-
Total lease payments	142,578	17,053
Less: Interest	20,359	565
Present value of lease liabilities	$122,219	$16,488

5. Goodwill and Other Intangible Assets

There was no change to the carrying amount of goodwill of $12.1 million for fiscal years ending December 31, 2023, 2022 and 2021, respectively.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$14,417	$19,000	$13,664
Trademarks (useful life of 15 years)	1,500	892	1,500	792

Total	$20,500	$15,309	$20,500	$14,456

Amortization expense for intangible assets was $0.9 million for 2023, $1.0 million in 2022 and $1.2 million in 2021. Estimated amortization expense for the next five years is as follows (in thousands):

Amount
2024	$853
2025	853
2026	853
2027	853
2028	853

6. Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2023	2022	2021
Numerator:
Net income	$354,857	$357,422	$253,235
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,632	26,520	26,322
Dilutive effect of share-based awards	131	154	385
Denominator for diluted earnings per share–adjusted weighted average common shares	26,763	26,674	26,707

Basic Earnings Per Share	$13.32	$13.48	$9.62

Diluted Earnings Per Share	$13.26	$13.40	$9.48

In 2023, there were 5,790 anti-dilutive options or restricted stock. In 2022, there were 22,237 anti-dilutive options or restricted stock. In 2021, there were 19,386 anti-dilutive options or restricted stock.

7. Stockholders’ Equity

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (Capital Accumulation Plan) is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable, and upon distribution, the funds invested in the Company’s common stock are paid out in Company common stock rather than cash. At December 31, 2023 and 2022, the Company’s rabbi trust, which holds the investments for the Capital

Accumulation Plan, held 69,672 and 69,982 shares of the Company’s common stock, respectively, all of which were purchased on the open market.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s rabbi trust:

	For The Years Ended December 31,
	2023	2022	2021
Shares of common stock purchased	2,110	12,117	5,580
Aggregate purchase price of shares purchased	$620,282	$3,253,577	$1,268,370
Shares of common stock sold	2,420	36,762	2,841
Aggregate sale price of shares sold	$834,704	$10,370,165	$802,030

Company common stock held by the rabbi trust is accounted for within stockholders' equity similar to treasury stock at historical cost with the corresponding deferred compensation obligation also presented within stockholders' equity as additional paid-in capital.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may elect to defer all or a portion of their annual fees and retainers. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock. The Company had 100,110 and 97,381 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2023 and 2022, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

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

At December 31, 2023 and 2022, 391,089 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding stock options described below. At December 31, 2023 and 2022, 677,500 and 765,617 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding performance unit awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan and 2011 Omnibus Plan.

Stock option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees under the plans to date are non-qualified stock options, have vesting over three years, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term. All outstanding stock options held by non-employee directors were granted to the director while employed by Saia, and total 10,000 shares as of December 31, 2023.

The Company grants shares of restricted stock as part of its long-term incentive plan. These shares of restricted stock vest over three years, subject to earlier vesting upon a change in control. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. In addition, the Company has periodically granted shares of restricted stock to certain key executives that vests 25% after three years, 25% after four years and the remaining 50% after five years, assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change in control.

Stock option and restricted stock compensation expense of $5.7 million, $3.9 million and $3.3 million, was recorded for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in salaries, wages and employees’ benefits. As of December 31, 2023, there is unrecognized compensation expense of $6.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes stock option activity for the year ended December 31, 2023 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	72,323	$155.83	4.6	$4,921
Exercised	(34,881)	139.76

Outstanding at December 31, 2023	37,442	$170.79	3.8	$10,013

Exercisable at December 31, 2023	21,850	$113.98	3.0	$7,085

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $7.0 million, $10.8 million, and $5.9 million, respectively. The weighted-average grant-date fair value per share of options granted during the years ended December 31, 2022 and 2021 was $94.36, and $62.65, respectively. There were no options granted during the year ended December 31, 2023.

The following table summarizes the weighted average assumptions used in valuing options for the years ended December 31, 2022 and 2021:

	2022	2021
Risk-free interest rate	1.92%	1.19%
Expected life in years	3.5	3.5
Expected volatility	43.32%	40.57%
Dividend rate	—	—

The risk-free interest rate for periods within the contractual life of the option is based on a three-month average U.S. Treasury yield at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes restricted stock activity during the year ended December 31, 2023:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2022	48,240	$177.89
Granted	20,056	329.32
Vested	(16,340)	101.30
Forfeited	—	—

Restricted Stock at December 31, 2023	51,956	$260.43

The total fair value of restricted stock that vested during the years ended December 31, 2023, 2022, and 2021 were $1.7 million, $2.1 million and $1.4 million, respectively.

Performance Unit Awards

The Company grants performance unit awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total stockholder return (TSR) of the Company’s common stock compared to the TSR of the companies in a peer group established by the Compensation Committee. The stock-based awards are accounted for in accordance with ASC Topic 718 with the expense amortized over the three-year vesting period based on the fair value of the awards at the grant date using the Monte Carlo method. Operating results include expense for the performance unit awards of $4.5 million in 2023, $3.8 million in 2022 and $4.0 million in 2021. Shares earned under the performance unit awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 25,716 shares for the January 2021 - December 2023 performance period in February 2024, 63,188 shares for the January 2020 - December 2022 performance period in February 2023, and 78,710 shares for the January 2019 - December 2021 performance period in February 2022. At December 31, 2023, performance unit awards are outstanding for a maximum of 25,020 shares for the January 2022 – December 2024 performance period and for a maximum of 28,532 shares for the January 2023 – December 2025 performance period. As of December 31, 2023, there is unrecognized compensation expense of $5.9 million related to unvested performance unit awards, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes performance unit awards during the year ended December 31, 2023:

	Shares	Weighted Average Grant-date Fair Value
Performance Unit Awards at December 31, 2022	57,431	$207.32
Granted	14,266	429.55
Added by performance factor	31,594	132.81
Vested	(63,188)	132.81
Forfeited	—	—
Performance Unit Awards at December 31, 2023	40,103	$345.08

The total fair value of performance unit awards shares that vested during the years ended December 31, 2023, 2022, and 2021 were $4.2 million, $3.6 million and $3.0 million, respectively.

Director Awards

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation Committee. For 2023, 2022 and 2021 each non-employee director was granted 379, 396 and 548 shares, respectively, of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

Under the Director’s Deferred Fee Plan, non-employee directors may defer all or a portion of annual fees and awards earned. The deferrals are converted into phantom stock units equivalent to the value of Company common stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock in accordance with elections made by the directors. Non-employee directors were issued 2,729; 3,272; and 3,929 units equivalent to shares in the Company's common stock under the Directors' Deferred Fee Plan during the years ended December 31, 2023, 2022 and 2021, respectively.

9. Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans, principally consisting of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage of employee contributions up to certain maximum limits. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in salaries, wages and employees' benefits for the years ended December 31, 2023, 2022 and 2021, were $15.2 million, $14.0 million, and $12.4 million, respectively.

Cash Incentive Awards

The Company provides cash incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include cash incentive awards of $38.8 million, $32.6 million, and $36.4 million in 2023, 2022 and 2021, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' positions.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (the ESPP) allowing eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 1,420, 2,158 and 2,516 shares in the open market during 2023, 2022 and 2021, respectively.

10. Income Taxes

The income tax provision consists of the following (in thousands):

	2023	2022	2021
Current:
U.S. federal	$82,802	$68,934	$62,222
State	18,498	20,058	12,997

Total current income tax provision	101,300	88,992	75,219

Deferred:
U.S. federal	10,345	21,440	3,915
State	(275)	194	404

Total deferred income tax provision	10,070	21,634	4,319

Total income tax provision	$111,370	$110,626	$79,538

A reconciliation between income taxes at the federal statutory rate (21 percent) and the actual income tax provision is as follows (in thousands):

	2023	2022	2021
Provision at federal statutory rate	$97,908	$98,290	$69,856
State income taxes, net of federal benefit	15,580	16,274	11,435
Tax credits	(1,181)	(1,355)	(1,754)
Excess tax benefit on stock compensation	(1,004)	(1,578)	(793)
Other, net	67	(1,005)	794

Total provision	$111,370	$110,626	$79,538

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax (liabilities) assets are comprised of the following at December 31 (in thousands):

	2023	2022
Depreciation	$(196,494)	$(183,276)
Leases	(29,361)	(30,886)
Other	(6,022)	(5,471)

Gross deferred tax liabilities	(231,877)	(219,633)
Allowance for credit losses	1,097	1,435
Equity-based compensation	4,834	4,089
Employee benefits	12,014	9,988
Leases	30,227	30,578
Claims and insurance	21,597	22,137
Other	6,982	6,377
Gross deferred tax assets	76,751	74,604
Valuation Allowance	(715)	(742)

Net deferred tax assets	76,036	73,862

Net deferred tax liability	$(155,841)	$(145,771)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2020-2023 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2014-2023 remain open to examination by the various state and local jurisdictions.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2023	2022
Gross unrecognized tax benefits at beginning of year	$3,867	$1,370
Gross increases in tax positions for prior years	2	1,779
Gross increases in tax positions for current year	1,077	1,005
Settlements	—	—
Lapse of statute of limitations	(254)	(287)

Gross unrecognized tax benefits at end of year	$4,692	$3,867

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $4.7 million and $3.9 million as of December 31, 2023 and 2022, respectively. The Company paid cash for income taxes of $72.8 million, $115.3 million, and $81.6 million in 2023, 2022 and 2021, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

11. Valuation and Qualifying Accounts

The following is a rollforward of the allowance for credit losses for receivables (in thousands):

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
For the period ended December 31, 2023	5,804	1,955	$—	$(3,332)	$4,427
For the period ended December 31, 2022	5,530	3,074	—	(2,800)	5,804
For the period ended December 31, 2021	5,666	3,559	—	(3,695)	5,530

(1)
Primarily uncollectible accounts written off — net of recoveries.

12. Subsequent Events

On January 17, 2024, the Company completed the purchase of 17 freight terminals of Yellow Corporation for an aggregate purchase price of $235.7 million in cash.

In addition, on January 17, 2024, the Company completed the acquisition of Yellow Corporation’s interests in leases for 11 freight terminals for an aggregate purchase price of $7.9 million in cash, plus the assumption of certain liabilities under the leases and the payment of cure costs.

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

During the fourth quarter of 2023 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on this assessment, management has concluded that as of December 31, 2023, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023, which report appears on page 47 of this Form 10-K.

Frederick J. Holzgrefe	President and Chief Executive Officer
Douglas L. Col	Executive Vice President and Chief Financial Officer

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2024, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Information about our Executive Officers”.

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, and principal accounting officer or controller. The Company’s Code of Business Conduct and Ethics, as well as its Corporate Governance Guidelines and the charters of its Audit, Compensation and Human Capital, and Nominating and Governance Committees, are available on the Company’s website, www.saia.com/about-us/investor-relations/governance. The Company intends to disclose any amendments to, or waivers from, its Code of Business Conduct and Ethics that apply to the Company’s principal executive officer, principal financial officer, and principal accounting officer or controller on the Company’s website, www.saia.com/about-us/investor-relations/governance, under the “Governance” caption, promptly following the date of any such amendment or waiver.

Item 11. Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2023

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	37,442	$170.79	641,498	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	37,442	$170.79	641,498

(1)
See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2024, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 25, 2024, and is incorporated herein by reference.

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

2.1

Asset Purchase Agreement dated December 5, 2023 by and among Saia, Inc., Saia Motor Freight Line, LLC, Yellow Corporation, New Penn Motor Express LLC, USF Holland LLC, USF Reddaway Inc., YRC Inc. and YRC Freight Canada Company (incorporated by reference to Exhibit 2.1 of Saia, Inc’s Form 8-K (File No. 0-49983) filed on December 11, 2023). †

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

4.1	Description of Securities of the Registrant (incorporated herein by reference to Exhibit 4.1 of Saia, Inc’s Form 10-K (File 0-49983) for the year ended December 31, 2022).

4.2

Master Shelf Agreement, dated as of November 9, 2023, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated by reference to Exhibit 4.1 of Saia, Inc’s Form 8-K (File No. 0-49983) filed on November 15, 2023).

10.1(1)

Sixth Amended and Restated Credit Agreement, dated as of February 5, 2019, by and among Saia, Inc., BOKF, NA dba Bank of Oklahoma, N.A., as Administrative Agent and Collateral Agent, and the Banks named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 11, 2019).

10.1(2)

Credit Agreement dated February 3, 2023 by and among Saia, Inc., JP Morgan Chase, N.A. as Administrative Agent, BOKF, NA dba Bank of Oklahoma, N.A. as Syndication Agent, and the lenders named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on February 6, 2023).

10.1(3)

Amendment No. 1 to Credit Agreement, dated as of October 31, 2023, by and among Saia, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (incorporation herein by reference to Exhibit 10.1 of Saia, Inc’s Form 8-K (File No. 0-49983) filed on November 6, 2023).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on December 13, 2006).*

10.3

SCS Transportation, Inc. Directors’ Deferred Fee Plan as adopted December 11, 2003 (incorporated herein by reference to Exhibit 10.15 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2003).*

Exhibit Number	Description of Exhibit
10.4(1)	Form of Executive Severance Agreement used prior to 2009 (incorporated herein by reference to Exhibit 10.9 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2002).*

10.4(2)	Form of Executive Severance Agreement (incorporated by reference to Exhibit 10.5.2 of Saia, Inc.’s Form 10-K (File No. 0-49983) for the year ended December 31, 2020).*

10.4(3)

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

10.7(1)

Employment Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*

10.7(2)

Amendment to Employment Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

10.7(3)

Second Amendment to Employment Agreement dated as of April 1, 2009 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on April 7, 2009).*

10.7(4)

Termination of Employment Agreement between Richard D. O’Dell and Saia, Inc. dated March 5, 2020 (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020.*

10.8(1)

Amended and Restated Executive Severance Agreement between Saia, Inc. and Richard D. O’Dell dated as of October 24, 2006 (incorporated herein by reference to Exhibit 10.3 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 30, 2006).*

10.8(2)

Amendment to Amended and Restated Executive Severance Agreement dated as of October 23, 2008 between Saia, Inc. and Richard D. O’Dell (incorporated herein by reference to Exhibit 10.4 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on October 29, 2008).*

10.8(3)

Termination of Executive Severance Agreement between Richard D. O’Dell and Saia, Inc. dated March 5, 2020 (incorporated herein by reference to Exhibit 10.2 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on March 6, 2020).*

10.9	First Amended and Restated Saia, Inc. 2011 Omnibus Incentive Plan (incorporated herein by reference to Exhibit A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 22, 2013).*

10.10	Saia, Inc. Annual Cash Bonus Plan (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on February 8, 2023).*

10.11(1)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded in 2011, 2012, 2013 and 2014 (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on May 6, 2011).*

10.11(2)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options awarded in 2015, 2016, 2017 and 2018 (incorporated herein by reference to Exhibit 10.1 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

Exhibit Number	Description of Exhibit
10.11(3)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2011 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2015, 2016, 2017 and 2018 (incorporated herein by reference to the executed agreement originally filed as Exhibit 10.2 of Saia’s Form 8-K (File No. 0-49983) filed on February 9, 2015).*

10.11(4)

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

10.13(1)

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2019, 2020, 2021, 2022 and 2023 (incorporated herein by reference to Exhibit 10.23 of Saia's Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.13(2)	Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2024.*

10.14(1)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2019, 2020, and 2021 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.14(2)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2022 (incorporated herein by reference to Exhibit 10.16.2 of Saia’s Form 10-K (File No.0-49983) filed on February 23, 2022).*

10.14(3)

Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2023 (incorporated by reference to Exhibit 10.1 of Saia’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2023).*

10.14(4)

Form of Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2023 (incorporated by reference to Exhibit 10.2 of Saia’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2023). *

10.14(5)	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2024.*

10.14(6)	Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2024.*

10.15(1)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.15(2)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2019 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(3)

Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2019 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(4)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2020 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

Exhibit Number	Description of Exhibit
10.15(5)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2020 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(6)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2020 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(7)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2021 (incorporated by reference to Exhibit 10.17.7 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed February 24, 2021).*

10.15(8)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2021(incorporated by reference to Exhibit 10.17.8 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed February 24, 2021).*

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Saia, Inc. Clawback Policy
101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan or arrangement.

† Certain portions of this exhibit have been redacted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: February 23, 2024	By:	/s/ Douglas L. Col
Douglas L. Col Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick J. Holzgrefe	President and Chief Executive Officer, Saia, Inc. (Principal Executive Officer)	February 23, 2024
Frederick J. Holzgrefe

/s/ Douglas L. Col	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 23, 2024
Douglas L. Col

/s/ Kelly W. Benton	Vice President and Chief Accounting Officer, Saia,	February 23, 2024
Kelly W. Benton	Inc. (Principal Accounting Officer)

/s/ Richard D. O’Dell	Chairman, Saia, Inc.	February 23, 2024
Richard D. O’Dell

/s/ Di-Ann Eisnor	Director	February 23, 2024
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 23, 2024
Donna E. Epps

/s/ John P. Gainor, Jr.	Director	February 23, 2024
John P. Gainor, Jr.

/s/ Kevin A. Henry	Director	February 23, 2024
Kevin A. Henry

/s/ Donald R. James	Director	February 23, 2024
Donald R. James

/s/ Randolph W. Melville	Director	February 23, 2024
Randolph W. Melville

/s/ Jeffrey C. Ward	Director	February 23, 2024
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 23, 2024
Susan F. Ward