Form 10-Q
period 2024-03-31
SAIA INC
filed 2024-04-26
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

There were 26,588,162 shares of Common Stock outstanding at April 24, 2024.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2024	December 31, 2023
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$12,308	$296,215
Accounts receivable, net	345,808	311,742
Prepaid expenses	51,231	32,648
Other current assets	6,913	8,089
Total current assets	416,260	648,694
Property and Equipment, at cost	3,336,493	2,881,800
Less: accumulated depreciation and amortization	1,159,629	1,118,492
Net property and equipment	2,176,864	1,763,308
Operating Lease Right-of-Use Assets	129,520	118,734
Goodwill and Identifiable Intangibles, net	17,082	17,296
Other Noncurrent Assets	25,988	35,533
Total assets	$2,765,714	$2,583,565
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$153,487	$141,877
Wages, vacation and employees’ benefits	55,318	75,514
Claims and insurance accruals	36,612	41,641
Other current liabilities	58,331	27,094
Current portion of long-term debt	7,498	10,173
Current portion of operating lease liability	26,526	25,757
Total current liabilities	337,772	322,056
Other Liabilities:
Long-term debt, less current portion	76,553	6,315
Operating lease liability, less current portion	98,190	96,462
Deferred income taxes	157,626	155,841
Claims, insurance and other	66,635	61,397
Total other liabilities	399,004	320,015
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,588,162 and 26,549,372 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	27	27
Additional paid-in-capital	282,090	285,092
Deferred compensation trust, 69,412 and 69,672 shares of common stock at cost at March 31, 2024 and December 31, 2023, respectively	(5,928)	(5,679)
Retained earnings	1,752,749	1,662,054
Total stockholders’ equity	2,028,938	1,941,494
Total liabilities and stockholders’ equity	$2,765,714	$2,583,565

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2024 and 2023

(unaudited)

	First Quarter
	2024	2023
	(in thousands, except per share data)
Operating Revenue	$754,775	$660,535
Operating Expenses:
Salaries, wages and employees' benefits	341,713	298,956
Purchased transportation	52,507	46,727
Fuel, operating expenses and supplies	156,325	141,625
Operating taxes and licenses	19,766	17,065
Claims and insurance	17,463	14,059
Depreciation and amortization	48,849	42,880
Other operating, net	240	80
Total operating expenses	636,863	561,392
Operating Income	117,912	99,143
Nonoperating (Income) Expenses:
Interest expense	542	688
Interest income	(755)	(140)
Other, net	(788)	(503)
Nonoperating (income) expenses, net	(1,001)	45
Income Before Income Taxes	118,913	99,098
Income Tax Provision	28,218	23,001
Net Income	$90,695	$76,097

Weighted average common shares outstanding – basic	26,672	26,600
Weighted average common shares outstanding – diluted	26,794	26,702

Basic Earnings Per Share	$3.40	$2.86
Diluted Earnings Per Share	$3.38	$2.85

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters ended March 31, 2024 and 2023

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2023	26,549	$27	$285,092	$(5,679)	$1,662,054	$1,941,494
Stock compensation, including options and long-term incentives	—	—	2,724	—	—	2,724
Exercise of stock options, less shares withheld for taxes	17	—	1,993	—	—	1,993
Shares issued for long-term incentive awards, net of shares withheld for taxes	22	—	(7,968)	—	—	(7,968)
Purchase of shares by Deferred Compensation Trust	—	—	314	(314)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(65)	65	—	—
Net income	—	—	—	—	90,695	90,695
Balance at March 31, 2024	26,588	$27	$282,090	$(5,928)	$1,752,749	$2,028,938

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341
Stock compensation, including options and long-term incentives	—	—	2,225	—	—	2,225
Exercise of stock options, less shares withheld for taxes	21	—	2,204	—	—	2,204
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(8,928)	—	—	(8,927)
Purchase of shares by Deferred Compensation Trust	—	—	474	(474)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(67)	67	—	—
Net income	—	—	—	—	76,097	76,097
Balance at March 31, 2023	26,533	$27	$273,274	$(5,655)	$1,383,294	$1,650,940

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(unaudited)

	First Quarter
	2024	2023
	(in thousands)
Operating Activities:
Net income	$90,695	$76,097
Noncash items included in net income:
Depreciation and amortization	48,849	42,880
Deferred income taxes	1,785	5,738
Other, net	3,624	2,968
Changes in operating assets and liabilities:
Accounts receivable	(34,371)	(5,276)
Accounts payable	3,457	7,008
Change in other assets and liabilities, net	(7,571)	(10,145)
Net cash provided by operating activities	106,468	119,270
Investing Activities:
Acquisition of property and equipment	(457,164)	(128,415)
Proceeds from disposal of property and equipment	343	360
Other	4,999	—
Net cash used in investing activities	(451,822)	(128,055)
Financing Activities:
Repayments of revolving credit facility	(48,100)	—
Borrowings of revolving credit facility	120,100	—
Proceeds from stock option exercises	1,993	2,204
Shares withheld for taxes	(7,968)	(8,927)
Repayment of finance leases	(4,437)	(4,504)
Other financing activity	(141)	(953)
Net cash provided by (used in) financing activities	61,447	(12,180)
Net Decrease in Cash and Cash Equivalents	(283,907)	(20,965)
Cash and Cash Equivalents, beginning of period	296,215	187,390
Cash and Cash Equivalents, end of period	$12,308	$166,425

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2024.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of its revenue has been derived from transporting LTL shipments across 46 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

•
Revenue associated with shipments in transit is recognized ratably over the transit time; and
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

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2024	2023
Numerator:
Net income	$90,695	$76,097
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,672	26,600
Dilutive effect of share-based awards	122	102
Denominator for diluted earnings per share–adjusted weighted average common shares	26,794	26,702

Basic Earnings Per Share	$3.40	$2.86

Diluted Earnings Per Share	$3.38	$2.85

For the quarter ended March 31, 2024, there were no anti-dilutive shares of common stock that were excluded from the calculation of diluted earnings per share. For the quarter ended March 31, 2023, options and restricted stock for 29,120 shares of common stock were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2024 and December 31, 2023, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2024 and December 31, 2023 was $83.8 million and $16.1 million, respectively, based upon level two inputs in the fair value hierarchy. The carrying value of the debt was $84.1 million and $16.5 million at March 31, 2024 and December 31, 2023, respectively.

(5) Debt and Financing Arrangements

At March 31, 2024 and December 31, 2023, debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Credit Agreements, described below	$72,000	$—
Finance Leases, described below	12,051	16,488
Total debt	84,051	16,488
Less: current portion of long-term debt	7,498	10,173
Long-term debt, less current portion	$76,553	$6,315

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Credit Agreements

Revolving Credit Facility

The Company is a party to a credit agreement with its banking group (the Revolving Credit Facility), which provides up to a $300 million revolving line of credit through February 2028. The Revolving Credit Facility contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. The applicable margin is between 1.00% and 1.75% per annum for term SOFR loans and between 0.00% and 0.75% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The Company also accrues fees based on the daily unused portion of the credit facility, which is between 0.0125% and 0.025% based on the Company’s consolidated net lease adjusted leverage ratio. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants at March 31, 2024.

At March 31, 2024, the Company had outstanding borrowings of $72.0 million and outstanding letters of credit of $32.4 million under the Revolving Credit Facility. At December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million under the Revolving Credit Facility.

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

Pursuant to the Shelf Agreement, the Company agreed to sell up to $100 million aggregate principal amount of senior notes (the Initial Notes) to the Note Purchasers. The Initial Notes will bear interest at 6.09% per annum and will mature five years after the date on which the Initial Notes are issued, unless repaid earlier by the Company. The funding date for the Initial Notes may occur at any time on or prior to August 2, 2024. The Initial Notes will be senior unsecured obligations and rank pari passu with borrowings under the Revolving Credit Facility or other senior promissory notes issued pursuant to the Shelf Agreement.

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

At March 31, 2024 and December 31, 2023, respectively, the Company had no outstanding borrowings under its Shelf Agreement.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $12.1 million and $16.5 million as of March 31, 2024 and December 31, 2023, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of March 31, 2024 and December 31, 2023, approximately $34.6 million and $38.6 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at March 31, 2024 and December 31, 2023 were each 4.0 percent.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2024	$6,016
2025	5,453
2026	994
2027	—
2028	72,000
Thereafter	—
Total	84,463
Less: Amounts Representing Interest on Finance Leases	412
Total	$84,051

(6) Asset Acquisitions

On January 17, 2024, the Company completed the purchase of 17 freight terminals of Yellow Corporation for an aggregate purchase price of $235.7 million in cash. In addition, on January 17, 2024, the Company completed the acquisition of Yellow Corporation’s interests in leases for 11 freight terminals for an aggregate purchase price of $7.9 million in cash, plus the assumption of certain liabilities under the leases and the payment of cure costs. These terminals were recorded as asset acquisitions using the cost accumulation and allocation model in accordance with ASC Topic 805, Business Combinations, and the owned and leased terminals are included in Property and Equipment and in Operating Lease Right-of-Use Assets, respectively, on the unaudited Condensed Consolidated Balance Sheets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2023 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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

These factors and risks are described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

First Quarter Overview

The Company’s operating revenue increased by 14.3 percent in the first quarter of 2024 compared to the same period in 2023. The increase resulted primarily from increases in shipments and tonnage partially as a result of the redistribution of freight due to industry consolidation. In the first quarter of 2024, LTL shipments were up 15.7 percent and LTL tonnage was up 6.2 percent compared to the prior year quarter. Additionally, increases in revenue were driven by improved revenue per hundredweight due to pricing and changes in business mix.

Consolidated operating income was $117.9 million for the first quarter of 2024 compared to $99.1 million for the first quarter of 2023. Diluted earnings per share were $3.38 in the first quarter of 2024 compared to diluted earnings per share of $2.85 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 84.4 percent in the first quarter of 2024 compared to 85.0 percent in the first quarter of 2023. The Company generated $106.5 million in net cash provided by operating activities in the first three months of 2024 compared with $119.3 million in the same period last year.

On January 17, 2024, the Company completed the purchase of 17 freight terminals of Yellow Corporation for an aggregate purchase price of $235.7 million in cash. In addition, the Company completed the acquisition of Yellow Corporation’s interests in leases for 11 freight terminals for an aggregate purchase price of $7.9 million in cash, plus the assumption of certain liabilities under the leases and the payment of cure costs.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, financial condition, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is historically derived from transporting LTL shipments across 46 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2024 and 2023

(unaudited)

			Percent
			Variance
	2024	2023	'24 v. '23
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$754,775	$660,535	14.3%
Operating Expenses:
Salaries, wages and employees’ benefits	341,713	298,956	14.3
Purchased transportation	52,507	46,727	12.4
Fuel and other operating expenses	193,794	172,829	12.1
Depreciation and amortization	48,849	42,880	13.9
Operating Income	117,912	99,143	18.9
Operating Ratio	84.4%	85.0%
Nonoperating (Income) Expense	(1,001)	45	(2,324.4)

Working Capital (as of March 31, 2024 and 2023)	78,488	242,983
Cash Flows provided by Operating Activities (year to date)	106,468	119,270
Net Acquisitions of Property and Equipment (year to date)	456,821	128,055

Saia Motor Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,392	1,311	6.2
LTL Shipments	2,108	1,822	15.7
LTL Revenue per hundredweight	$26.51	$24.63	7.6
LTL Revenue per hundredweight, excluding fuel surcharge	$22.26	$20.15	10.5
LTL Revenue per shipment	$350.18	$354.37	(1.2)
LTL Revenue per shipment, excluding fuel surcharge	$293.96	$289.87	1.4
LTL Pounds per shipment	1,321	1,439	(8.2)
LTL Length of haul	888	892	(0.4)

Quarter ended March 31, 2024 compared to quarter ended March 31, 2023

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2024 increased 14.3 percent to $754.8 million primarily as a result of increases in shipments and tonnage partially as a result of the redistribution of freight due to industry consolidation. For the first quarter of 2024, Saia’s LTL tonnage was up 6.2 percent to 1.4 million tons, and LTL shipments increased 15.7 percent to 2.1 million shipments. LTL revenue per hundredweight, excluding fuel surcharge, increased 10.5 percent to $22.26 per hundredweight for the first quarter of 2024 as a result of changes in business mix and pricing actions. For the first quarter of 2024, approximately 75 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented 6.5 and 7.5 percent general rate increases on January 30, 2023 and December 4, 2023, respectively. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 15.7 percent for the quarter ended March 31, 2024 compared to 17.8 percent for the quarter ended March 31, 2023, as a result of decreases in the average cost of diesel fuel for the quarter compared to the prior year.

Operating expenses and margin

Consolidated operating income was $117.9 million in the first quarter of 2024 compared to $99.1 million in the prior year quarter. Overall, the increase in consolidated operating income was the result of increased volumes during the first quarter of 2024. The first quarter of 2024 operating ratio (operating expenses divided by operating revenue) was 84.4 percent compared to 85.0 percent for the same period in 2023.

Salaries, wages and employees’ benefits increased $42.8 million in the first quarter of 2024 compared to the first quarter of 2023. This change was primarily driven by increases during the quarter in employee hours and headcount in response to overall increased volumes, expanded footprint and by a Company-wide wage increase in July 2023 of approximately 4.1 percent. Purchased transportation increased $5.8 million in the first quarter of 2024 compared to the first quarter of 2023 primarily due to increased volumes. Fuel, operating expenses and supplies increased by $14.7 million compared to the first quarter of 2023 largely due to increased administrative costs and facility costs due to increased volumes and expanded footprint. Claims and insurance expense in the first quarter of 2024 was $3.4 million higher than the first quarter of 2023 primarily due to increased activity and premiums. Depreciation and amortization expense increased $6.0 million in the first quarter of 2024 compared to the same period in 2023 primarily due to ongoing investments in revenue equipment, real estate and technology.

Other

Interest expense in the first quarter of 2024 was lower than the same period in 2023 as the Company continued to pay down finance lease obligations, partially offset by interest expense related to borrowings on the Revolving Credit Facility that occurred late in the quarter.

Interest income for the first quarter of 2024 was higher than the same period in 2023 due to increased interest rates on deposit balances during the period.

The effective tax rate was 23.7 percent and 23.2 percent for the quarters ended March 31, 2024 and 2023, respectively.

Net income was $90.7 million, or $3.38 per diluted share, in the first quarter of 2024 compared to net income of $76.1 million, or $2.85 per diluted share, in the first quarter of 2023.

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

Working capital/capital expenditures

Working capital at March 31, 2024 was $78.5 million, a decrease from $243.0 million at March 31, 2023.

Current assets at March 31, 2024 decreased by $97.3 million as compared to March 31, 2023, driven by a decrease in cash and cash equivalents of $154.1 million to fund the Yellow Corporation real estate acquisitions, partially offset by an increase in accounts receivable of $50.9 million. Current liabilities increased by $67.2 million at March 31, 2024 compared to March 31, 2023 largely due to an increase in accounts payable and other current liabilities.

A summary of our cash activity is presented below:

	First Quarter
	2024	2023
	(in thousands)
Cash and Cash Equivalents, beginning of period	$296,215	$187,390
Net Cash flows provided by (used in):
Operating activities	106,468	119,270
Investing activities	(451,822)	(128,055)
Financing activities	61,447	(12,180)
Net Decrease in Cash and Cash Equivalents	(283,907)	(20,965)
Cash and Cash Equivalents, end of period	$12,308	$166,425

Cash flows provided by operating activities were $106.5 million for the three months ended March 31, 2024 versus $119.3 million for the three months ended March 31, 2023. The decrease is primarily due to an increase in accounts receivable, partially offset by changes in other assets and liabilities and additional net income. For the three months ended March 31, 2024, net cash used in investing activities was $451.8 million compared to $128.1 million in the same period last year, a $323.7 million increase. This increase resulted from the acquisition of terminals from Yellow Corporation in January 2024 in addition to increased revenue equipment purchases to support higher volumes. For the three months ended March 31, 2024, net cash provided by financing activities was $61.4 million compared to $12.2 million net cash used in financing activities during the same period last year, as a result of borrowings to help fund capital expenditures during the first three months of 2024.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its credit agreements, discussed below. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals.

The Company currently anticipates that net capital expenditures in 2024 will be in excess of $1 billion, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the year include normal replacement cycles of revenue equipment, investments in technology, and revenue equipment and real estate investments to support our growth initiatives. Net capital expenditures were $456.8 million in the first three months of 2024 and include $235.7 million for the acquisition of Yellow Corporation terminals. Additionally, $7.9 million was used to fund the acquisition of the rights of leased properties from Yellow Corporation. Approximately $330.4 million of the 2024 remaining capital budget was committed as of March 31, 2024.

Credit Agreements

Revolving Credit Facility

The Company is a party to a credit agreement with its banking group (the Revolving Credit Facility), which provides up to a $300 million revolving line of credit through February 2028. The Revolving Credit Facility contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. The applicable margin is between 1.00% and 1.75% per annum for term SOFR loans and between 0.00% and 0.75% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The Company also accrues fees based on the daily unused portion of the credit facility, which is between 0.0125% and 0.025% based on the Company’s consolidated net lease adjusted leverage ratio. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants at March 31, 2024.

At March 31, 2024 the Company had outstanding borrowings of $72.0 million and outstanding letters of credit $32.4 million under this Revolving Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million under this Revolving Credit Facility. At March 31, 2024, the Company had $195.6 million in availability under the Revolving Credit Facility.

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

Pursuant to the Shelf Agreement, the Company agreed to sell up to $100 million aggregate principal amount of senior notes (the Initial Notes) to the Note Purchasers. The Initial Notes will bear interest at 6.09% per annum and will mature five years after the date on which the Initial Notes are issued, unless repaid earlier by the Company. The funding date for the Initial Notes may occur at any time on or prior to August 2, 2024. The Initial Notes will be senior unsecured obligations and rank pari passu with borrowings under the Revolving Credit Facility or other senior promissory notes issued pursuant to the Shelf Agreement.

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

At March 31, 2024 and December 31, 2023, respectively, the Company had no outstanding borrowings under its Shelf Agreement.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering revenue equipment. Total liabilities recognized under finance leases were $12.1 million and $16.5 million as of March 31, 2024 and December 31, 2023, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at March 31, 2024 and December 31, 2023 were each 4.0 percent.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the credit agreements. Contractual obligations for operating leases at March 31, 2024 totaled $149.0 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $12.5 million at March 31, 2024, which includes both principal and interest amounts. For the remainder of 2024, $5.7 million of interest payments are anticipated based on borrowings and commitments outstanding at March 31, 2024. See Note 5 to the accompanying unaudited condensed consolidated financial statements in this Current Report on Form 10-Q. Purchase obligations at March 31, 2024 were $330.7 million, including commitments of $330.4 million for capital expenditures. As of March 31, 2024, the Revolving Credit Facility had $72.0 million outstanding principal balance and the Shelf Agreement had no outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of March 31, 2024 the Company had total outstanding letters of credit of $32.4 million and $59.6 million in surety bonds.

The Company has accrued approximately $5.0 million for uncertain tax positions and $0.5 million for interest and penalties related to the uncertain tax positions as of March 31, 2024. At March 31, 2024, the Company has accrued $83.3 million for claims and insurance liabilities.

Critical Accounting Policies and Estimates

There have been no significant changes to the application of the critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2023. The reader should refer to our 2023 Annual Report on Form 10-K for a full disclosure of all critical accounting policies and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

The following table provides information about the Company’s third-party financial instruments as of March 31, 2024. The table presents principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt (finance leases) is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

	Expected maturity date						2024
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$5.7	$5.4	$1.0	$—	$—	$—	$12.1	$11.8
Average interest rate	4.0%	4.1%	3.5%	—	—	—	4.0%
Variable rate debt	$—	$—	$—	$—	$72.0	$—	$72.0	$72.0
Average interest rate	—	—	—	—	8.5%	—	8.5%

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

Item 1A. Risk Factors — In addition to the other information included in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition and/or operating results. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2024 through
January 31, 2024	—	(2)	$—	(2)	—	$—
February 1, 2024 through
February 29, 2024	—	(3)	$—	(3)	—	—
March 1, 2024 through
March 31, 2024	530	(4)	$593.24	(4)	—	—
Total	530				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2024 through January 31, 2024.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 790 shares of Saia stock at an average price of $550.79 during the period of February 1, 2024 through February 29, 2024.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2024 through March 31, 2024.

Item 5. Other Information — During the three months ended March 31, 2024, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2024 and 2023 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended March 31, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 26, 2024	/s/ Douglas L. Col
Douglas L. Col
Executive Vice President and Chief Financial Officer