Form 10-Q
period 2024-09-30
SAIA INC
filed 2024-10-25
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

There were 26,595,075 shares of Common Stock outstanding at October 23, 2024.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2024	December 31, 2023
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$14,405	$296,215
Accounts receivable, net	372,396	311,742
Prepaid expenses	35,746	32,648
Income tax receivable	8,329	1,005
Other current assets	6,471	7,084
Total current assets	437,347	648,694
Property and Equipment, at cost	3,704,281	2,881,800
Less: accumulated depreciation and amortization	1,222,373	1,118,492
Net property and equipment	2,481,908	1,763,308
Operating Lease Right-of-Use Assets	121,336	118,734
Goodwill and Identifiable Intangibles, net	16,656	17,296
Other Noncurrent Assets	24,877	35,533
Total assets	$3,082,124	$2,583,565
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$161,241	$141,877
Wages, vacation and employees’ benefits	70,613	75,514
Claims and insurance accruals	40,799	41,641
Other current liabilities	41,580	27,094
Current portion of long-term debt	6,761	10,173
Current portion of operating lease liability	25,679	25,757
Total current liabilities	346,673	322,056
Other Liabilities:
Long-term debt, less current portion	184,202	6,315
Operating lease liability, less current portion	92,325	96,462
Deferred income taxes	161,867	155,841
Claims, insurance and other	65,572	61,397
Total other liabilities	503,966	320,015
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,595,075 and 26,549,372 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	27	27
Additional paid-in-capital	291,319	285,092
Deferred compensation trust, 70,560 and 69,672 shares of common stock at cost at September 30, 2024 and December 31, 2023, respectively	(7,877)	(5,679)
Retained earnings	1,948,016	1,662,054
Total stockholders’ equity	2,231,485	1,941,494
Total liabilities and stockholders’ equity	$3,082,124	$2,583,565

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2024 and 2023

(unaudited)

	Third Quarter		Nine Months
	2024	2023	2024	2023
	(in thousands, except per share data)
Operating Revenue	$842,103	$775,144	$2,420,122	$2,130,301
Operating Expenses:
Salaries, wages and employees' benefits	398,134	344,605	1,112,087	955,449
Purchased transportation	65,584	76,746	179,138	173,244
Fuel, operating expenses and supplies	158,733	144,282	475,935	419,397
Operating taxes and licenses	19,942	17,018	59,401	51,540
Claims and insurance	19,274	18,024	55,565	49,039
Depreciation and amortization	54,656	45,618	156,041	133,156
Other operating, net	609	416	1,279	643
Total operating expenses	716,932	646,709	2,039,446	1,782,468
Operating Income	125,171	128,435	380,676	347,833
Nonoperating (Income) Expenses:
Interest expense	2,997	454	5,951	1,600
Interest income	(45)	(2,423)	(910)	(3,050)
Other, net	(460)	157	(1,574)	(1,336)
Nonoperating (income) expenses, net	2,492	(1,812)	3,467	(2,786)
Income Before Income Taxes	122,679	130,247	377,209	350,619
Income Tax Provision	29,931	32,034	91,247	84,990
Net Income	$92,748	$98,213	$285,962	$265,629

Weighted average common shares outstanding – basic	26,695	26,644	26,686	26,626
Weighted average common shares outstanding – diluted	26,789	26,779	26,785	26,755

Basic Earnings Per Share	$3.47	$3.69	$10.72	$9.98
Diluted Earnings Per Share	$3.46	$3.67	$10.68	$9.93

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2024 and 2023

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2023	26,549	$27	$285,092	$(5,679)	$1,662,054	$1,941,494
Stock compensation, including options and long-term incentives	—	—	2,724	—	—	2,724
Exercise of stock options, less shares withheld for taxes	17	—	1,993	—	—	1,993
Shares issued for long-term incentive awards, net of shares withheld for taxes	22	—	(7,968)	—	—	(7,968)
Purchase of shares by Deferred Compensation Trust	—	—	314	(314)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(65)	65	—	—
Net income	—	—	—	—	90,695	90,695
Balance at March 31, 2024	26,588	$27	$282,090	$(5,928)	$1,752,749	$2,028,938

Stock compensation, including options and long-term incentives	—	—	3,207	—	—	3,207
Director deferred share activity	2	—	1,422	—	—	1,422
Purchase of shares by Deferred Compensation Trust	—	—	931	(931)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(39)	39	—	—
Net income	—	—	—	—	102,519	102,519
Balance at June 30, 2024	26,590	$27	$287,611	$(6,820)	$1,855,268	$2,136,086

Stock compensation, including options and long-term incentives	—	—	3,463	—	—	3,463
Exercise of stock options, less shares withheld for taxes	—	—	40	—	—	40
Shares issued for long-term incentive awards, net of shares withheld for taxes	5	—	(852)	—	—	(852)
Purchase of shares by Deferred Compensation Trust			1,572	(1,572)		—
Sale of shares by Deferred Compensation Trust	—	—	(515)	515	—	—
Net income	—	—	—	—	92,748	92,748
Balance at September 30, 2024	26,595	$27	$291,319	$(7,877)	$1,948,016	$2,231,485

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341
Stock compensation, including options and long-term incentives	—	—	2,225	—	—	2,225
Exercise of stock options, less shares withheld for taxes	21	—	2,204	—	—	2,204
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(8,928)	—	—	(8,927)
Purchase of shares by Deferred Compensation Trust	—	—	474	(474)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(67)	67	—	—
Net income	—	—	—	—	76,097	76,097
Balance at March 31, 2023	26,533	$27	$273,274	$(5,655)	$1,383,294	$1,650,940

Stock compensation, including options and long-term incentives	—	—	2,500	—	—	2,500
Director deferred share activity	2	—	1,417	—	—	1,417
Exercise of stock options, less shares withheld for taxes	—	—	46	—	—	46
Sale of shares by Deferred Compensation Trust	—	—	(29)	29	—	—
Net income	—	—	—	—	91,319	91,319
Balance at June 30, 2023	26,535	$27	$277,208	$(5,626)	$1,474,613	$1,746,222

Stock compensation, including options and long-term incentives	—	—	2,686	—	—	2,686
Exercise of stock options less shares withheld for taxes	12	—	2,541	—	—	2,541
Shares issued for long-term incentive awards, net of shares withheld for taxes	1	—	(199)	—	—	(199)
Sale of shares by Deferred Compensation Trust	—	—	(61)	61	—	—
Net income	—	—	—	—	98,213	98,213
Balance at September 30, 2023	26,548	$27	$282,175	$(5,565)	$1,572,826	$1,849,463

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(unaudited)

	Nine Months
	2024	2023
	(in thousands)
Operating Activities:
Net income	$285,962	$265,629
Noncash items included in net income:
Depreciation and amortization	156,041	133,156
Deferred income taxes	6,026	17,496
Other, net	16,276	12,158
Changes in operating assets and liabilities:
Accounts receivable	(63,771)	(58,005)
Accounts payable	12,095	25,160
Change in other assets and liabilities, net	6,334	20,674
Net cash provided by operating activities	418,963	416,268
Investing Activities:
Acquisition of property and equipment	(875,302)	(340,528)
Proceeds from disposal of property and equipment	2,079	2,141
Other	4,999	1,379
Net cash used in investing activities	(868,224)	(337,008)
Financing Activities:
Repayments of revolving credit facility	(870,100)	—
Borrowings of revolving credit facility	953,100	—
Borrowings on private shelf agreement	100,000	—
Proceeds from stock option exercises	2,033	4,791
Shares withheld for taxes	(8,820)	(9,126)
Repayment of finance leases	(8,525)	(12,074)
Other financing activity	(237)	(979)
Net cash provided by (used in) financing activities	167,451	(17,388)
Net (Decrease) Increase in Cash and Cash Equivalents	(281,810)	61,872
Cash and Cash Equivalents, beginning of period	296,215	187,390
Cash and Cash Equivalents, end of period	$14,405	$249,262

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Operating results for the quarter and nine months ended September 30, 2024 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2024.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of its revenue has been derived from transporting LTL shipments across 48 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company periodically evaluates estimated useful lives of property and equipment considering its planned and actual usage, planned and actual maintenance and replacement, and other relevant physical and economic factors that may affect our use of the assets. During the second quarter of 2024, the Company determined that the estimated useful lives of certain of its trailers and dollies should be extended from 14 years to 20 years. This change is recognized prospectively. The changes in estimates resulted in an increase in income from continuing operations of approximately $2.8 million and $4.9 million (a $2.1 million and $3.7 million increase in net income) for the three and nine months ended September 30, 2024, respectively.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2024	2023	2024	2023
Numerator:
Net income	$92,748	$98,213	$285,962	$265,629
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,695	26,644	26,686	26,626
Dilutive effect of share-based awards	94	135	99	129
Denominator for diluted earnings per share–adjusted weighted average common shares	26,789	26,779	26,785	26,755

Basic Earnings Per Share	$3.47	$3.69	$10.72	$9.98

Diluted Earnings Per Share	$3.46	$3.67	$10.68	$9.93

For both the quarter and nine months ended September 30, 2024, there were no anti-dilutive shares of common stock that were excluded from the calculation of diluted earnings per share. For the quarter and nine months ended September 30, 2023, options and restricted stock in the aggregate for 5,370 and 6,154 shares of common stock, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2024 and December 31, 2023, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2024 and December 31, 2023 was $191.8 million and $16.1 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company. The carrying value of the debt was $191.0 million and $16.5 million at September 30, 2024 and December 31, 2023, respectively.

(5) Debt and Financing Arrangements

At September 30, 2024 and December 31, 2023, debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Credit Arrangements, described below	$183,000	$—
Finance Leases, described below	7,963	16,488
Total debt	190,963	16,488
Less: current portion of long-term debt	6,761	10,173
Long-term debt, less current portion	$184,202	$6,315

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility), which provides up to a $300 million revolving line of credit through February 2028. The Revolving Credit Facility contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. The applicable margin is between 1.00% and 1.75% per annum for term SOFR loans and between 0.00% and 0.75% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The Company also accrues fees based on the daily unused portion of the Revolving Credit Facility, which is between 0.0125% and 0.025% based on the Company’s consolidated net lease adjusted leverage ratio. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants under the Revolving Credit Facility at September 30, 2024.

At September 30, 2024, the Company had outstanding borrowings of $83.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million under the Revolving Credit Facility. At September 30, 2024, the Company had $184.8 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at September 30, 2024.

At September 30, 2024 and December 31, 2023, the Company had outstanding borrowings under the Shelf Agreement of $100.0 million and $0, respectively.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering certain revenue equipment. Total liabilities recognized under the finance leases were $8.0 million and $16.5 million as of September 30, 2024 and December 31, 2023, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. As of September 30, 2024 and December 31, 2023, approximately $21.5 million and $38.6 million of finance leased assets, net of depreciation, were included in Property and Equipment, respectively. The weighted average interest rates for the finance leases at September 30, 2024 and December 31, 2023 were 4.1 percent and 4.0 percent, respectively.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2024	$1,723
2025	5,453
2026	995
2027	—
2028	83,000
Thereafter	100,000
Total	191,171
Less: Amounts Representing Interest on Finance Leases	208
Total	$190,963

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

Third Quarter Overview

The Company’s operating revenue increased by 8.6 percent in the third quarter of 2024 compared to the same period in 2023. The increase resulted primarily from increases in shipments and tonnage. In the third quarter of 2024, LTL shipments per workday were up 8.5 percent and LTL tonnage per workday was up 7.7 percent compared to the prior year quarter.

Consolidated operating income was $125.2 million for the third quarter of 2024 compared to $128.4 million for the third quarter of 2023. Diluted earnings per share were $3.46 in the third quarter of 2024 compared to diluted earnings per share of $3.67 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 85.1 percent in the third quarter of 2024 compared to 83.4 percent in the third quarter of 2023. The Company generated $419.0 million in net cash provided by operating activities in the first nine months of 2024 compared with $416.3 million in the same period last year. The Company opened eleven new terminals and relocated one additional terminal during the third quarter of 2024.

General

The following Management’s Discussion and Analysis describes the principal factors affecting the results of operations, financial condition, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is historically derived from transporting LTL shipments across 48 states, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America.

Our business is highly correlated to non-service sectors of the general economy. Our business also is impacted by a number of other factors as discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per hundredweight (a measure of yield) and revenue per shipment; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2024 and 2023

(unaudited)

			Percent
			Variance
	2024	2023	'24 v. '23
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$842,103	$775,144	8.6%
Operating Expenses:
Salaries, wages and employees’ benefits	398,134	344,605	15.5
Purchased transportation	65,584	76,746	(14.5)
Fuel and other operating expenses	198,558	179,740	10.5
Depreciation and amortization	54,656	45,618	19.8
Operating Income	125,171	128,435	(2.5)
Operating Ratio	85.1%	83.4%
Nonoperating (Income) Expense	2,492	(1,812)	(237.5)

Working Capital (as of September 30, 2024 and 2023)	90,674	346,365
Cash Flows provided by Operating Activities (year to date)	418,963	416,268
Net Acquisitions of Property and Equipment (year to date)	873,223	338,387

Saia Motor Freight Operating Statistics:
Workdays	64	63
LTL Tonnage	1,605	1,467	9.4
LTL Shipments	2,379	2,158	10.2
LTL Revenue per hundredweight	$25.64	$25.87	(0.9)
LTL Revenue per hundredweight, excluding fuel surcharge	$21.75	$21.39	1.7
LTL Revenue per shipment	$345.93	$351.64	(1.6)
LTL Revenue per shipment, excluding fuel surcharge	$293.39	$290.79	0.9
LTL Pounds per shipment	1,349	1,360	(0.8)
LTL Length of haul	890	896	(0.7)

Quarter and nine months ended September 30, 2024 compared to quarter and nine months ended September 30, 2023

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2024 increased 8.6 percent to $842.1 million primarily as a result of increases in shipments and tonnage partially as a result of the redistribution of freight due to a competitor bankruptcy in 2023. For the third quarter of 2024, Saia’s LTL tonnage was up 9.4 percent to 1.6 million tons, and LTL shipments increased 10.2 percent to 2.4 million shipments. LTL revenue per hundredweight, excluding fuel surcharge, increased 1.7 percent to $21.75 per hundredweight for the third quarter of 2024 as a result of changes in business mix and pricing actions. For the third quarter of 2024, approximately 75 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented 7.5 and 6.5 percent general rate increases on December 4, 2023 and January 30, 2023, respectively. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 14.8 percent for the quarter ended September 30, 2024 compared to 16.9 percent for the quarter ended September 30, 2023, as a result of decreases in the average cost of diesel fuel and changes in customer mix.

For the nine months ended September 30, 2024, operating revenues were $2.4 billion, up 13.6 percent from operating revenues for the nine months ended September 30, 2023 primarily as a result of increases in shipments and tonnage partially as a result of the redistribution of freight due to a competitor bankruptcy in 2023. Fuel surcharge revenue as a percentage of operating revenue decreased to 15.3 percent for the nine months ended September 30, 2024 compared to 16.9 percent for the nine months ended September 30, 2023, as a result of decreases in the average cost of diesel fuel and changes in customer mix.

Operating expenses and margin

Consolidated operating income was $125.2 million in the third quarter of 2024 compared to $128.4 million in the prior year quarter. Overall, the decrease in consolidated operating income was the result of increased operating expenses, primarily driven by the expanded footprint of opening eighteen new terminals and eight relocations during the past twelve months, partially offset by increased volumes during the third quarter of 2024. The third quarter of 2024 operating ratio (operating expenses divided by operating revenue) was 85.1 percent compared to 83.4 percent for the same period in 2023.

Salaries, wages and employees’ benefits increased $53.5 million in the third quarter of 2024 compared to the third quarter of 2023. This change was primarily driven by increases in headcount, employee hours worked and training hours in response to overall increased volumes and expanded footprint, and by a Company-wide wage increase in July 2024 of approximately 4.1 percent. In addition, workers’ compensation expense increased by approximately $5.1 million related to new claims, unfavorable development on existing claims and increased headcount. Purchased transportation decreased $11.2 million in the third quarter of 2024 compared to the third quarter of 2023 primarily due to a decrease in LTL purchased transportation miles as a result of workforce and network optimization. Fuel, operating expenses and supplies increased by $14.5 million compared to the third quarter of 2023 largely due to increased facility costs and administrative costs related to increased volumes and the expanded footprint. Claims and insurance expense in the third quarter of 2024 was $1.3 million higher than the third quarter of 2023 primarily due to increased claim activity and development of open cases. Depreciation and amortization expense increased $9.0 million in the third quarter of 2024 compared to the same period in 2023 primarily due to ongoing investments in revenue equipment, real estate and technology.

For the nine months ended September 30, 2024, consolidated operating income was $380.7 million, up 9.4 percent compared to $347.8 million for the nine months ended September 30, 2023. This increase in consolidated operating income was the result of increased volumes partially offset by increased operating expenses during the during the first nine months of 2024.

Salaries, wages and benefits increased $156.6 million during the first nine months of 2024 compared to the same period last year. This change was primarily driven by increased volumes and expanded footprint, and by a Company-wide wage increase in July 2024 of approximately 4.1 percent. In addition, other employee related costs increased, including increased training hours and unfavorable development of workers’ compensation claims. Purchased transportation increased $5.9 million for the first nine months of 2024 compared to the same period in the prior year primarily due to increased non-asset truckload volume. Fuel, operating expenses and supplies increased $56.5 million during the first nine months of 2024 compared to the same period last year largely due to increased facility costs and administrative costs related to increased volumes and expanded footprint. During the first nine months of 2024, claims and insurance expense was $6.5 million higher than the same period last year primarily due to increased claim activity and development of open claims. Depreciation and amortization expense increased $22.9 million during the first nine months of 2024 compared to the same period in 2023 primarily due to ongoing investments in revenue equipment and network expansion.

Other

Interest expense for the quarter and nine months ended September 30, 2024 was higher than the same period in 2023 due to interest expense related to increased borrowings under the credit arrangements.

Interest income for the quarter and nine months ended September 30, 2024 was lower than the same period in 2023 due to decreased deposit balances during the period.

The effective tax rate was 24.4 percent and 24.6 percent for the quarters ended September 30, 2024 and 2023, respectively. For both the nine months ended September 30, 2024 and 2023, the effective tax rate was 24.2 percent.

Net income was $92.7 million, or $3.46 per diluted share, in the third quarter of 2024 compared to net income of $98.2 million, or $3.67 per diluted share, in the third quarter of 2023. Net income was $286.0 million, or $10.68 per diluted share, for the first nine months of 2024 compared to net income of $265.6 million, or $9.93 per diluted share, for the first nine months of 2023.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including strength of the economy, inflation, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our geographic and terminal network, as well as pricing and mix management. On October 21, 2024, December 4, 2023 and January 30, 2023 Saia implemented 7.9, 7.5 and 6.5 percent general rate increases, respectively, for customers comprising approximately 25 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

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

Effective July 2024, the Company implemented a market competitive salary and wage increase for all employees. The increase was approximately 4.1 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Working capital/capital expenditures

Working capital at September 30, 2024 was $90.7 million, a decrease from $346.4 million at September 30, 2023.

Current assets at September 30, 2024 decreased by $208.2 million as compared to September 30, 2023, driven by a decrease in cash and cash equivalents of $234.9 million to fund the Yellow Corporation real estate acquisitions, partially offset by an increase in accounts receivable of $26.5 million. Current liabilities increased by $47.4 million at September 30, 2024 compared to September 30, 2023 largely due to an increase in accounts payable and other current liabilities.

A summary of our cash activity is presented below:

	Nine Months
	2024	2023
	(in thousands)
Cash and Cash Equivalents, beginning of period	$296,215	$187,390
Net Cash flows provided by (used in):
Operating activities	418,963	416,268
Investing activities	(868,224)	(337,008)
Financing activities	167,451	(17,388)
Net (Decrease) Increase in Cash and Cash Equivalents	(281,810)	61,872
Cash and Cash Equivalents, end of period	$14,405	$249,262

Cash flows provided by operating activities were $419.0 million for the nine months ended September 30, 2024 versus $416.3 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, net cash used in investing activities was $868.2 million compared to $337.0 million in the same period last year, a $531.2 million increase. This increase resulted from the acquisition of terminals from Yellow Corporation in January 2024 in addition to increased purchases of revenue equipment to support higher volumes and expanded footprint. For the nine months ended September 30, 2024, net cash provided by financing activities was $167.5 million compared to $17.4 million net cash used in financing activities during the same period last year, as a result of borrowings to fund capital expenditures during the first nine months of 2024.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The timing of capital expenditures can largely be managed around the seasonal working capital requirements of the Company. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its credit arrangements, discussed below. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements.

The Company currently anticipates that net capital expenditures in 2024 will be approximately $1 billion, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment and real estate investments to support our growth initiatives, including the plan to open four additional terminals in the fourth quarter. Net capital expenditures were $873.2 million in the first nine months of 2024 and include $235.7 million for the acquisition of 17 Yellow Corporation freight terminals. Additionally, $7.9 million was used to fund the acquisition of Yellow Corporation's interest in leases for 11 freight terminals and the payment of cure costs. Approximately $90.3 million of the 2024 remaining capital budget was committed as of September 30, 2024.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility), which provides up to a $300 million revolving line of credit through February 2028. The Revolving Credit Facility contains an accordion feature that allows the Company to increase the size of the facility by up to $150 million, subject to certain conditions and availability of lender commitments. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. The applicable margin is between 1.00% and 1.75% per annum for term SOFR loans and between 0.00% and 0.75% per annum for alternate base rate loans, in each case based on the Company’s leverage ratio, as defined in the agreement. The Company also accrues fees based on the daily unused portion of the Revolving Credit Facility, which is between 0.0125% and 0.025% based on the Company’s consolidated net lease adjusted leverage ratio. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. The Company was in compliance with its debt covenants under the Revolving Credit Facility at September 30, 2024.

At September 30, 2024 the Company had outstanding borrowings of $83.0 million and outstanding letters of credit $32.2 million under the Revolving Credit Facility. As of December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million under the Revolving Credit Facility. At September 30, 2024, the Company had $184.8 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at September 30, 2024.

At September 30, 2024 and December 31, 2023, the Company had outstanding borrowings under the Shelf Agreement of $100.0 million and $0, respectively.

Finance Leases

The Company is obligated under finance leases with seven-year original terms covering certain revenue equipment. Total liabilities recognized under the finance leases were $8.0 million and $16.5 million as of September 30, 2024 and December 31, 2023, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at September 30, 2024 and December 31, 2023 were 4.1 percent and 4.0 percent, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at September 30, 2024 totaled $140.7 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $8.2 million at September 30, 2024, which includes both principal and interest amounts. For the remainder of 2024, $3.9 million of interest payments are anticipated based on borrowings and commitments outstanding at September 30, 2024. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this 10-Q. Purchase obligations at September 30, 2024 were $90.5 million, including commitments of $90.3 million for capital expenditures. As of September 30, 2024, the Revolving Credit Facility had $83.0 million outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of September 30, 2024 the Company had total outstanding letters of credit of $32.2 million and $60.4 million in surety bonds.

The Company has accrued approximately $4.6 million for uncertain tax positions and $0.6 million for interest and penalties related to the uncertain tax positions as of September 30, 2024. At September 30, 2024, the Company has accrued $87.0 million for claims and insurance liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and diesel fuel prices. To help mitigate our risk to rising diesel fuel prices, the Company has an established fuel surcharge program. The detail of the Company’s debt structure is more fully described in Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q.

The following table provides information about the Company’s third-party financial instruments as of September 30, 2024. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							2024
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Fixed rate debt	$1.7	$5.3	$1.0	$—	$—	$100.0	$108.0	$108.8
Average interest rate	3.7%	4.3%	3.5%	—	—	6.1%	4.1%
Variable rate debt	$—	$—	$—	$—	$83.0	$—	$83.0	$83.0
Average interest rate	—	—	—	—	6.9%	—	6.9%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2024 through
July 31, 2024	450	(2)	$400.60	(2)	—	$—
August 1, 2024 through
August 31, 2024	3,110	(3)	$383.28	(3)	—	—
September 1, 2024 through
September 30, 2024	500	(4)	$399.49	(4)	—	—
Total	4,060				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2024 through July 31, 2024.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 4,274 shares of Saia stock at an average price of $386.60 during the period of August 1, 2024 through August 31, 2024.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 528 shares of Saia stock at an average price of $386.63 during the period of September 1, 2024 through September 30, 2024.

Item 5. Other Information — During the three months ended September 30, 2024, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2024 and 2023 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended September 30, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 25, 2024	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer