Form 10-K
period 2024-12-31
SAIA INC
filed 2025-02-24
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,611,329,837 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of Common Stock outstanding as of February 18, 2025 was 26,628,578.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2024, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 24, 2025, have been incorporated by reference into Part III of this Form 10-K.

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

Founded in 1924, Saia Motor Freight Line, LLC (Saia LTL Freight), a wholly-owned subsidiary of Saia, Inc., is a leading LTL carrier that provides direct service to the 48 contiguous states and provides LTL services to Canada and Mexico through relationships with third-party interline carriers. Saia LTL Freight specializes in offering its customers a range of LTL services including time-definite and expedited options. Saia LTL Freight primarily provides its customers with solutions for shipments between 100 and 10,000 pounds.

As of December 31, 2024, Saia LTL Freight operated a network comprised of 214 owned and leased terminals, plus three general offices and one warehouse. At December 31, 2024, Saia LTL Freight owned approximately 6,600 tractors and 26,200 trailers, including equipment acquired with finance leases.

Over the past five years, Saia has invested in excess of $2 billion in capital expenditures, primarily for real estate, revenue equipment and technology. The real estate investments have been made to support Saia’s long-term strategy of expanding our footprint in both new and existing markets in order to be closer to our customers and support our goals to gain market share. Equipment and technology investments have been made to support this growth as well as improve our fleet. The investments have provided us improved fuel economy, enhanced safety features across the fleet and reduced carbon emissions. We have also made investments in technology to support our growth, including investments in network optimization, data analytics around operations and profitability, customer service, training and business processes.

In January 2024 Saia closed on the purchase of 17 freight terminals and acquired leases for an additional 11 terminals through the Chapter 11 bankruptcy proceedings of Yellow Corporation. Over time Saia intends to integrate these terminals into its network to allow for more direct service to the customer.

In 2024, Saia generated revenue of $3.2 billion and operating income of $482.2 million compared to revenue of $2.9 billion and operating income of $460.5 million in 2023. In 2024, the average Saia LTL Freight shipment weighed approximately 1,343 pounds and traveled an average distance of approximately 891 miles. In 2023, the average Saia LTL Freight shipment weighed approximately 1,386 pounds and traveled an average distance of approximately 894 miles.

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

Capital requirements are significantly higher in the traditional LTL segment versus the truckload segment. In the LTL sector, substantial amounts of capital are required for a network of freight terminals, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL segment largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 35,000 shipments per day, each of which has a shipper and consignee, and sometimes a third-party payor, all of whom need access to information in a timely manner. In addition to customer service, technology plays a key role in improving operations efficiency and compliance, safety and revenue management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL segment is more concentrated than the truckload segment with the largest LTL players operating nationally or in regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. In recent years, Saia has largely grown through organic growth, which it intends to continue going forward.

Key elements of our business strategy include:

Continue to focus on operating safely.

Our most valuable resource is our employees. It is a corporate priority to continuously emphasize the importance of safe operations to reduce both the frequency and severity of injuries and accidents. As part of our ongoing replacement and growth of our tractor fleet, we have been adding accident avoidance technology over the last several years in our new over-the-road tractors, including active braking assistance, adaptive cruise control, lane departure warning systems and roll stability control. This emphasis on safe operations is important to protecting our employees and the communities in which we operate. A safety first focus has the added benefit of helping to control inflationary insurance costs.

Manage pricing and business mix.

This element of our business strategy involves managing both the price we charge for our services and the mix of freight we transport to operate our network more profitably. Expansion of our geographic footprint and improvement in our service offering over the last several years has allowed the Company to provide unique solutions to our customers which has lead to increases in revenue per shipment, excluding fuel surcharges.

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

Continue growing the organization through an expanded geographic terminal footprint.

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

Continue to address environmental and employee relations.

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

Based on the most recently available rankings, for 2023, Saia continued to maintain high marks in the EPA’s SmartWay Carrier Performance Rankings for LTL carriers for carbon dioxide, nitrogen oxide and particulate matter emissions per ton-mile. We have also participated in the EPA’s SmartWay Program since 2006, which assists companies with advancing supply chain sustainability by measuring, benchmarking and improving freight transportation efficiency.

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

Our nearly 15,300 union-free employees are comprised of about 50% licensed commercial drivers, about 25% dock workers (approximately one-quarter of whom are part-time) and the remaining 25% work in sales, technology and administration to support our business. Approximately 88% of our workforce is male. Approximately 49% of our employees have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. Additionally, more than 75% of our workforce is under the age of 55, while our driver average tenure is seven years.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees and their families with access to affordable and convenient medical, dental and vision programs. To foster retention, employees with ten or more years of service do not pay premiums for participation in the medical program. Additionally, we strive to help employees lead healthier lives through a voluntary wellness program aimed at engaging employees to promote proactive evaluation, tracking and management of major health and wellness indicators.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days. These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees. We assess the competitiveness of our compensation by principal job classifications in markets across the country through periodic compensation surveys. Company-wide wage increases are also implemented from time-to-time, including an approximate 4.1% wage increase in July 2024, excluding executives.

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

More than 300 of our drivers also serve as driver trainers to assist in providing all new drivers with over 80 hours of training. We annually train drivers in defensive driving processes with emphasis on special operations in addition to weekly safety training through various mediums, including videos and group and individual presentations on diverse safety topics. Our tractor fleet is equipped with extensive safety technology, including video recording systems which enable managers to provide coaching and feedback to drivers throughout the year. Our dock employees also receive onboarding instruction which is supplemented with on-going safety and job training. Employees who express an interest in a long-term driving career can enroll in a Company-sponsored dock-to-driver program to obtain the necessary commercial driver certifications. Annual safety awards and recognition are given to drivers, mechanics and dock employees who qualify.

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

We are committed to fostering a work environment that values collaboration, fairness, and employee growth. We pride ourselves on the equitable treatment of our employees and aim to achieve high levels of satisfaction and productivity. We use periodic engagement and compensation surveys to evaluate our efforts in meeting employee needs and driving organizational success.

We seek to create a culture that encourages authenticity and values unique perspectives. By fostering an environment that highlights shared experiences and celebrates individual contributions, we empower our employees to achieve excellence.

Saia’s commitment to fostering a culture of engagement, innovation, and collaboration is exemplified by our emphasis on retention, leadership development, and opportunities for employee growth. This approach ensures alignment with our core values of safety and taking care of each other.

Our workforce engagement efforts reflect a cross-functional perspective on fostering collaboration and fairness, striving to promote a workplace where all employees feel valued for their contributions. Through ongoing evaluation of processes and programs, we focus on attracting, developing, and retaining top talent.

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

Regulation

The trucking industry is subject to regulation by many federal, state and local government agencies in the U.S., and these authorities have broad powers over matters ranging from the authority to engage in motor carrier operations, motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, port security, insurance requirements, employment practices, taxation, data privacy and security, certain mergers and acquisitions, financial reporting, fuel efficiency and emissions standards and the transportation and handling of hazardous materials. Regulatory requirements, and changes in regulatory requirements or guidance, may adversely affect our business or the economics of the industry by requiring changes in operating practices that could influence the demand for and increase the costs of providing transportation services.

Key areas of regulatory activity include:

Department of Transportation.

Motor carrier and freight brokerage operations are subject to safety, insurance and bonding requirements prescribed by the U.S. Department of Transportation (DOT) and various state agencies. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate.

Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules, including hours of service regulations that limit the maximum number of hours a driver may be on duty between mandatory off-duty hours and require driver rest breaks. The rules provide that a truck driver may work no more than a maximum of 60 hours within 7 consecutive days and 70 hours within 8 consecutive days. FMCSA rules further impose a maximum work period of 14 hours (no more than 11 hours of which may be driving time) after first coming on-duty following 10 consecutive hours of off-duty time. Drivers are also required to take a 30-minute break prior to driving beyond 8 hours.

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

The FMCSA maintains the Commercial Driver’s License Drug and Alcohol Clearinghouse (DAC), which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers. The DAC requires us to check for current and prospective employees' drug and alcohol violations and annually query for violations of each driver we employ. Drivers with a prohibited status in the DAC will have their state issued commercial driver licenses downgraded and will be unable to continue driving with such until they complete the return-to-duty process.

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

Environmental Regulations.

Our operations are subject to federal, state, local, and foreign regulations with regard to air and water quality and other environmental matters. Regulation in this area continues to evolve with changes in the enforcement of existing regulations, as well as the enactment and enforcement of new regulations that may require us or our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Specifically, the EPA has issued regulations reducing the sulfur content of diesel fuel and reducing engine emissions.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Under existing law, we could be held responsible for costs related to environmental contamination at or emanating from our current and past facilities and at third party waste disposal sites. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could adversely affect our financial condition, results of operations, liquidity and cash flows.

Clean Trucks Plan

The EPA and DOT have announced fuel efficiency standards for medium and heavy-duty trucks, which require a reduction of up to 25 percent in carbon emissions over the next decade. In 2021, the EPA announced its “Clean Trucks Plan,” which aimed to develop new rules over a three-year timeframe to reduce greenhouse gas emissions and other air pollutants from heavy-duty trucks. In 2022, the EPA finalized the first phase of the Clean Trucks Plan by adopting a final rule that sets more stringent nitrogen oxides emission standards for new heavy-duty vehicles and engines starting in model year 2027. In March 2024, the EPA approved a new rule under the Clean Trucks Plan regarding new greenhouse gas standards for the manufacture, sale, or importation of heavy-duty trucks that aims to reduce greenhouse gas emissions by up to 60 percent by 2032 for some vehicle classes. The standards apply to heavy-duty vehicles manufactured starting in model year 2028 through model year 2032 and revise certain greenhouse standards for model year 2027 that were established under the prior rulemaking.

California Air Resources Board (CARB)

Several states have enacted and may continue to enact legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations enacted by CARB. CARB regulations apply to both in-state California carriers and carriers outside of California who own or dispatch equipment in the state. In 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions by heavy-duty engines. CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California.

Advanced Clean Trucks

CARB’s Advanced Clean Truck regulation is designed to ensure that zero-emission vehicles are brought to market in California. That regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales. By 2035, zero-emission truck/chassis sales must account for 40 percent of truck tractor sales in the state. Numerous other states have adopted or are in the process of adopting the Advanced Clean Trucks Regulation.

Advanced Clean Fleets

In 2023, CARB adopted the Advanced Clean Fleets (ACF) regulation mandating that operators of 50 or more trucks must operate fleets comprised of an increasing percentage of zero-emission vehicles. The regulation includes a phase-in period from 2027 to 2045, depending on the class of vehicle. In January 2025, CARB withdrew its request to the EPA for a waiver that would have allowed it to adopt and enforce the ACF standards. It remains unclear how the decision to withdraw CARB’s request for waiver and authorization will affect its implementation of the ACF regulations or enforcement of the requirements.

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

Data Privacy Regulations.

We are subject to laws and regulations regarding data protection and transparency in how data is used and stored in the U.S. and other countries. As a transportation and logistics provider, we collect and process significant amounts of data daily.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows:

Name	Age	Positions Held

Frederick J. Holzgrefe, III	57

President and Chief Executive Officer of Saia, Inc. since April 2020. Mr. Holzgrefe served as President and Chief Operating Officer of Saia, Inc. from January 2019 to April 2020. Prior to this, Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer since September 2014. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Matthew J. Batteh	35

Executive Vice President and Chief Financial Officer of Saia, Inc. since May 2024. Mr. Batteh has been with Saia since 2015, most recently serving as Vice President of Finance since 2023. Prior to that, he served as Saia’s Vice President, Pricing and Analytics from 2020 to 2023 after serving in a variety of pricing and financial analysis roles.

Patrick D. Sugar	37

Executive Vice President of Operations of Saia, Inc. since March 2021. Mr. Sugar joined the Company in December 2016 and served as Vice President of Linehaul and Industrial Engineering prior to his promotion in March 2021.

Raymond R. Ramu	56

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Rohit Lal	64	Executive Vice President and Chief Information Officer of Saia, Inc. since August 2017.

Anthony R. Norwood	58

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

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

Industry and Economic Risks

We are subject to general economic conditions, any of which could adversely affect our business.

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These conditions include recessionary economic cycles and downturns in customer business cycles, labor and supply shortages, global uncertainty and instability, inflation, changes in U.S. social, political, and regulatory conditions, tariffs and disruptions in oil and financial markets. Economic conditions may adversely affect the business levels of our customers, the amount of transportation services they need and their ability to pay for our services and could reduce the prices we are able to charge for our services.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address competitive pressures, such as industry consolidation, new competitors in the market, potential downward pricing pressures and other factors.

Numerous competitive factors could reduce our revenues, profit margins or market share or otherwise impair our business, any one of which may materially adversely affect our financial condition, results of operations, liquidity and cash flows. These factors include the following:

•
Competition with many other transportation service providers of varying types including LTL carriers, truckload and parcel carriers, non-asset based logistics, freight brokerage companies, air-freight carriers and railroads, some of whom have more equipment, a broader coverage network, a wider range of services and greater capital resources than we do or have other competitive advantages;
•
Transportation companies periodically reduce their prices to gain business, especially during economic recessions or times of reduced growth rates in the economy, which may limit our ability to maintain or increase prices or grow our business;
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
•
Large business enterprises, including e-commerce companies, with greater financial resources than us and other competitive advantages due to their size, have made or could make in the future investments that could enable them to enter into and compete with us in the LTL market;

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

Businesses operating in the transportation industry are subject to risks that are largely out of our control. These risks include the health of the economy, weather and other seasonal factors, excess capacity in the transportation industry, supply chain disruptions, labor shortages, strikes or disruptions involving U.S. or international ports, decline in U.S. manufacturing, the impact of new or higher tariffs, armed conflicts, acts of terrorism and the government’s subsequent response, health epidemics, interest rates, inflation, fuel costs, taxes, license and registration fees, healthcare costs, insurance premiums and coverage availability. These risks, among others, may materially adversely affect our financial condition, results of operations, liquidity and cash flows.

We are dependent on cost and availability of qualified employees and purchased transportation.

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging due to a decreasing pool of qualified drivers and high turnover rates. Age demographics, hours of service rules, the legalization and growing recreational use of marijuana and regulatory requirements, including the Compliance Safety Accountability program (CSA) and the Commercial Driver’s License Drug and Alcohol Clearinghouse of the FMCSA, have contributed to the reduction in the number of eligible drivers and may continue to do so in the future.

Moreover, as a result of general macroeconomic factors and the increasingly competitive labor market, we are experiencing difficulty hiring sufficient qualified employees to fill all available positions, including qualified drivers. The labor shortage is not limited to qualified drivers and at times, we have been unable to hire qualified dockworkers, mechanics and office personnel. We may experience shortages of qualified employees that could result in the failure to meet customer demands, upward pressure on wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Inflation may increase our expenses and lower profitability.

Economic pressures caused by inflation have been significant in the United States in recent years. Inflation increases most of our expenses, including equipment prices, maintenance and supply costs, diesel fuel costs, insurance costs, claims costs, utility costs, employee wages and benefits, real estate costs, and purchased transportation. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, then inflation may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are dependent on the cost and availability of diesel fuel and on fuel surcharges.

Diesel fuel is a significant operating expense, and its availability is vital to daily operations. We do not hedge against the risk of diesel fuel price increases. General economic conditions, global political events, armed conflicts, acts of terrorism, cybersecurity incidents, inflation, tariffs, federal, state and local laws and regulations, world supply and demand imbalances, changes in refining capacity, public and investor sentiment, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of diesel fuel. In the past, we have been able to obtain diesel fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future. Any shortage or interruption in the supply or distribution of diesel fuel could materially affect our financial condition, results of operations, liquidity and cash flows. To the extent not offset by diesel fuel surcharges or other customer price changes, volatility in diesel fuel prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant diesel fuel price volatility through fuel surcharges and other pricing adjustments but we may not be able to do so in the future. Fluctuations in our fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices could reduce our profitability unless we are able to make the appropriate adjustments to our pricing strategy. Such fluctuations could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Business and Operational Risks

Ongoing insurance and claims expenses could materially reduce and cause volatility in our earnings.

We are regularly subject to claims resulting from personal injury, cargo loss, property damage, group healthcare and workers’ compensation claims. The Company is self-insured for portions of medical, workers’ compensation, auto liability, casualty and cargo claims. We maintain insurance with licensed insurance companies above these self-insured retention limits. The trucking business has experienced significant increases in the cost of liability insurance, in the size of jury verdicts in personal injury cases arising from trucking accidents and in the cost of settling such claims. If the number or severity of these claims continues to increase, claims expenses might exceed historical levels or could exceed the amounts of our insurance coverage or the amount of our reserves for self-insured claims, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our self-insured retention limits can make our insurance and claims expenses higher and/or more volatile. We accrue for the estimated costs of the uninsured portion of pending claims based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

To the extent the Company incurs one or more significant claims not covered by insurance, either because the claims are within our self-insured layer or because they exceed our total insurance coverage, our financial condition, results of operations, and liquidity could be materially and adversely affected.

Furthermore, insurance companies, as well as certain states, require collateral in the form of letters of credit or surety bonds for the estimated exposure of claims within our self-insured retentions. Their estimates of our future exposure as well as external market conditions could influence the amount and costs of letters of credit or surety bonds required under our insurance programs and thereby reduce capital available for future growth or adversely affect our financial condition, results of operations, liquidity and cash flows.

We face risks related to our geographic and network expansion.

We have implemented a strategy to significantly expand our geographic and terminal network. Consistent with our growth strategy, we have recently opened numerous new terminals in new and existing markets, and we intend to continue this terminal network growth in the future. There can be no assurance that we will be successful at adding new markets or terminals as planned or that such markets or terminals will be profitable. Our expansion has required and will continue to require significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Expansion could cause disruptions in our existing geography or customer service levels or require management to devote excessive time and effort to manage the expansion, which could materially adversely affect our business operations and profitability. Operating in new geographies may also increase the possibility of union organizing efforts. A delay between the outlay of expenditures to expand our geographic and network footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could negatively impact our business. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever. A failure or delay in realizing the benefits of this investment may adversely impact our financial condition, results of operations, liquidity and cash flows.

We face risks related to our purchase of certain real estate assets from Yellow Corporation.

In January 2024, we acquired 17 freight terminals and leases to operate an additional 11 freight terminals pursuant to a sale by Yellow Corporation under Sections 363 and 365 of Chapter 11 of Title 11 of the U.S. Code. In connection with this acquisition, the Company assumed certain liabilities related to those facilities, including assumption of the 11 leases and liabilities relating to environmental, health and safety matters in connection with the ownership, operation, use or maintenance of such facilities, to the extent not extinguished by the proceedings of the U.S. Bankruptcy Court for the District of Delaware. The Company acquired these real estate assets on an as-is basis and could incur costs and expenses in connection with the acquisition that are unexpected or that exceed costs and expenses otherwise known. Furthermore, the acquisition, refurbishment, integration, opening and operation of such facilities may be more disruptive to existing Company operations than anticipated or more expensive than expected. There can be no assurance that the Company will achieve the expected financial benefits of the acquisition of such terminals.

We rely heavily on technology to operate our business and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation.

Our ability to attract and retain customers and compete effectively depends upon the reliability of our technology network including our ability to provide services that are important to our customers. Our cybersecurity and technology infrastructure includes technology products and services provided to us for use in our business by outside providers such as software as a service and cloud-based products and services. Our technology systems are constantly subject to attacks and efforts by outsiders to breach or gain access to our systems. Any disruption, failure or breach to our cybersecurity processes, technology controls or information technology infrastructure, including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or other costs. Our cybersecurity and technology infrastructure may experience errors, interruptions, delays or damage from a number of causes outside of our control including power and internet outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, cloud-based systems, automated systems and technology, including our website, gives rise to cybersecurity risks. The techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated, may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. The rapid evolution and adoption of AI technologies may intensify our cybersecurity risks. We currently maintain insurance to address certain costs associated with cyber incidents and data privacy-related concerns. However, we cannot ensure that we will continue to maintain such insurance coverage in amounts we deem sufficient, that our insurance carriers will pay on our insurance claims, or that we will not experience uncovered claims. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract, retain and service customers, damage our reputation and brand, expose us to a loss of information or demand for payment of ransom or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Some of Saia’s employees work remotely, which may increase our exposure to cybersecurity risks, including phishing attempts and other cybersecurity attacks and may increase the demand for information technology resources.

A portion of our workforce operates remotely full-time or under hybrid work arrangements, and we provide these employees with expanded remote network access options to enable them to work outside of our buildings and, in some cases, on their own personal devices, which exposes us to increased cybersecurity risks. Such risks include: (i) unauthorized access to sensitive or confidential information due to company or personal devices being used to remotely access, discuss, or transmit confidential information, (ii) increased exposure to social engineering attempts such as phishing and other scams as cybercriminals may, among other things, install malicious software on our systems and equipment and access sensitive or confidential information, (iii) increased demand for IT resources, and (iv) violation of international, federal, or state-specific privacy laws. Although we have measures in place designed to mitigate our exposure to the increased risk of cybersecurity incidents, we cannot ensure that such measures will effectively prevent a cybersecurity incident. Though we currently maintain property and cyber insurance, losses due to cybersecurity incidents may exceed our insurance coverage and may have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business demands the use of sophisticated systems and technology. These systems and technologies must be refined, updated and replaced with more advanced systems regularly for us to meet both internal requirements as well as our customers’ demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our results of operations.

Technology and new market entrants may also disrupt the way we and our competitors operate. We expect our customers to continue to demand more sophisticated systems and technology-driven solutions from their suppliers. If we do not pursue technological advances or engage in innovation, or if the new technology doesn’t yield the results we expect, we may be placed at a competitive disadvantage, lose customers, incur higher costs or fail to meet our growth strategy. A failure to successfully pursue technological advances, including AI applications could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

We use AI in our business, and its use could result in reputational harm, competitive harm, cybersecurity risks and legal liability, which could have a material adverse effect on our results of operations.

We incorporate certain machine learning AI solutions (but not generative AI) into our business operations, and these applications may become important in our operations over time. Our competitors or other third parties may incorporate AI into their operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate or biased or to violate intellectual property rights of third parties, our financial condition, results of operations, liquidity and cash flows may be adversely affected.

The rapid evolution of AI may result in increased cybersecurity incidents. Any such cybersecurity incidents could adversely affect our reputation and results of operations. AI also presents emerging ethical issues and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI and increased cybersecurity risks, will require significant resources to develop, test, implement and maintain our IT systems to minimize unintended harmful impacts. The failure to effectively utilize AI or to respond to cybersecurity threats from the use of AI could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Employees of Saia are non-union. The ability of Saia to compete could be impaired if operations were to become unionized.

None of our employees are currently subject to a collective bargaining agreement. We have in the past been the subject of unionization efforts which have been defeated. Our expansion into new geographic territory and our acquisition of additional terminals previously operated by Yellow Corporation and its subsidiaries could increase our overall risk of unionization. There can be no assurance that further unionization efforts will not occur in the future and that such efforts will be defeated. The unionization of our employees could lead to restrictive work rules that could hamper our efforts to improve and sustain operating efficiency and impair our service reputation. A strike or work stoppage could negatively impact our profitability and could damage customer and employee relationships. As such, customers may limit their use of unionized trucking companies because of the threat of strikes and other work stoppages. Unionization of any of our operations could lead to pressure on other employee sectors to unionize. Additionally, an election and bargaining process could divert management’s time and attention from our overall objectives and impose significant expenses. The non-union status of Saia is an important factor in our ability to compete in our markets, and if all or a portion of our workforce becomes unionized it could increase our costs and subject us to workplace rules, which could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

The price of new and used revenue equipment may adversely affect our business operations.

Investment in new revenue equipment, including tractors and trailers, is a significant part of our annual capital expenditures. The price of such equipment may increase as a result of inflation, new or higher tariffs, increased demand for or decreased supply of such equipment, increased cost of materials and labor or because of current or future regulations on newly manufactured tractors, such as regulations issued by the Environmental Protection Agency (EPA) and by various state agencies, particularly the California Air Resources Board (CARB), requiring progressive reductions in exhaust emissions and a transition to zero-emission vehicles. Current regulations have increased prices for tractors and maintenance costs and may continue to do so in the future. In addition, as we purchase new revenue equipment as part of our normal replacement cycle each year, we rely on the used equipment market to dispose of our older equipment. Oversupply in the transportation industry, higher maintenance or operating costs associated with older equipment, as well as adverse economic conditions, can negatively impact the demand for used equipment and, therefore, reduce the value we can obtain for used equipment. If we are unable to sell our used equipment at or above our salvage value, the resulting losses could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

Higher costs for or limitations in the availability of suitable real estate have adversely affected and may continue to adversely affect our business operations.

Our business model is dependent on the cost and availability of terminal facilities. We have experienced higher costs to purchase, lease, build and/or refurbish terminal facilities as a result of inflation and higher demand for and reduced supply of such facilities. Shortages in the availability of suitable real estate or delays in obtaining necessary permits or approvals may result in significant additional costs to purchase, lease, build and/or refurbish necessary facilities, increase our capital expenditures and operating expenses, reduce our revenues, restrict our ability to grow existing markets or expand into new markets and/or prevent us from efficiently serving certain markets. In addition, we may not realize sufficient revenues or profits from our infrastructure investments. These higher costs and limitations in the availability of suitable real estate may adversely affect our financial condition, results of operations, liquidity and cash flows.

Supply chain disruptions could delay equipment deliveries and could increase costs or reduce operating capacity or expansion.

We do not manufacture any of the equipment or technology hardware used in our business. Tractors and trailers are important sources of capacity for our network operations and network expansion. The production of tractors and trailers could be impacted by manufacturing and component delays and other supply chain disruptions. We could be unable to obtain, or incur delays in the delivery of, equipment necessary for operations, including tractors, trailers and other equipment, as a result of manufacturing delays and supply chain disruptions. These manufacturing delays, supply chain disruptions and shortages could negatively affect our operations, increase our costs and impede our ability to grow and meet customer demand.

Changes in U.S. international trade relationships, including the imposition of new or higher tariffs, may adversely impact our customers, our industry, and our business.

We transport a significant number of shipments that have either been imported into the U.S. or are destined for export from the U.S. The U.S. government has proposed significant changes in U.S. trade policy, including the imposition of new or higher tariffs on goods entering the U.S., including from Mexico and Canada. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. Any increase in tariffs or customs duties or renegotiation of U.S. trade agreements, or any other action that could have a negative impact on international trade, including corresponding actions taken by other countries in response to U.S. governmental actions, could cause a reduction in the volume of shipments transported in our network or could increase the cost to us of goods and materials used in our business, which could have a material adverse effect on our financial condition, results of operation, liquidity and cash flows.

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

We are subject to the requirements of the Foreign Corrupt Practices Act of 1977 (FCPA) for our transportation and logistics services to and from various international locations. Failure to comply with the FCPA may result in legal claims against us or subject us to substantial fines. In addition, we face other risks associated with international operations and relationships, which may include restrictive trade policies, anti-corruption law enforcement, the renegotiation of international trade agreements, and imposition of duties, tariffs, taxes or government royalties imposed by domestic or foreign governments, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Our results of operations may be affected by seasonal factors, harsh weather conditions and disasters caused by climate change.

Our operations are subject to seasonal trends and fluctuations common in the transportation industry, which can impact our business in one or more quarterly periods. Severe weather events and natural disasters, such as blizzards, floods, wildfires, hurricanes, tornadoes, storms and earthquakes, could adversely impact our performance by disrupting our operations, damaging or destroying our equipment and facilities, increasing operating and maintenance costs, increasing insurance premiums and reducing the demand for our services. Climate change may increase the severity or frequency of extreme weather conditions and disasters. The Company has previously experienced severe weather events, including hurricanes, floods, wildfires, storms and snowstorms. Similar events in the future could disrupt our facilities or operations. The impact of severe weather events and natural disasters, including those caused by climate change, could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2024 were approximately $1 billion. Additionally, we anticipate net capital expenditures in 2025 in excess of $700 million, subject to the ongoing evaluation of market conditions. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into less favorable financing arrangements or operate our tractors and trailers for longer periods prior to replacement, possibly increasing our maintenance costs. The amount and timing of capital investments depend on various factors, including anticipated volume levels and the price and availability of appropriate-use property for service facilities and newly manufactured tractors. If anticipated service facilities and/or fleet requirements differ materially from actual usage, we may have too much or too little capacity. Any of these could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our credit agreements contain financial and other restrictive covenants and we may be unable to comply with these covenants. A default could cause a material adverse effect on our business.

We must maintain certain financial and other restrictive covenants under our credit agreements, including among others, a maximum consolidated net lease adjusted leverage ratio. If we fail to comply with any of the covenants under our credit agreements, we will be in default under the agreements which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing or amendments to or waivers under the financing arrangement, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs and declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may need to issue securities which would dilute stock ownership. Even if new financing is made available to us, the terms may not be acceptable. A default under our credit agreements could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reported periods. Incorrect underlying estimates and assumptions or events that require us to revise our previous estimates or assumptions could have a material adverse effect on our financial condition and results of operations.

If we are unable to retain our key employees, our business could be materially adversely impacted.

We depend on the efforts and abilities of our senior management, and we believe their knowledge would be difficult to replicate. The future success of our business will continue to depend in part on our ability to retain our current management team and to recruit, hire, develop and retain highly qualified personnel in the future. Competition for senior management is intense, and most members of our senior management do not have employment agreements. Certain members of senior management are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent members of senior management from working for a competitor or soliciting our customers. The loss of the services of any of our senior management could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Inadequate succession planning or the unexpected departure of a member of senior management would require our remaining executive officers to divert immediate and substantial attention to fulfilling the duties of the departing executive and to seeking a replacement. The inability to adequately fill vacancies in our senior management positions on a timely basis could negatively affect our ability to implement our business strategy and thus materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Changes to our compensation and benefits could adversely affect our ability to attract and retain qualified employees.

The compensation we offer our employees is subject to market conditions that may require increases in employee compensation and benefits, which becomes more likely as a result of higher inflation and as economic conditions improve. We may experience unusual employee turnover by our drivers, dockworkers, maintenance employees and other personnel that would result in operational deterioration. If we are unable to attract and retain enough qualified employees, we could be required to increase our compensation and benefits packages, amend our hiring standards or reduce our operations and face difficulty meeting customer demands, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

An increase in the cost of healthcare benefits could have a negative impact on our business.

We maintain and sponsor competitive health insurance and other benefits for our employees and their dependents to attract and retain our employees. We have incurred higher costs for these benefits, and it is possible that healthcare benefits and administration costs could become cost prohibitive, forcing us to either reduce our benefits program (making it more difficult to attract and retain qualified employees) or pay the higher costs. Either outcome could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

Our business depends in part on our strong reputation.

We believe that the Company’s corporate reputation and the positive image of our brand are valuable assets. As use of social media becomes more prevalent, our susceptibility to risks related to adverse publicity, whether or not justified, increases. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy events, truck accidents, cargo theft, environmental issues and similar matters, even when based on erroneous information, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. The immediacy of certain social media outlets precludes us from having real-time control over postings related to the Company, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity that we do not have the ability to reverse. Unfavorable publicity, regardless of its cause or source, could result in damage to our reputation and adversely impact our financial condition, results of operations, liquidity and cash flows.

Our past acquisitions, as well as any future acquisitions we may make, may be unsuccessful or result in other risks such as the failure to realize the anticipated benefits of such acquisitions or the disruption of our business due to such acquisitions.

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
•
Reductions in prices we charge certain customers in order to match existing customer pricing in the acquired company’s markets;
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

We face litigation risks regarding a variety of issues, including accidents involving our trucks and employees, workers’ compensation claims, federal and state labor and employment law claims, securities claims, privacy claims, contract claims, environmental liability and other matters. These proceedings may be time-consuming, expensive and disruptive to normal business operations. The defense, settlement or resolution of such matters could result in significant expense and the diversion of our management’s time and attention from the operation of our business. In recent years, several insurance companies have completely stopped offering coverage to trucking companies for automobile liability claims, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows. Costs we incur to defend or to satisfy a judgment or settle claims may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs and could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The engines in our tractors are subject to emissions-control regulations that could substantially increase operating expenses, and regulations concerning emissions or fuel-efficiency may have a material adverse impact on our business.

The EPA, Department of Transportation (DOT), and the California Air Resources Board (CARB) have issued regulations requiring significant reductions in greenhouse gas emissions for medium and heavy duty trucks over model years 2027 to 2032.

Tractor engines that comply with the EPA emission-control design requirements have generally been more expensive, less fuel-efficient and have increased maintenance costs compared to engines in tractors manufactured before these requirements became effective. If we are unable to offset the higher costs associated with this equipment with higher freight rates or improved fuel economy, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

In California, CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California. CARB’s Advanced Clean Truck (ACT) regulation is designed to ensure that zero-emission vehicles are brought to market in California. That regulation requires manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales. By 2035, zero-emission truck/chassis sales must account for 40 percent of truck tractor sales in the state.

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

The Company’s operations are subject to a variety of other federal, state and local laws and regulations, including labor and employment, wage and hour and employee benefit laws and regulations, tax, environmental, health and safety, data privacy, anti-trust and securities laws and regulations. Compliance with these laws and regulations is onerous and expensive. New and changing laws and regulations can adversely affect the Company’s business by increasing costs and requiring changes to the Company’s business. New and changing laws and regulations can also create uncertainty about how such laws and regulations will be interpreted and applied. There can be no assurance the Company’s employees, contractors or agents will not violate such laws and regulations or the Company’s policies and procedures. If the Company is found to have violated laws and regulations, it could materially adversely impact our financial condition, results of operations, liquidity and cash flows.

We may incur unforeseen costs from new and existing data privacy laws.

Our business is subject to increased legislative and regulatory efforts regarding data protection and transparency in how data is used and stored. State governments have enacted and may enact in the future data protection laws, such as the California Consumer Privacy Act of 2018 as amended and extended by the California Privacy Rights Act in 2020. As a transportation and logistics provider, we collect and process significant amounts of data daily. Complying with data protection laws may increase our compliance costs or require alterations to our data handling practices. The increasing scope and complexity and the uncertainty of the interpretation and enforcement of these laws create legal risk. Violations or noncompliance with data protection laws could result in significant liability from governmental or civil actions and negative impacts to our reputation, financial condition, results of operations, liquidity and cash flows.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future environmental laws and regulations could have a material adverse effect on our business and operations.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Under existing law, we could be held responsible for costs related to environmental contamination at or emanating from our current and past facilities and at third party waste disposal sites. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances have occurred in the past and can occur in the future and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

In addition, there is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting and are expected to continue to affect the global climate. As these climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. This increased focus may result in new legislation, taxes, regulations and customer requirements, such as limits on vehicle weight and size and restrictions on GHG emissions, which could negatively affect us. In addition, several states, including states where we conduct business, have adopted various GHG disclosure and reduction programs. The EPA and the states could also further regulate GHG emissions. These regulations could increase the costs of replacing and maintaining tractors, and cause us to incur additional taxes and operating costs and capital expenditures to make changes to our operations in order to comply with these regulations. The regulations could also cause delays or disruptions in our operations and could reduce our revenues. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations. We could lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Changes to the way LTL freight is categorized may disrupt our business and lead to increased costs to our customers.

In 2025, the National Motor Freight Classification (NMFC) system will undergo several major changes designed to enhance the classification of LTL freight. The announced changes consist of a standardized density scale for LTL freight without handling, stowability or liability issues, a system of unique identifiers for freight that has special handling, stowability, or liability issues, and commodity listings that are condensed and modernized. These changes are to be implemented in phases and are intended to increase freight classification efficiency. Changes to the NMFC system could cause decreased revenues due to potential customer confusion during implementation of the new classification system and increased costs of implementing the new system into our business operations. These changes to the NMFC system could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We may incur additional costs from new and existing laws and regulations regarding how to classify workers.

Regulations issued by the U.S. Department of Labor and the laws of several states, including California, favor treating a worker as an employee rather than an independent contractor. Although we do not typically use independent contractors in our workforce, firms that provide services to Saia often do use independent contractors. These new laws and regulations could lead to the reclassification of independent contractors as employees increasing the prices charged by such firms providing services to Saia, including the cost of purchased transportation. These reclassification risks could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

The CSA evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions or enforcement action. If we receive unacceptable CSA scores, our relationships with our customers or our reputation could be damaged, which could result in decreased demand for our services. The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. While the ultimate impact of CSA is not fully known, it is possible that future CSA rulemaking could adversely impact our ability to attract and retain drivers, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Health epidemics, pandemics and similar outbreaks can have significant and widespread impacts. The extent to which a health epidemic, pandemic or outbreak may impact the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent and duration of the health event, governmental responses to the event, the development, availability, effectiveness of vaccines or treatments, the imposition of protective public safety measures, and the impact of the outbreak on the global economy and demand for products and services. Additional future effects on the Company could include material adverse impacts on demand for the Company’s services, the Company’s ability to execute its operating and strategic plans, the Company’s profitability and cost structure, and supply chain disruptions.

The Company faces risks from international conflicts that could adversely impact our business and financial results.

International security concerns and conflicts, including those in Russia-Ukraine, Taiwan-China, in the Middle East, and other geopolitical tensions, and potential actions or retaliatory measures taken in respect thereof, have had and could continue to have a material adverse effect on global trade and economic activity. The consequences of such conflicts include embargoes, regional instability, supply chain disruptions, new or higher tariffs, disruptions of global financial markets, reduced access to oil and natural gas and higher energy prices. The extent of a conflict's effect on the global economy cannot be predicted, including the extent to which the conflict may heighten other risks disclosed herein. Ultimately, these or other factors associated with international conflicts could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

We are subject to evolving and often contradictory stakeholder expectations regarding environmental and social issues and our failure to meet stakeholder expectations could impact the demand for our services or the price of our stock.

Companies across all industries, including Saia, are subject to increased scrutiny from stakeholders, including investors, customers, shareholder advocacy groups and governmental entities, concerning environmental matters, such as greenhouse gas emissions, and social issues, such as employment practices and civil rights. These expectations are often contradictory, are evolving and can be difficult to manage. If we are unable to meet these stakeholder expectations, our reputation could be harmed resulting in a loss of revenues, we could face litigation or investors may choose not to invest in our stock resulting in a decline in our stock price.

Certain provisions of our governing documents and Delaware law could have anti-takeover effects.

As a Delaware corporation, we are subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board of Directors has approved the transaction. Our Board of Directors could rely on Delaware law to prevent or delay an acquisition of the Company.

Our Restated Certificate of Incorporation and Bylaws contain certain provisions which may have the effect of delaying, deferring or preventing a change of control of the Company. Such provisions include, for example, a prohibition on stockholder action by written consent, authorization of the Board of Directors to issue preferred stock in series with the terms of each series to be fixed by the Board of Directors, limitations on who may call special stockholder meetings, and advance notice procedures for stockholder proposals and nominations to the Board of Directors. These provisions may inhibit fluctuations in the market price of our common stock that could result from takeover attempts.

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

Weakness or a loss of confidence in the financial markets could cause our share price to decline and cause broader economic downturns. Weakness or a loss of confidence in the financial markets or economic downturn could also lower demand for our services, decrease the price we can charge for our services, increase the incidence of customers’ inability to pay their accounts, or increase insolvency of our customers, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Disruptions in the credit markets, including in the availability and cost of short-term funds for liquidity and letter of credit requirements, may adversely affect our business and our ability to meet long-term commitments.

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, significantly higher interest rates, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such disruptions may have a material adverse effect on our financial condition, results of operation, liquidity and cash flows.

The market value of our common stock may fluctuate and could be substantially affected by various factors.

The price of our common stock on the Nasdaq Global Select Market constantly changes. Such fluctuations may be unrelated to our financial performance. We expect that the market price of our common stock will continue to fluctuate due to a variety of factors, many of which are beyond our control. These factors include, but are not limited to:

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
•
Actions by government regulators;
•
Potential costs and liabilities associated with cyber events;
•
Widespread outbreak of an illness, any other communicable disease or public health crisis, and the government’s response thereto;
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

For more information about the cybersecurity risks we face, see the risk factors entitled “We rely heavily on technology to operate our business and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation” and "We use AI in our business, and its use could result in reputational harm, competitive harm, cybersecurity risks and legal liability, which could have a material adverse effect on our results of operations" in Item 1A. Risk Factors.

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

Item 2. Properties

Saia is headquartered in Johns Creek, Georgia and has additional general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2024, Saia owned 131 service facilities, including the Houma, Louisiana general office, and leased 87 service facilities, including the Johns Creek, Georgia corporate office, the Boise, Idaho general office and the Dallas, Texas warehouse. At December 31, 2024, Saia owned 60 percent of its service facilities, accounting for 71 percent of its door capacity. This mix follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2024, Saia owned approximately 6,600 tractors and 26,200 trailers, inclusive of trailers acquired with finance leases.

Top 20 Saia Terminals by Number of Doors at December 31, 2024

Location	Own/Lease	Doors
Dallas, TX	Own	278
Harrisburg, PA	Own	245
Houston, TX	Own	234
Atlanta, GA	Own	217
Memphis, TN	Own	200
Salt Lake City, UT	Own	188
Fontana, CA	Own	162
Chicago, IL	Lease	153
Buford, GA	Own	153
Indianapolis, IN	Own	147
Garland, TX	Own	145
Edwardsville, KS	Lease	134
Phoenix, AZ	Own	121
Richmond, VA	Own	118
Nashville, TN	Own	116
Cleveland, OH	Own	115
Charlotte, NC	Own	108
Kansas City, MO	Own	102
Newburgh, NY	Lease	101
Newark, NJ	Lease	101

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

Stockholders

As of January 31, 2025, there were 694 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2024 through
October 31, 2024	—	(2)	$—	(2)	—	$—
November 1, 2024 through
November 30, 2024	—	(3)	$—	(3)	—	$—
December 1, 2024 through
December 31, 2024	420	(4)	$479.94	(4)	—	$—
Total	420				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)

The Saia, Inc. Executive Capital Accumulation Plan sold 450 shares of Saia stock at an average price of $477.13 per share on the open market during the period of October 1, 2024 through October 31, 2024.

(3)

The Saia, Inc. Executive Capital Accumulation Plan sold 430 shares of Saia stock at an average price of $557.88 per share on the open market during the period of November 1, 2024 through November 30, 2024.

(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of December 1, 2024 through December 31, 2024.

Performance Graph

The graph below compares the cumulative five year total stockholder return on Saia, Inc. common stock relative to the cumulative total stockholder returns of the Russell 2000 index, the NASDAQ Transportation index and a customized peer group of eleven companies. Individual companies within the custom peer group are listed below.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the companies in the peer group on December 31, 2019 and its relative performance is tracked through December 31, 2024.

Companies included in the peer group are: ArcBest Corp., Hub Group Inc., J. B. Hunt Transport Services Inc., Knight-Swift Transportation Holdings Inc., Landstar System Inc., Old Dominion Freight Line Inc., Saia Inc., Schneider National Inc., TFI International Inc., Werner Enterprises Inc. and XPO Inc.

Cumulative Total Return

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Saia, Inc.	$100.00	$194.16	$361.93	$225.17	$470.60	$489.40
Russell 2000	$100.00	$119.96	$137.74	$109.59	$128.14	$142.93
NASDAQ Transportation	$100.00	$106.29	$120.41	$97.55	$130.87	$133.76
Peer Group	$100.00	$135.01	$222.22	$181.74	$253.02	$244.25

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2024 and 2023 results and year-to-year comparisons between 2024 and 2023. Discussions of our 2022 results and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 23, 2024.

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
•
inflationary increases in expenses and corresponding reductions of profitability;
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
•
risks arising from remote work, including increased risk of related cybersecurity incidents;
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
•
risks arising from new or higher tariffs;
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
•
failure to achieve synergies and the disruption to our business due to acquisitions;
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
•
changes to the way LTL freight is categorized;
•
costs from new and existing laws regarding how to classify workers;
•
changes in accounting and financial standards or practices;
•
widespread outbreak of an illness or any other communicable disease;
•
international conflicts and geopolitical instability;
•
evolving stakeholder expectations regarding environmental and social issues;
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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing revenue per shipment while also increasing volumes. Components of this strategy include building density in existing geography and pursuing geographic and terminal expansion in an effort to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives have had a positive impact on profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as we work towards improving customer experience, operational efficiencies and Company image.

The Company’s operating revenue increased by 11.4 percent in 2024 compared to 2023. The increase was a result of increased volume and pricing actions, which included 7.9, 7.5 and 6.5 percent general rate increases on October 21, 2024, December 4, 2023 and January 30, 2023, respectively, for customers subject to general rate increases. Additionally, the Company experienced year over year increases in shipments and tonnage partially as a result of the redistribution of freight due to industry consolidation mid-year 2023. These increases were offset by a decrease in fuel surcharge revenue, resulting from lower diesel fuel prices.

Consolidated operating income increased to $482.2 million for 2024 compared to $460.5 million in 2023. The increase in 2024 operating income resulted primarily from increased volumes partially offset by increases in salaries, wages and benefits, including workers' compensation claims and related expense, and depreciation expense.

The Company generated $583.7 million in net cash provided by operating activities in 2024 versus $577.9 million in 2023. The Company used $1,035.9 million of net cash in investing activities during 2024 compared to $448.7 million during 2023.

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

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While more than 97% of its revenue is derived from transporting LTL shipments across the United States, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited and logistics services across North America.

Our business is highly correlated to non-service sectors of the general economy. Our business also is impacted by a number of other factors as discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per shipment and revenue per hundredweight (a measure of yield), whether including or excluding fuel surcharge revenue; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2024 and 2023

(in thousands, except ratios, workdays, revenue per hundredweight,

revenue per shipment, pounds per shipment and length of haul)

			Percent
			Variance
	2024	2023	'24 v. '23

Operating Revenue	$3,209,074	$2,881,433	11.4%
Operating Expenses:
Salaries, wages and employees’ benefits	1,487,847	1,301,280	14.3
Purchased transportation	237,306	238,688	(0.6)
Fuel and other operating expenses	791,656	702,124	12.8
Depreciation and amortization	210,105	178,845	17.5
Operating Income	482,160	460,496	4.7
Operating Ratio	85.0%	84.0%
Non-operating (Income) Expenses, Net	6,152	(5,731)	(207.3)
Working Capital (as of December 31, 2024 and 2023)	157,409	326,638
Net Acquisitions of Property and Equipment	1,040,863	437,152
Saia LTL Freight Operating Statistics:
Workdays	254	252
LTL Tonnage	6,037	5,543	8.9
LTL Shipments	8,988	7,997	12.4
LTL Revenue per hundredweight	$25.89	$25.38	2.0
LTL Revenue per hundredweight, excluding fuel surcharges	$21.90	$20.99	4.3
LTL Revenue per shipment	$347.81	$351.90	(1.2)
LTL Revenue per shipment, excluding fuel surcharges	$294.23	$291.00	1.1
LTL Pounds per shipment	1,343	1,386	(3.1)
LTL Length of haul	891	894	(0.3)

Year ended December 31, 2024 as compared to year ended December 31, 2023

Revenue and volume

Consolidated revenue increased 11.4 percent to $3.2 billion primarily due to increased shipments and tonnage, partially as a result of a redistribution of freight due to a competitor bankruptcy in 2023. Saia’s LTL tonnage increased 8.9 percent while LTL shipments increased 12.4 percent for 2024. Overall LTL revenue per shipment, excluding fuel surcharges, increased 1.1 percent in 2024 as a result of pricing actions and changes in business mix. For 2024 and 2023, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented 7.9, 7.5 and 6.5 percent general rate increases on October 21, 2024, December 4, 2023 and January 30, 2023, respectively. Competitive factors, customer turnover and mix changes, among other things, impact the extent to which customer rate increases are retained over time.

Operating revenue includes fuel surcharge revenue from the Company’s fuel surcharge program. This program is designed to reduce the Company’s exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue decreased to 15.0 percent of operating revenue in 2024 compared to 16.9 percent in 2023 primarily as a result of decreases in the cost of diesel fuel.

Operating expenses and margin

Consolidated operating income increased to $482.2 million in 2024 compared to $460.5 million in 2023. The increase in 2024 operating income resulted primarily from increased volumes which were partially offset by increases in salaries, wages and benefits, including workers' compensation claims and related expense, and depreciation expense. The 2024 operating ratio (operating expenses divided by operating revenue) was 85.0 percent as compared to 84.0 percent in 2023.

Salaries, wages and employees’ benefits expense increased $186.6 million in 2024 compared to 2023. This increase was largely driven by increased head count to support increased volumes, ongoing business growth and network expansion, as well as, increased training hours and a Company-wide wage increase in July 2024 of approximately 4.1 percent, excluding executives. In addition, other employee related costs increased, including an increase in the number and costs of workers' compensation claims and unfavorable development of historical claims. Purchased transportation expense decreased $1.4 million in 2024 compared to 2023 primarily due to a decrease in cost per mile. Fuel, operating expenses and supplies increased by $65.7 million primarily driven by increased facility costs and administrative costs related to increased volumes and expanded footprint. Claims and insurance expense in 2024 was $9.7 million higher than 2023 largely due to increased auto liability and cargo claims activity and development of open claims. The Company experiences volatility in accident expense from time to time as a result of utilizing self-insurance as a part of its risk management program. Depreciation and amortization expense increased $31.3 million in 2024 compared to 2023 primarily due to ongoing investments in revenue equipment and network expansion.

Other

Interest expense in 2024 was $6.4 million greater than 2023 due to interest expense related to increased borrowings under the credit arrangements in 2024. Interest income in 2024 was $5.2 million less than 2023 due to due to decreased deposit balances during the period. The effective income tax rate was 23.9 percent for the years ended December 31, 2024 and 2023.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including strength of the economy, inflation, changes in regulatory conditions and international trade relations, including higher tariffs, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas and further expanding our geographic and terminal network. On October 21, 2024, Saia implemented a 7.9 percent general rate increases for customers comprising approximately 25 percent of Saia’s operating revenue. The success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective July 2024, the Company implemented a salary and wage increase of approximately 4.1 percent for all of its employees, excluding executives. The total cost of the compensation increase is expected to be approximately $59.0 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiencies and through its geographic and terminal expansion which should result in numerous operating leverage cost benefits. However, should the economy soften, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and purchased transportation, diesel fuel and insurance costs and inflation.

See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially adversely affect our financial condition, results of operation, cash flows and prospects.

Recent Accounting Pronouncements Adopted in 2024

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard requires all entities with a single reportable segment to apply all segment disclosure requirements. This standard became effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company adopted the standard on a retrospective basis for the 2024 annual reporting period with the impact limited to incremental disclosures in our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under this ASU income tax disclosures are expanded primarily by requiring the disaggregation of the rate reconciliation and income taxes paid disclosures. This standard is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." Under this ASU, entities are required to disclose additional disaggregated information related to certain expense captions included in the Consolidated Statements of Operations. This standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Financial Condition, Liquidity and Capital Resources

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Working Capital and Capital Expenditures

Working capital at December 31, 2024 was $157.4 million compared to $326.6 million at December 31, 2023. This decrease is primarily due to a decrease in cash and cash equivalents of $276.7 million to fund the Yellow Corporation real estate acquisitions and additional revenue equipment used to support higher volumes and expanded footprint, partially offset by an increase in income taxes receivable and decreases in accounts payable and wages, vacation and employees' benefits.

A summary of our cash flows is presented below:

	Years ended
	2024	2023
	(in thousands)
Cash and cash equivalents, beginning of year	$296,215	$187,390
Net Cash flows provided by (used in):
Operating activities	583,702	577,945
Investing activities	(1,035,864)	(448,696)
Financing activities	175,420	(20,424)
Net Increase (Decrease) in Cash and Cash Equivalents	(276,742)	108,825
Cash and cash equivalents, end of year	$19,473	$296,215

Cash flows from operating activities were $583.7 million for 2024 versus $577.9 million for 2023 largely driven by increased depreciation and amortization and deferred income taxes, partially offset by changes in other assets and liabilities. For 2024, net cash used in investing activities was $1,035.9 million versus $448.7 million in 2023 primarily due to the acquisition of terminals from Yellow Corporation in January 2024 in addition to increased purchases of revenue equipment to support higher volumes and expanded footprint. Net cash used in financing activities was $175.4 million in 2024 versus $20.4 million in 2023 as a result of borrowings to fund capital expenditures during 2024.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its credit arrangements. As of December 31, 2024, the Company has $473.8 million of availability under its Revolving Credit Facility and $250 million of uncommitted financing under the Company's Private Shelf Agreement, subject to certain conditions. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable and wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2024.

Net capital expenditures pertain primarily to investments in tractors and trailers and other revenue equipment, information technology, land and structures. Projected net capital expenditures for 2025 are expected to be over $700 million compared to 2024 net capital expenditures of $1.0 billion. Estimated 2025 capital expenditures include a normal replacement cycle of revenue equipment and technology investments for our operations, and additional revenue equipment and real estate investments to support our growth initiatives.

See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Net capital expenditures are summarized in the following table (in millions):

	Years ended
	2024	2023	2022
Land and structures:
Additions	$504.0	$267.3	$163.5
Sales	(0.2)	(0.1)	—
Revenue equipment, net	473.1	133.3	168.6
Technology and other	64.0	36.7	33.4

Total	$1,040.9	$437.2	$365.5

In addition to the amounts disclosed in the table above, the Company had an additional $24.4 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2024.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at December 31, 2024.

At December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million under the Revolving Credit Facility.

See Note 2, "Debt and Financing Arrangements" of the accompanying audited Consolidated Financial Statements for more information on the Revolving Credit Facility.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement), with PGIM, Inc. (Prudential), and certain affiliates and managed accounts of Prudential (the Note Purchasers) which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

Pursuant to the Shelf Agreement, on May 1, 2024, the Company issued senior promissory notes (the Initial Notes) in an aggregate principal amount of $100 million to the Note Purchasers. The Initial Notes bear interest at 6.09% per annum and mature on May 1, 2029, unless repaid earlier by the Company. The Initial Notes are senior unsecured obligations and rank pari passu with borrowings under the Revolving Credit Facility or other senior promissory notes issued pursuant to the Shelf Agreement.

Additional notes issued under the Shelf Agreement, if any, would bear interest at a rate per annum, and would have such other terms, as would be set forth in a confirmation of acceptance executed by the parties prior to the closing of the applicable sale transaction.

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at December 31, 2024.

At December 31, 2024 and 2023, the Company had outstanding notes under the Shelf Agreement of $100.0 million and $0, respectively.

See Note 2, "Debt and Financing Arrangements" of the accompanying audited Consolidated Financial Statements for more information on the Shelf Agreement.

Finance Leases

The Company is obligated under finance leases with seven-year terms for revenue equipment totaling $6.3 million and $16.5 million as of December 31, 2024 and 2023, respectively. Amortization of assets held under the finance leases is included in depreciation expense. The weighted average interest rates for the finance leases at December 31, 2024 and 2023 were 4.09% and 3.95%, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the credit arrangements. Total contractual obligations for operating leases at December 31, 2024 totaled $147.3 million. This includes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $6.4 million at December 31, 2024, which include both principal and interest components. Purchase obligations at December 31, 2024 were $27.7 million. As of December 31, 2024 the Revolving Credit Facility had $94.0 million outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance. See Note 2, "Debt and Financing Arrangements" of the accompanying audited Consolidated Financial Statements for more information on the credit arrangements.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral under insurance agreements. As of December 31, 2024 the Company had total outstanding letters of credit of $32.2 million and $60.6 million in surety bonds.

In addition to any principal amounts disclosed, the Company has interest obligations of approximately $13.4 million for 2025, based on borrowings and commitments outstanding at December 31, 2024.

The Company has accrued approximately $3.2 million for uncertain tax positions and accrued interest and penalties of $0.4 million related to the uncertain tax positions as of December 31, 2024.

At December 31, 2024, the Company has $109.5 million accrued for claims, insurance and other liabilities.

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
o
Sensitivity of Estimate to Change: These accruals could be significantly affected if the actual costs of these claims differ from the estimates and assumptions used to establish the accruals. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These accruals have been reasonably accurate over time; however, changes to estimates and assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in these accruals. A 100 basis point change in our loss development factors would result in an immaterial change in the claims and insurance accruals. There have been no material changes in the development factors for the year ended December 31, 2024.
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
o
Judgments and Uncertainties: Selecting the appropriate accounting method for depreciation requires management judgment, as there are multiple acceptable methods that are in accordance with U.S. generally accepted accounting principles, including straight-line, declining-balance, and sum-of-the-years' digits. The Company depreciates property and equipment on straight-line and declining-balance bases over the estimated useful lives of the assets. The Company believes these methods properly spread the costs over the useful lives of the assets. Factors affecting estimated useful lives and residual values of property and equipment may include estimating loss, damage, obsolescence, and Company policies around maintenance and asset replacement.
o
Sensitivity of Estimate to Change: Actual useful lives and residual values could differ from these assumptions based on market conditions and other factors, thereby impacting the estimated amount or timing of depreciation expense. See Note 1, "Description of Business and Summary of Accounting Policies" of the accompanying audited Consolidated Financial Statements, for discussion of the effects of changes to judgments related to depreciation expense for the year ended December 31, 2024.

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

The following table provides information about the Company’s debt as of December 31, 2024. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							As of December 31, 2024
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$5.3	$1.0	$—	$—	$100.0	$—	$106.3	$106.5
Average interest rate	4.3%	3.5%	—	—	6.1%	—
Variable rate debt	$—	$—	$—	$—	$94.0	$—	$94.0	$94.0
Average interest rate	—	—	—	—	6.6%	—

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $43.1 million, and claims, insurance, and other (non-current) of $66.4 million, as of December 31, 2024.

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

February 24, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 24, 2025

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2024	December 31, 2023

ASSETS
Current Assets:
Cash and cash equivalents	$19,473	$296,215
Accounts receivable, less allowances of $4,224 in 2024 and $4,427 in 2023	322,991	311,742
Prepaid expenses	35,497	32,648
Income tax receivable	44,107	1,005
Other current assets	13,701	7,084
Total current assets	435,769	648,694
Property and Equipment, at cost	3,790,069	2,881,800
Less-accumulated depreciation and amortization	1,233,134	1,118,492
Net property and equipment	2,556,935	1,763,308
Operating Lease Right-of-Use Assets	126,828	118,734
Goodwill and Identifiable Intangibles, net	16,442	17,296
Other Noncurrent Assets	30,883	35,533
Total assets	$3,166,857	$2,583,565

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$114,560	$141,877
Wages, vacation and employees’ benefits	49,953	75,514
Claims and insurance accruals	43,126	41,641
Other current liabilities	38,036	27,094
Current portion of long-term debt	5,313	10,173
Current portion of operating lease liability	27,372	25,757
Total current liabilities	278,360	322,056
Other Liabilities:
Long-term debt, less current portion	194,981	6,315
Operating lease liability, less current portion	96,798	96,462
Deferred income taxes	219,062	155,841
Claims, insurance and other	66,385	61,397
Total other liabilities	577,226	320,015
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,598,512 and 26,549,372 shares issued and outstanding at December 31, 2024 and 2023, respectively	27	27
Additional paid-in-capital	295,106	285,092
Deferred compensation trust, 70,100 and 69,672 shares of common stock at cost at December 31, 2024 and 2023, respectively	(7,981)	(5,679)
Retained earnings	2,024,119	1,662,054
Total stockholders’ equity	2,311,271	1,941,494
Total liabilities and stockholders’ equity	$3,166,857	$2,583,565

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

(in thousands, except per share data)

	2024	2023	2022

Operating Revenue	$3,209,074	$2,881,433	$2,792,057
Operating Expenses:
Salaries, wages and employees’ benefits	1,487,847	1,301,280	1,169,539
Purchased transportation	237,306	238,688	315,896
Fuel, operating expenses and supplies	629,402	563,688	558,456
Operating taxes and licenses	80,128	69,542	63,824
Claims and insurance	77,649	67,984	56,601
Depreciation and amortization	210,105	178,845	157,203
Operating losses, net	4,477	910	50
Total operating expenses	2,726,914	2,420,937	2,321,569
Operating Income	482,160	460,496	470,488
Non-operating (Income) Expenses:
Interest expense	8,930	2,535	2,611
Interest income	(1,049)	(6,208)	(217)
Other, net	(1,729)	(2,058)	46
Non-operating (income) expenses, net	6,152	(5,731)	2,440
Income Before Income Taxes	476,008	466,227	468,048
Income Tax Expense	113,943	111,370	110,626
Net Income	$362,065	$354,857	$357,422

Weighted average common shares outstanding – basic	26,689	26,632	26,520
Weighted average common shares outstanding – diluted	26,802	26,763	26,674

Basic Earnings Per Share	$13.57	$13.32	$13.48
Diluted Earnings Per Share	$13.51	$13.26	$13.40

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024, 2023 and 2022

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
Balance at December 31, 2021	26,337	$26	$274,633	$(4,101)	$949,775	$1,220,333
Stock compensation, including options and long-term incentives	—	—	7,657	—	—	7,657
Director deferred share activity	2	—	1,170	—	—	1,170
Exercise of stock options less shares withheld for taxes	62	—	4,511	—	—	4,511
Shares issued for long-term incentive awards, net of shares withheld for taxes	63	—	(11,752)	—	—	(11,752)
Purchase of shares by Deferred Compensation Trust	—	—	3,254	(3,254)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(2,107)	2,107	—	—
Net income	—	—	—	—	357,422	357,422

Balance at December 31, 2022	26,464	26	277,366	(5,248)	1,307,197	1,579,341
Stock compensation, including options and long-term incentives	—	—	10,219	—	—	10,219
Director deferred share activity	2	—	1,417	—	—	1,417
Exercise of stock options less shares withheld for taxes	35	—	4,875	—	—	4,875
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(9,216)	—	—	(9,215)
Purchase of shares by Deferred Compensation Trust	—	—	620	(620)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(189)	189	—	—
Net income	—	—	—	—	354,857	354,857

Balance at December 31, 2023	26,549	27	285,092	(5,679)	1,662,054	1,941,494
Stock compensation, including options and long-term incentives	—	—	12,822	—	—	12,822
Director deferred share activity	2	—	1,423	—	—	1,423
Exercise of stock options less shares withheld for taxes	20	—	2,574	—	—	2,574
Shares issued for long-term incentive awards, net of shares withheld for taxes	28	—	(9,107)	—	—	(9,107)
Purchase of shares by Deferred Compensation Trust	—	—	3,019	(3,019)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(717)	717	—	—
Net income	—	—	—	—	362,065	362,065

Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

(in thousands)

	2024	2023	2022

Operating Activities:
Net income	$362,065	$354,857	$357,422
Noncash items included in net income:
Depreciation and amortization	210,105	178,845	157,203
Allowance for credit losses	3,412	1,955	3,074
Deferred income taxes	63,221	10,070	21,634
Loss from property disposals, net	4,477	910	50
Stock-based compensation	14,243	11,636	8,827
Changes in operating assets and liabilities:
Accounts receivable	(14,661)	(23,391)	(16,624)
Accounts payable	(816)	10,752	(9,523)
Change in other assets and liabilities, net	(58,344)	32,311	(49,037)
Net cash provided by operating activities	583,702	577,945	473,026
Investing Activities:
Acquisition of property and equipment	(1,043,557)	(439,879)	(367,429)
Proceeds from disposal of property and equipment	2,694	2,727	1,917
Other	4,999	(11,544)	—
Net cash used in investing activities	(1,035,864)	(448,696)	(365,512)
Financing Activities:
Repayments of revolving credit facility	(1,060,100)	—	(1,000)
Borrowings of revolving credit facility	1,154,100	—	1,000
Borrowings on private shelf agreement	100,000	—	—
Proceeds from stock option exercises	2,574	4,875	4,511
Shares withheld for taxes	(9,107)	(9,216)	(11,752)
Repayment of finance leases	(10,193)	(14,520)	(19,471)
Other financing activity	(1,854)	(1,563)	—
Net cash (used in) provided by financing activities	175,420	(20,424)	(26,712)
Net Increase (Decrease) in Cash and Cash Equivalents	(276,742)	108,825	80,802
Cash and cash equivalents, beginning of year	296,215	187,390	106,588
Cash and cash equivalents, end of year	$19,473	$296,215	$187,390

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2024, 2023 and 2022

1. Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc., and its subsidiaries (Saia or the Company), is headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (LTL) motor carrier with more than 97% of its revenue derived from transporting LTL shipments for customers. In addition to the core LTL services provided in the United States, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America.

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

Recent Accounting Pronouncements Adopted in 2024

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The standard requires all entities with a single reportable segment to apply all segment disclosure requirements. This standard became effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The Company adopted the standard on a retrospective basis for the 2024 annual reporting period with the impact limited to incremental disclosures in our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under this ASU, income tax disclosures are expanded primarily by requiring the disaggregation of the rate reconciliation and income taxes paid disclosures. This standard is effective for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." Under this ASU, entities are required to disclose additional disaggregated information related to certain expense captions included in the Consolidated Statements of Operations. This standard is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Depreciation is computed using the straight-line method, except for tractors (included in revenue equipment) for which the declining-balance method is used. The following service lives are used to compute depreciation:

Years
Structures	15 to 25
Revenue equipment	6 to 20
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2024	2023
Land	$350,593	$272,633
Structures	1,238,969	813,146
Revenue equipment	1,810,389	1,470,913
Technology equipment and software	225,504	176,854
Other	164,614	148,254

Total property and equipment, at cost	$3,790,069	$2,881,800

The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization expense (including amortization of assets under finance leases) was $209.2 million, $177.9 million and $156.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company periodically evaluates estimated useful lives of property and equipment considering its planned and actual usage, planned and actual maintenance and replacement, and other relevant physical and economic factors that may affect our use of the assets. During the second quarter of 2024, the Company determined that the estimated useful lives of certain of its trailers and dollies should be extended from 14 years to 20 years. This change was recognized prospectively. The changes in estimates resulted in an increase in income from continuing operations of approximately $7.7 million (a $5.8 million increase in net income) for the year ended December 31, 2024.

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

Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense were $5.0 million, $2.9 million, and $7.2 million in 2024, 2023 and 2022, respectively.

Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2024 and 2023, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to debt.

Segment Reporting: Saia is comprised of a single reportable segment organized around its transportation services. The segment provides core LTL and a wide range of other value-add transportation services to its customers based on negotiated prices contained in either a transportation services agreement or a publicly disclosed tariff rate. Saia derives revenue primarily in the United States and manages its business activities on a consolidated basis using an integrated transportation network.

The chief operating decision maker (CODM) is the Chief Executive Officer who regularly reviews the operating results of the Company's single operating segment at the consolidated company level. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the segment and determines how to allocate resources based on Saia's consolidated net income.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the Company or for other purposes, such as for acquisitions, to repay borrowings or to pay dividends. The CODM also uses net income to monitor budget versus actual results, and in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the Company and in establishing management’s compensation.

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	For The Years Ended December 31,
	2024	2023	2022
Revenue	$3,209,074	$2,881,433	$2,792,057
Less:
Wages (a)	907,750	767,282	689,342
Salaries (a)	190,393	168,794	149,837
Purchased Transportation	237,306	238,688	315,896
Other Segment items (b)	1,179,631	1,065,270	1,009,337
Depreciation and Amortization	210,105	178,845	157,203
Interest Expense	8,930	2,535	2,611
Interest Income	(1,049)	(6,208)	(217)
Income Tax Expense	113,943	111,370	110,626

Segment and Consolidated Net Income	$362,065	$354,857	$357,422

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

2. Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Credit Arrangements, described below	$194,000	$—
Finance Leases, described below	6,294	16,488
Total debt	200,294	16,488
Less: current portion of long-term debt	5,313	10,173
Long-term debt, less current portion	$194,981	$6,315

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

The Company is party to a credit agreement with a group of banks as well as a private shelf debt agreement to fund capital investments, letters of credit and working capital needs.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusts the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modifies the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at December 31, 2024

At December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At December 31, 2023, the Company had no outstanding borrowings and outstanding letters of credit of $32.1 million under the Revolving Credit Facility.

The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement), with PGIM, Inc. (Prudential), and certain affiliates and managed accounts of Prudential (the Note Purchasers) which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

Pursuant to the Shelf Agreement, on May 1, 2024, the Company issued senior promissory notes (the Initial Notes) in an aggregate principal amount of $100 million to the Note Purchasers. The Initial Notes bear interest at 6.09% per annum and mature on May 1, 2029, unless repaid earlier by the Company. The Initial Notes are senior unsecured obligations and rank pari passu with borrowings under the Revolving Credit Facility or other senior promissory notes issued pursuant to the Shelf Agreement.

Additional notes issued under the Shelf Agreement, if any, would bear interest at a rate per annum, and would have such other terms, as would be set forth in a confirmation of acceptance executed by the parties prior to the closing of the applicable sale transaction.

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at December 31, 2024.

At December 31, 2024 and 2023, the Company had outstanding notes under the Shelf Agreement of $100.0 million and $0, respectively. The estimated fair value of these notes approximates book value for each year.

Finance Leases

The Company is obligated under finance leases with seven-year terms which include obligations collateralized by revenue equipment totaling $6.3 million and $16.5 million as of December 31, 2024 and 2023, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense.

The estimated fair value of the finance leases at December 31, 2024 and 2023 is $6.3 million and $16.1 million, respectively, which is based on current market interest rates for similar types of financial instruments, reflective of Level 2 inputs.

Other

The Company paid cash for interest of $7.7 million, $1.6 million, and $2.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

3. Commitments, Contingencies and Uncertainties

The Company has contractual obligations and commitments in the form of finance leases, operating leases and purchase commitments.

At December 31, 2024, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2025	$36,094
2026	28,798
2027	25,324
2028	20,381
2029	14,988
Thereafter	21,763
Total	$147,348

Rent expense was $42.5 million, $37.2 million, and $33.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Management expects that in the normal course of business, leases will be renewed or replaced as they expire. Finance and operating leases are discussed further in Note 4, "Leases."

Purchase commitments related to capital expenditures were $27.6 million at December 31, 2024. As of December 31, 2024 and 2023, the Company had $24.4 million and $50.9 million, respectively, of capital expenditures accrued for in accounts payable.

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

As of December 31, 2024 and 2023, approximately $18.2 million and $38.6 million, respectively, of finance leased assets, net of amortization, were included in property and equipment. Accumulated amortization for these assets totaled $16.2 million and $31.2 million as of the same periods ended.

A summary of the lease costs for the years ended December 31, 2024 and 2023 follows (in thousands):

	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$3,770	$5,693
Interest on lease liabilities	426	883
Operating lease cost (includes variable and sublease costs as they are immaterial)	38,755	34,522
Short-term lease cost	15,336	16,303
Total lease cost	$58,287	$57,401

Other Information
Right-of-use assets obtained in exchange for new finance lease liabilities	—	—
Right-of-use assets obtained in exchange for new operating lease liabilities	40,540	27,026

The discount rate used in the Company's calculation of its right-of-use assets and corresponding lease liabilities was determined based on the rate implicit in the lease if readily determinable, or its incremental borrowing rate, which approximates the rate at which the Company could borrow, on a collateralized basis, over the term of a lease. Supplemental cash flow and balance sheet information related to leases was as follows (in thousands, except where noted):

	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$444	$890
Operating cash outflows from operating leases	37,844	35,339
Financing cash outflows from finance leases	10,193	14,520
Weighted-average remaining lease term - finance leases (years)	0.7	1.2
Weighted-average remaining lease term - operating leases (years)	5.2	5.4
Weighted-average discount rate - finance leases	4.1%	4.0%
Weighted-average discount rate - operating leases	5.5%	5.4%

As of December 31, 2024, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2025	$36,094	$5,434
2026	28,798	993
2027	25,324	-
2028	20,381	-
2029	14,988	-
Thereafter	21,763	-
Total lease payments	147,348	6,427
Less: Interest	23,178	133
Present value of lease liabilities	$124,170	$6,294

5. Goodwill and Other Intangible Assets

There was no change to the carrying amount of goodwill of $12.1 million for fiscal years ending December 31, 2024, 2023 and 2022, respectively.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$19,000	$15,171	$19,000	$14,417
Trademarks (useful life of 15 years)	1,500	992	1,500	892

Total	$20,500	$16,163	$20,500	$15,309

Amortization expense for intangible assets was $0.9 million for 2024, $0.9 million in 2023 and $1.0 million in 2022. Estimated amortization expense for the next five years is as follows (in thousands):

Amount
2025	$853
2026	853
2027	853
2028	853
2029	853

6. Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2024	2023	2022
Numerator:
Net income	$362,065	$354,857	$357,422
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,689	26,632	26,520
Dilutive effect of share-based awards	113	131	154
Denominator for diluted earnings per share–adjusted weighted average common shares	26,802	26,763	26,674

Basic Earnings Per Share	$13.57	$13.32	$13.48

Diluted Earnings Per Share	$13.51	$13.26	$13.40

In 2024, there were 50 anti-dilutive share-based awards. In 2023, there were 5,790 anti-dilutive share-based awards. In 2022, there were 22,237 anti-dilutive share-based awards.

7. Stockholders’ Equity

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (Capital Accumulation Plan) is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable, and upon distribution, the funds invested in the Company’s common stock are paid out in Company common stock rather than cash. At December 31, 2024 and 2023, the Company’s rabbi trust, which holds the investments for the Capital Accumulation Plan, held 70,100 and 69,672 shares of the Company’s common stock, respectively, all of which were purchased on the open market.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s rabbi trust (in thousands except share amounts):

	For The Years Ended December 31,
	2024	2023	2022
Shares of common stock purchased	7,310	2,110	12,117
Aggregate purchase price of shares purchased	$3,019	$620	$3,254
Shares of common stock sold	6,882	2,420	36,762
Aggregate sale price of shares sold	$2,929	$835	$10,370

Company common stock held by the rabbi trust is accounted for within stockholders' equity similar to treasury stock at historical cost with the corresponding deferred compensation obligation also presented within stockholders' equity as additional paid-in capital.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may elect to defer all or a portion of their annual fees and retainers. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock in accordance with elections made by the directors. The Company had 101,951 and 100,110 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2024 and 2023, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

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

At December 31, 2024 and 2023, 391,089 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding stock options described below. At December 31, 2024 and 2023, 633,409 and 677,500 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding performance unit awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan and 2011 Omnibus Plan.

Stock option awards have been granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Stock option awards granted to employees under the plans to date are non-qualified stock options, have vesting over three years, subject to earlier vesting upon a change of control and certain other events, and have a seven-year contractual term.

The Company grants shares of restricted stock as part of its long-term incentive plan. These shares of restricted stock generally vest over three years, subject to earlier vesting upon a change of control and certain other events. The value of restricted stock is based on the fair market value of the Company’s common stock at the date of grant. In addition, the Company has periodically granted shares of restricted stock to certain key executives that vests 25% after three years, 25% after four years and the remaining 50% after five years, assuming the executive has been in continuous service to the Company since the award date, subject to earlier vesting upon a change of control and certain other events.

Stock option and restricted stock compensation expense of $7.5 million, $5.7 million and $3.9 million, was recorded for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in salaries, wages and employees’ benefits. As of December 31, 2024, there is unrecognized compensation expense of $7.2 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes stock option activity for the year ended December 31, 2024 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	37,442	$170.79	3.8	$10,013
Exercised	(20,086)	128.15
Forfeited	(814)	240.57
Outstanding at December 31, 2024	16,542	$219.14	3.4	$3,914

Exercisable at December 31, 2024	11,686	$194.59	3.1	$3,052

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $8.3 million, $7.0 million, and $10.8 million, respectively. The weighted-average grant-date fair value per share of options granted during the year ended December 31, 2022 was $94.36. There were no options granted during the years ended December 31, 2024 and 2023.

The following table summarizes the weighted average assumptions used in valuing options for the year ended December 31, 2022:

2022
Risk-free interest rate	1.92%
Expected life in years	3.5
Expected volatility	43.32%
Dividend rate	—

The risk-free interest rate for periods within the contractual life of the option is based on a three-month average U.S. Treasury yield at the time of grant. The expected life of the options represents the period of time that options granted are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s stock.

The following table summarizes restricted stock activity during the year ended December 31, 2024:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2023	51,956	$260.43
Granted	19,118	458.35
Vested	(19,752)	239.80
Forfeited	(1,148)	287.05

Restricted Stock at December 31, 2024	50,174	$343.36

The total fair value of restricted stock that vested during the years ended December 31, 2024, 2023, and 2022 were $9.7 million, $1.7 million and $2.1 million, respectively.

Performance Unit Awards

The Company grants performance unit awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total stockholder return (TSR) of the Company’s common stock compared to the TSR of the companies in a peer group established by the Compensation Committee. These stock-based awards are accounted for in accordance with ASC Topic 718 with the expense amortized over the three-year vesting period based on the fair value of the awards at the grant date measured using the Monte Carlo method. Operating results include expense for the performance unit awards of $5.3 million in 2024, $4.5 million in 2023 and $3.8 million in 2022. Shares earned under the performance unit awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 23,434 shares for the January 2022 - December 2024 performance period in February 2025, 25,716 shares for the January 2021 - December 2023 performance period in February 2024, and 63,188 shares for the January 2020 - December 2022 performance period in February 2023. At December 31, 2024, performance unit awards are outstanding for a maximum of 27,838 shares for the January 2022 – December 2024 performance period and for a maximum of 15,914 shares for the January 2023 – December 2025 performance period. As of December 31, 2024, there is unrecognized compensation expense of $7.2 million related to unvested performance unit awards, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes performance unit awards during the year ended December 31, 2024:

	Shares	Weighted Average Grant-date Fair Value
Performance Unit Awards at December 31, 2023	40,103	$345.08
Granted	8,682	808.34
Added by performance factor	13,327	285.44
Vested	(25,716)	285.44
Forfeited	(1,634)	321.70
Performance Unit Awards at December 31, 2024	34,762	$483.14

The total fair value of performance unit awards shares that vested during the years ended December 31, 2024, 2023, and 2022 were $13.7 million, $4.2 million and $3.6 million, respectively.

Director Awards

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation Committee. For 2024, 2023 and 2022 each non-employee director was granted 301, 379 and 396 shares, respectively, of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

Under the Director’s Deferred Fee Plan, non-employee directors may defer all or a portion of annual fees and awards earned. The deferrals are converted into units equivalent to the value of Company common stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock in accordance with elections made by the directors. Non-employee directors were issued 1,841; 2,729; and 3,272 units equivalent to shares in the Company's common stock under the Directors' Deferred Fee Plan during the years ended December 31, 2024, 2023 and 2022, respectively.

9. Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans, principally consisting of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage of employee contributions up to certain maximum limits. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in salaries, wages and employees' benefits for the years ended December 31, 2024, 2023 and 2022, were $19.0 million, $15.2 million, and $14.0 million, respectively.

Cash Incentive Awards

The Company provides cash incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include cash incentive awards of $12.4 million, $38.8 million, and $32.6 million in 2024, 2023 and 2022, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' positions.

Employee Stock Purchase Plan

In January 2003, the Company adopted the Employee Stock Purchase Plan of Saia, Inc. (the ESPP) allowing eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to 10 percent of annual wages. In 2015, the Company amended the ESPP to allow highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 1,066, 1,420 and 2,158 shares in the open market during 2024, 2023 and 2022, respectively.

10. Income Taxes

The income tax provision consists of the following (in thousands):

	2024	2023	2022
Current:
U.S. federal	$37,563	$82,802	$68,934
State	13,159	18,498	20,058

Total current income tax provision	50,722	101,300	88,992

Deferred:
U.S. federal	61,583	10,345	21,440
State	1,638	(275)	194

Total deferred income tax provision	63,221	10,070	21,634

Total income tax provision	$113,943	$111,370	$110,626

A reconciliation between income taxes at the federal statutory rate (21 percent) and the actual income tax provision is as follows (in thousands):

	2024	2023	2022
Provision at federal statutory rate	$99,962	$97,908	$98,290
State income taxes, net of federal benefit	16,606	15,580	16,274
Tax credits	(1,095)	(1,181)	(1,355)
Excess tax benefit on stock compensation	(923)	(1,004)	(1,578)
Other, net	(606)	67	(1,005)

Total provision	$113,943	$111,370	$110,626

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax (liabilities) assets are comprised of the following at December 31 (in thousands):

	2024	2023
Depreciation	$(258,528)	$(196,494)
Leases	(31,473)	(29,361)
Other	(6,855)	(6,022)

Gross deferred tax liabilities	(296,856)	(231,877)
Allowance for credit losses	1,047	1,097
Equity-based compensation	5,531	4,834
Employee benefits	7,958	12,014
Leases	30,815	30,227
Claims and insurance	22,564	21,597
Other	10,032	6,982
Gross deferred tax assets	77,947	76,751
Valuation Allowance	(153)	(715)

Net deferred tax assets	77,794	76,036

Net deferred tax liability	$(219,062)	$(155,841)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2021-2024 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2015-2024 remain open to examination by the various state and local jurisdictions.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2024	2023
Gross unrecognized tax benefits at beginning of year	$4,692	$3,867
Gross (decreases) increases in tax positions for prior years	(1)	2
Gross increases in tax positions for current year	764	1,077
Settlements	(731)	—
Lapse of statute of limitations	(1,518)	(254)

Gross unrecognized tax benefits at end of year	$3,206	$4,692

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $3.2 million and $4.7 million as of December 31, 2024 and 2023, respectively. The Company paid cash for income taxes of $101.2 million, $72.8 million, and $115.3 million in 2024, 2023 and 2022, respectively.

The Company does not anticipate total unrecognized tax benefits will significantly change during the next twelve months due to the settlements of audits and the expiration of statutes of limitations.

11. Valuation and Qualifying Accounts

The following is a rollforward of the allowance for credit losses for receivables (in thousands):

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
For the period ended December 31, 2024	4,427	3,412	$—	$(3,615)	$4,224
For the period ended December 31, 2023	5,804	1,955	—	(3,332)	4,427
For the period ended December 31, 2022	5,530	3,074	—	(2,800)	5,804

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

During the fourth quarter of 2024 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on this assessment, management has concluded that as of December 31, 2024, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024, which report appears on page 48 of this Form 10-K.

Frederick J. Holzgrefe	President and Chief Executive Officer
Matthew J. Batteh	Executive Vice President and Chief Financial Officer

Item 9B. Other Information

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2025, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Information about our Executive Officers”. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Company's definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2025, and is incorporated herein by reference.

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

The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons, and the Company itself. The Company believes that its insider trading policy is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2024

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,542	$219.14	616,867	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	16,542	$219.14	616,867

(1)
See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2025, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 24, 2025, and is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of Saia, Inc., (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 1, 2024).

3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Description of Securities of the Registrant (incorporated herein by reference to Exhibit 4.1 of Saia, Inc’s Form 10-K (File 0-49983) for the year ended December 31, 2022).

4.2

Private Shelf Agreement, dated as of November 9, 2023, between Saia, Inc., The Prudential Insurance Company of America and other Noteholders named therein (incorporated by reference to Exhibit 4.1 of Saia, Inc’s Form 8-K (File No. 0-49983) filed on November 15, 2023).

10.1(1)

Credit Agreement dated February 3, 2023 by and among Saia, Inc., JP Morgan Chase, N.A. as Administrative Agent, BOKF, NA dba Bank of Oklahoma, N.A. as Syndication Agent, and the lenders named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on February 6, 2023).

10.1(2)

Amendment No. 1 to Credit Agreement dated as of October 31, 2023 by and among Saia, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (incorporated herein by reference to Exhibit 10.1 of Saia, Inc.'s Form 8-K (File No. 0-49983) filed on November 6, 2023).

10.1(3)

Amendment No. 2 to Credit Agreement, dated as of December 9, 2024, by and among Saia, Inc., JP Morgan Chase Bank, N.A., as Administrative Agent, and the lenders named therein (including a conformed Credit Agreement as Exhibit A thereto) (incorporation herein by reference to Exhibit 10.1 of Saia, Inc’s Form 8-K (File No. 0-49983) filed on December 10, 2024).

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

Exhibit Number	Description of Exhibit
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
10.13(2)

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2024 (incorporated herein by reference to Exhibit 10.13(2) of Saia’s Form 10-K (File No. 0-49983) filed on February 23, 2024.*

10.13(3)	Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2025.*

10.14(1)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2019, 2020, and 2021 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.14(2)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2022 (incorporated herein by reference to Exhibit 10.16.2 of Saia’s Form 10-K (File No.0-49983) filed on February 23, 2022).*

10.14(3)

Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2023 (incorporated by reference to Exhibit 10.1 of Saia’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2023).*

10.14(4)

Form of Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2023 (incorporated by reference to Exhibit 10.2 of Saia’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2023). *

10.14(5)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2024 (incorporated by reference to Exhibit 10.14(5) of Saia’s Form 10-K (File No. 0-49983) filed on February 23, 2024).*

10.14(6)

Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2024 (incorporated by reference to Exhibit 10.14(6) of Saia’s Form 10-K (File No. 0-49983) filed on February 23, 2024).*

10.14(7)	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2025.*

10.14(8)	Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2025.*

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
10.15(7)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2021 (incorporated by reference to Exhibit 10.17.7 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 24, 2021).*

10.15(8)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2021(incorporated by reference to Exhibit 10.17.8 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 24, 2021).*

19.1	Saia, Inc. Amended and Restated Insider Trading Policy.

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Saia, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 23, 2024).
101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

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

SAIA, INC.

Date: February 24, 2025	By:	/s/ Matthew J. Batteh
Matthew J. Batteh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick J. Holzgrefe	President and Chief Executive Officer, Saia, Inc. (Principal Executive Officer)	February 24, 2025
Frederick J. Holzgrefe

/s/ Matthew J. Batteh	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 24, 2025
Matthew J. Batteh

/s/ Kelly W. Benton	Vice President and Chief Accounting Officer, Saia,	February 24, 2025
Kelly W. Benton	Inc. (Principal Accounting Officer)

/s/ Richard D. O’Dell	Chairman, Saia, Inc.	February 24, 2025
Richard D. O’Dell

/s/ Di-Ann Eisnor	Director	February 24, 2025
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 24, 2025
Donna E. Epps

/s/ John P. Gainor, Jr.	Director	February 24, 2025
John P. Gainor, Jr.

/s/ Kevin A. Henry	Director	February 24, 2025
Kevin A. Henry

/s/ Donald R. James	Director	February 24, 2025
Donald R. James

/s/ Randolph W. Melville	Director	February 24, 2025
Randolph W. Melville

/s/ Jeffrey C. Ward	Director	February 24, 2025
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 24, 2025
Susan F. Ward