Form 10-Q
period 2025-03-31
SAIA INC
filed 2025-04-28
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

There were 26,634,005 shares of Common Stock outstanding at April 23, 2025.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2025	December 31, 2024
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$16,535	$19,473
Accounts receivable, net	351,106	322,991
Prepaid expenses	55,406	35,497
Income tax receivable	33,917	44,107
Other current assets	12,640	13,701
Total current assets	469,604	435,769
Property and Equipment, at cost	3,995,502	3,790,069
Less: accumulated depreciation and amortization	1,273,382	1,233,134
Net property and equipment	2,722,120	2,556,935
Operating Lease Right-of-Use Assets	124,500	126,828
Goodwill and Identifiable Intangibles, net	16,229	16,442
Other Noncurrent Assets	32,768	30,883
Total assets	$3,365,221	$3,166,857
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$154,995	$114,560
Wages, vacation and employees’ benefits	57,602	49,953
Claims and insurance accruals	45,529	43,126
Other current liabilities	37,878	38,036
Current portion of long-term debt	3,769	5,313
Current portion of operating lease liability	27,925	27,372
Total current liabilities	327,698	278,360
Other Liabilities:
Long-term debt, less current portion	291,758	194,981
Operating lease liability, less current portion	94,532	96,798
Deferred income taxes	224,307	219,062
Claims, insurance and other	66,499	66,385
Total other liabilities	677,096	577,226
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,634,005 and 26,598,512 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	27	27
Additional paid-in-capital	295,459	295,106
Deferred compensation trust, 72,410 and 70,100 shares of common stock at cost at March 31, 2025 and December 31, 2024, respectively	(8,988)	(7,981)
Retained earnings	2,073,929	2,024,119
Total stockholders’ equity	2,360,427	2,311,271
Total liabilities and stockholders’ equity	$3,365,221	$3,166,857

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2025 and 2024

(unaudited)

	First Quarter
	2025	2024
	(in thousands, except per share data)
Operating Revenue	$787,575	$754,775
Operating Expenses:
Salaries, wages and employees' benefits	389,256	341,713
Purchased transportation	59,849	52,507
Fuel, operating expenses and supplies	166,671	156,325
Operating taxes and licenses	20,437	19,766
Claims and insurance	21,545	17,463
Depreciation and amortization	59,043	48,849
Other operating, net	606	240
Total operating expenses	717,407	636,863
Operating Income	70,168	117,912
Nonoperating (Income) Expenses:
Interest expense	4,285	542
Interest income	(39)	(755)
Other, net	357	(788)
Nonoperating (income) expenses, net	4,603	(1,001)
Income Before Income Taxes	65,565	118,913
Income Tax Provision	15,755	28,218
Net Income	$49,810	$90,695

Weighted average common shares outstanding – basic	26,720	26,672
Weighted average common shares outstanding – diluted	26,788	26,794

Basic Earnings Per Share	$1.86	$3.40
Diluted Earnings Per Share	$1.86	$3.38

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters ended March 31, 2025 and 2024

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271
Stock compensation, including options and long-term incentives	—	—	4,527	—	—	4,527
Exercise of stock options, less shares withheld for taxes	10	—	2,463	—	—	2,463
Shares issued for long-term incentive awards, net of shares withheld for taxes	25	—	(7,644)	—	—	(7,644)
Purchase of shares by Deferred Compensation Trust	—	—	1,007	(1,007)	—	—
Net income	—	—	—	—	49,810	49,810
Balance at March 31, 2025	26,634	$27	$295,459	$(8,988)	$2,073,929	$2,360,427

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2023	26,549	$27	$285,092	$(5,679)	$1,662,054	$1,941,494
Stock compensation, including options and long-term incentives	—	—	2,724	—	—	2,724
Exercise of stock options, less shares withheld for taxes	17	—	1,993	—	—	1,993
Shares issued for long-term incentive awards, net of shares withheld for taxes	22	—	(7,968)	—	—	(7,968)
Purchase of shares by Deferred Compensation Trust	—	—	314	(314)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(65)	65	—	—
Net income	—	—	—	—	90,695	90,695
Balance at March 31, 2024	26,588	$27	$282,090	$(5,928)	$1,752,749	$2,028,938

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025 and 2024

(unaudited)

	First Quarter
	2025	2024
	(in thousands)
Operating Activities:
Net income	$49,810	$90,695
Noncash items included in net income:
Depreciation and amortization	59,043	48,849
Deferred income taxes	5,245	1,785
Other, net	6,499	3,624
Changes in operating assets and liabilities:
Accounts receivable	(29,125)	(34,371)
Accounts payable	16,371	3,457
Change in other assets and liabilities, net	1,230	(7,571)
Net cash provided by operating activities	109,073	106,468
Investing Activities:
Acquisition of property and equipment	(202,889)	(457,164)
Proceeds from disposal of property and equipment	826	343
Other	—	4,999
Net cash used in investing activities	(202,063)	(451,822)
Financing Activities:
Repayments of revolving credit facility	(347,000)	(48,100)
Borrowings of revolving credit facility	444,000	120,100
Proceeds from stock option exercises	2,463	1,993
Shares withheld for taxes	(7,644)	(7,968)
Repayment of finance leases	(1,767)	(4,437)
Other financing activity	—	(141)
Net cash provided by financing activities	90,052	61,447
Net Decrease in Cash and Cash Equivalents	(2,938)	(283,907)
Cash and Cash Equivalents, beginning of period	19,473	296,215
Cash and Cash Equivalents, end of period	$16,535	$12,308

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the quarter ended March 31, 2025 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2025.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of its revenue has been derived from transporting LTL shipments across the contiguous United States, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

Claims and Insurance Accruals

The Company maintains insurance coverage with third-party insurance carriers that provides various levels of protection for covered risk exposure, including in the areas of workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health, with coverage limits and retention and deductible amounts that vary based on policy periods and claim type. Claims and insurance accruals related to workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health are established by management based on estimates of losses that the Company will ultimately incur on reported claims and on claims that have been incurred but not yet reported. Accruals are calculated on reported claims based on an evaluation of the nature and severity of the claim, historical loss experience and on legal, economic and other factors. Actuarial analysis is also used in calculating the accruals for workers’ compensation and bodily injury and property damage claims.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company periodically evaluates estimated useful lives of property and equipment considering its planned and actual usage, planned and actual maintenance and replacement, and other relevant physical and economic factors that may affect our use of the assets. During the second quarter of 2024, the Company determined that the estimated useful lives of certain of its trailers and dollies should be extended from 14 years to 20 years. This change is recognized prospectively. The changes in estimates resulted in an increase in income from continuing operations of approximately $2.9 million (a $2.2 million increase in net income) for the three months ended March 31, 2025.

Segment Reporting

Saia is comprised of a single reportable segment organized around its transportation services. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	First Quarter
	2025	2024
Revenue	$787,575	$754,775
Less:
Wages (a)	233,528	207,426
Salaries (a)	51,676	45,199
Purchased Transportation	59,849	52,507
Other Segment items (b)	313,668	282,094
Depreciation and Amortization	59,043	48,849
Interest Expense	4,285	542
Interest Income	(39)	(755)
Income Tax Expense	15,755	28,218

Segment and Consolidated Net Income	$49,810	$90,695

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2025	2024
Numerator:
Net income	$49,810	$90,695
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,720	26,672
Dilutive effect of share-based awards	68	122
Denominator for diluted earnings per share–adjusted weighted average common shares	26,788	26,794

Basic Earnings Per Share	$1.86	$3.40

Diluted Earnings Per Share	$1.86	$3.38

For the quarter ended March 31, 2025, there were 11,834 anti-dilutive share-based awards. For the quarter ended March 31, 2024, there were no anti-dilutive share-based awards.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2025 and December 31, 2024 was $296.0 million and $200.5 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company. The carrying value of the debt was $295.5 million and $200.3 million at March 31, 2025 and December 31, 2024, respectively.

(5) Debt and Financing Arrangements

At March 31, 2025 and December 31, 2024, debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Credit Arrangements, described below	$291,000	$194,000
Finance Leases	4,527	6,294
Total debt	295,527	200,294
Less: current portion of long-term debt	3,769	5,313
Long-term debt, less current portion	$291,758	$194,981

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at March 31, 2025.

At March 31, 2025, the Company had outstanding borrowings of $191.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At March 31, 2025, the Company had $376.8 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at March 31, 2025.

At March 31, 2025 and December 31, 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2025	$3,609
2026	991
2027	—
2028	—
2029	291,000
Thereafter	—
Total	295,600
Less: Amounts Representing Interest on Finance Leases	73
Total	$295,527

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2024 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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
•
failure to achieve acquisition synergies or disruption to our business due to such acquisitions;
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

These factors and risks are described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing revenue per shipment while also increasing volumes. Components of this strategy include building density in existing geography and pursuing geographic and terminal expansion in an effort to promote profitable growth and improve our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives over time have had a positive impact on profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as we work towards improving customer experience, operational efficiencies and Company image.

First Quarter Overview

The Company’s operating revenue increased by 4.3 percent in the first quarter of 2025 compared to the same period in 2024. The increase resulted from increased volume from recently opened terminals and pricing actions. However, revenue was lower than expected as a result of March shipment volume that was uncharacteristically flat from February, primarily due to challenging macroeconomic conditions and negative revenue impacts of adverse weather events. In the first quarter of 2025, LTL shipments per workday were up 4.6 percent and LTL revenue per shipment, excluding fuel surcharge, increased 2.3 percent to $300.76 compared to the prior year quarter.

As a result of the lower than expected revenues, the impact of the adverse weather events, as well as labor and depreciation expense related to our ongoing network expansion, consolidated operating income was $70.2 million for the first quarter of 2025 compared to $117.9 million for the first quarter of 2024.

Diluted earnings per share were $1.86 in the first quarter of 2025 compared to diluted earnings per share of $3.38 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 91.1 percent in the first quarter of 2025 compared to 84.4 percent in the first quarter of 2024. The Company generated $109.1 million in net cash provided by operating activities in the first three months of 2025 compared with $106.5 million in the same period last year.

General

This Management’s Discussion and Analysis describes the principal factors affecting the results of operations, financial condition, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While more than 97 percent of revenue is historically derived from transporting LTL shipments across the contiguous United States, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2025 and 2024

(unaudited)

			Percent
			Variance
	2025	2024	'25 v. '24
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$787,575	$754,775	4.3%
Operating Expenses:
Salaries, wages and employees’ benefits	389,256	341,713	13.9
Purchased transportation	59,849	52,507	14.0
Fuel and other operating expenses	209,259	193,794	8.0
Depreciation and amortization	59,043	48,849	20.9
Operating Income	70,168	117,912	(40.5)
Operating Ratio	91.1%	84.4%
Nonoperating (Income) Expense	4,603	(1,001)	(559.8)

Working Capital (as of March 31, 2025 and 2024)	141,906	78,488
Cash Flows provided by Operating Activities	109,073	106,468
Net Acquisitions of Property and Equipment	202,063	456,821

Saia LTL Freight Operating Statistics:
Workdays	63	64
LTL Tonnage	1,545	1,392	11.0
LTL Shipments	2,170	2,108	2.9
LTL Revenue per hundredweight	$24.97	$26.51	(5.8)
LTL Revenue per hundredweight, excluding fuel surcharge	$21.12	$22.26	(5.1)
LTL Revenue per shipment	$355.48	$350.18	1.5
LTL Revenue per shipment, excluding fuel surcharge	$300.76	$293.96	2.3
LTL Pounds per shipment	1,424	1,321	7.8
LTL Length of haul	905	888	1.9

Quarter ended March 31, 2025 compared to quarter ended March 31, 2024

Revenue and volume

Consolidated revenue for the quarter ended March 31, 2025 increased 4.3 percent to $787.6 million as a result of increased volume from recently opened terminals and pricing actions. However, revenue was lower than expected as a result of March shipment volume that was uncharacteristically flat from February, primarily due to challenging macroeconomic conditions and negative revenue impacts of adverse weather events. For the first quarter of 2025, Saia’s LTL tonnage was up 11.0 percent to 1.5 million tons, and LTL shipments increased 2.9 percent to 2.2 million shipments. LTL revenue per shipment, excluding fuel surcharge, increased 2.3 percent to $300.76 for the first quarter of 2025 as a result of changes in business mix and pricing actions. For the first quarter of 2025, approximately 75 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented a 7.9 percent general rate increase on October 21, 2024. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 15.1 percent for the quarter ended March 31, 2025 compared to 15.7 percent for the quarter ended March 31, 2024, as a result of decreases in the average cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $70.2 million in the first quarter of 2025 compared to $117.9 million in the prior year quarter, as a result of the lower than expected revenues, the impact from adverse weather events, as well as labor and depreciation expenses related to our ongoing network expansion. The year-over-year increase in operating revenue was driven by growth in terminals opened for less than three years, which are relatively less profitable than more mature terminals. The first quarter of 2025 operating ratio (operating expenses divided by operating revenue) was 91.1 percent compared to 84.4 percent for the same period in 2024.

Salaries, wages and employees’ benefits increased $47.5 million in the first quarter of 2025 compared to the first quarter of 2024. This change was primarily driven by a Company-wide wage increase in July 2024 of approximately 4.1 percent as well as increased employee costs driven by increased volumes and the adverse weather events and an 8 percent year-over-year increase in headcount associated with new terminals. Group insurance increased by approximately $6.3 million and workers’ compensation expense increased by approximately $2.9 million, both of which were related to increased headcount and claims activity. Purchased transportation increased $7.3 million in the first quarter of 2025 compared to the first quarter of 2024 primarily due to an increase in LTL purchased transportation miles due to the magnitude and location of weather events. Fuel, operating expenses and supplies increased by $10.3 million compared to the first quarter of 2024 largely due to increased facility costs and administrative costs related to increased volumes, the new terminals and the magnitude and location of weather events. Claims and insurance expense in the first quarter of 2025 was $4.1 million higher than the first quarter of 2024 primarily due to volume-driven increased claim activity, development of open cases and increased cost per claim. Depreciation and amortization expense increased $10.2 million in the first quarter of 2025 compared to the same period in 2024 due to ongoing investments in revenue equipment, real estate and technology.

Other

Interest expense for the quarter ended March 31, 2025 was higher than the same period in 2024 due to interest expense related to higher average balances under the Revolving Credit Facility and the Shelf Agreement in the current year.

Interest income for the quarter ended March 31, 2025 was lower than the same period in 2024 due to decreased average interest-bearing deposit balances during the period.

The effective tax rate was 24.0 percent and 23.7 percent for the quarters ended March 31, 2025 and 2024, respectively.

Net income was $49.8 million, or $1.86 per diluted share, in the first quarter of 2025 compared to net income of $90.7 million, or $3.38 per diluted share, in the first quarter of 2024.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including U.S. and global financial and economic conditions, consumer confidence and strength of the U.S. economy, inflation, changes in regulatory conditions and international trade relations, including higher tariffs, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains difficult to predict. The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. These changes in U.S. trade policy and tariffs have impacted demand for our services and could have a material adverse effect on our operating results, including as a result of the possibility of higher inflation, an economic slowdown or general economic uncertainty.

We did not see the typical sequential growth in shipments through the first quarter and this trend continued through the end of the quarter. The markets opened in 2024 account for the majority of the shipment growth in the first quarter compared to last year; however, terminals that have been open for less than three years are relatively less profitable than more mature terminals. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our geographic and terminal network, as well as pricing and mix management. On October 21, 2024, Saia implemented a 7.9 percent general rate increase for customers comprising approximately 25 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiencies and through geographic and terminal expansion which should result in numerous operating leverage cost benefits. However, should the economy soften, we plan to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and purchased transportation, diesel fuel and insurance costs and inflation.

Effective July 2024, the Company implemented a market competitive salary and wage increase for all employees, excluding executives. The increase was approximately 4.1 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Working capital/capital expenditures

Working capital at March 31, 2025 was $141.9 million, an increase from $78.5 million at March 31, 2024.

Current assets at March 31, 2025 increased by $53.3 million as compared to March 31, 2024, driven by an increase in income tax receivable of $33.9 million as a result of the reduction of pre-tax income. Current liabilities decreased by $10.1 million at March 31, 2025 compared to March 31, 2024 largely due to a decrease in other current liabilities partially offset by an increase in claims and insurance accruals.

A summary of our cash activity is presented below:

	First Quarter
	2025	2024
	(in thousands)
Cash and Cash Equivalents, beginning of period	$19,473	$296,215
Net Cash flows provided by (used in):
Operating activities	109,073	106,468
Investing activities	(202,063)	(451,822)
Financing activities	90,052	61,447
Net Decrease in Cash and Cash Equivalents	(2,938)	(283,907)
Cash and Cash Equivalents, end of period	$16,535	$12,308

Cash flows provided by operating activities were $109.1 million for the three months ended March 31, 2025 versus $106.5 million for the three months ended March 31, 2024 largely driven by changes in operating assets and liabilities, and increased depreciation partially offset by decreased net income. For the three months ended March 31, 2025, net cash used in investing activities was $202.1 million compared to $451.8 million in the same period last year, a $249.7 million decrease. This decrease resulted from the acquisition of terminals from Yellow Corporation in January 2024. For the three months ended March 31, 2025, net cash provided by financing activities was $90.1 million compared to $61.4 million during the same period last year, as a result of borrowings to fund capital expenditures during the first three months of 2025.

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

The Company currently anticipates that net capital expenditures in 2025 will be approximately $650 million, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment, and real estate investments to support our growth initiatives. Net capital expenditures were $202.1 million in the first three months of 2025. Approximately $206.6 million of the 2025 remaining capital budget was committed as of March 31, 2025.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at March 31, 2025.

At March 31, 2025 the Company had outstanding borrowings of $191.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At March 31, 2025, the Company had $376.8 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at March 31, 2025.

At March 31, 2025 and December 31, 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at March 31, 2025 totaled $144.8 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $4.6 million at March 31, 2025, which includes both principal and interest amounts. For the remainder of 2025, $13.9 million of interest payments are anticipated based on borrowings and commitments outstanding at March 31, 2025. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this 10-Q. Purchase obligations at March 31, 2025 were $206.9 million, including commitments of $206.6 million for capital expenditures. As of March 31, 2025, the Revolving Credit Facility had $191.0 million outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of March 31, 2025 the Company had total outstanding letters of credit of $32.2 million and $59.1 million in surety bonds.

The Company has accrued approximately $3.3 million for uncertain tax positions and $0.4 million for interest and penalties related to the uncertain tax positions as of March 31, 2025. At March 31, 2025, the Company has accrued $93.7 million for claims and insurance liabilities.

Critical Accounting Policies and Estimates

There have been no significant changes to the application of the critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2024. The reader should refer to our 2024 Annual Report on Form 10-K for a full disclosure of all critical accounting policies and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

The following table provides information about the Company’s third-party financial instruments as of March 31, 2025. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs.

The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							2025
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$3.5	$1.0	$—	$—	$100.0	$—	$104.5	$105.0
Average interest rate	4.3%	3.5%	—	—	6.1%	—	6.0%
Variable rate debt	$—	$—	$—	$—	$191.0	$—	$191.0	$191.0
Average interest rate	—	—	—	—	5.8%	—	5.8%

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

Item 1A. Risk Factors — In addition to the other information included in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition and/or operating results. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Other than the following risk factor, which replaces the risk factor titled "Changes in U.S. international trade relationships, including the imposition of new or higher tariffs, may adversely impact our customers, our industry, and our business," there have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2024.

Changes in U.S. trade policy and the impact of recently announced tariffs may continue to adversely impact our customers, our industry, and our business.

Changes in U.S. trade policy and the impact of recently announced tariffs may continue to adversely impact our customers, our industry, and our business. We transport a significant number of shipments that have either been imported into the U.S. or are destined for export from the United States. The U.S. government has made significant changes in U.S. trade policy, including the imposition on April 2, 2025, of a baseline tariff of 10% on product imports from almost all countries and individualized higher tariffs on certain other countries. The announcement of the tariffs has been followed by announcements of limited exceptions and temporary pauses. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. These changes in U.S. trade policy and tariffs have caused uncertainty and volatility in financial markets. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing or scale of tariffs, could continue to cause a reduction in the volume of shipments transported in our network or could increase the cost to us of goods and materials used in our business, which could have a material adverse effect on our financial condition, results of operation, liquidity and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2025 through
January 31, 2025	—	(2)	$—	(2)	—	$—
February 1, 2025 through
February 28, 2025	1,870	(3)	$455.82	(3)	—	—
March 1, 2025 through
March 31, 2025	440	(4)	$352.17	(4)	—	—
Total	2,310				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of January 1, 2025 through January 31, 2025.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2025 through February 28, 2025.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of March 1, 2025 through March 31, 2025.

Item 5. Other Information — During the three months ended March 31, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2025 and 2024 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended March 31, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 28, 2025	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer