Form 10-Q
period 2025-06-30
SAIA INC
filed 2025-07-25
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

There were 26,636,046 shares of Common Stock outstanding at July 23, 2025.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2025	December 31, 2024
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$18,837	$19,473
Accounts receivable, net	347,196	322,991
Prepaid expenses	45,800	35,497
Income tax receivable	24,819	44,107
Other current assets	14,498	13,701
Total current assets	451,150	435,769
Property and Equipment, at cost	4,133,481	3,790,069
Less: accumulated depreciation and amortization	1,321,880	1,233,134
Net property and equipment	2,811,601	2,556,935
Operating Lease Right-of-Use Assets	145,336	126,828
Goodwill and Identifiable Intangibles, net	16,016	16,442
Other Noncurrent Assets	33,623	30,883
Total assets	$3,457,726	$3,166,857
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$128,993	$114,560
Wages, vacation and employees’ benefits	61,909	49,953
Claims and insurance accruals	47,111	43,126
Other current liabilities	33,859	38,036
Current portion of long-term debt	1,967	5,313
Current portion of operating lease liability	28,970	27,372
Total current liabilities	302,809	278,360
Other Liabilities:
Long-term debt, less current portion	307,124	194,981
Operating lease liability, less current portion	106,282	96,798
Deferred income taxes	236,536	219,062
Claims, insurance and other	68,453	66,385
Total other liabilities	718,395	577,226
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,636,046 and 26,598,512 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in-capital	300,593	295,106
Deferred compensation trust, 73,584 and 70,100 shares of common stock at cost at June 30, 2025 and December 31, 2024, respectively	(9,418)	(7,981)
Retained earnings	2,145,320	2,024,119
Total stockholders’ equity	2,436,522	2,311,271
Total liabilities and stockholders’ equity	$3,457,726	$3,166,857

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2025 and 2024

(unaudited)

	Second Quarter		Six Months
	2025	2024	2025	2024
	(in thousands, except per share data)
Operating Revenue	$817,115	$823,244	$1,604,690	$1,578,019
Operating Expenses:
Salaries, wages and employees' benefits	390,975	372,240	780,231	713,953
Purchased transportation	57,699	61,047	117,548	113,554
Fuel, operating expenses and supplies	161,634	160,877	328,305	317,202
Operating taxes and licenses	22,014	19,693	42,451	39,459
Claims and insurance	22,826	18,828	44,371	36,291
Depreciation and amortization	62,546	52,536	121,589	101,385
Other operating, net	22	430	628	670
Total operating expenses	717,716	685,651	1,435,123	1,322,514
Operating Income	99,399	137,593	169,567	255,505
Nonoperating (Income) Expenses:
Interest expense	4,742	2,412	9,027	2,954
Interest income	(34)	(110)	(73)	(865)
Other, net	(873)	(326)	(516)	(1,114)
Nonoperating expenses, net	3,835	1,976	8,438	975
Income Before Income Taxes	95,564	135,617	161,129	254,530
Income Tax Provision	24,173	33,098	39,928	61,316
Net Income	$71,391	$102,519	$121,201	$193,214

Weighted average common shares outstanding – basic	26,739	26,691	26,730	26,682
Weighted average common shares outstanding – diluted	26,785	26,802	26,782	26,798

Basic Earnings Per Share	$2.67	$3.84	$4.53	$7.24
Diluted Earnings Per Share	$2.67	$3.83	$4.53	$7.21

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and six months ended June 30, 2025 and 2024

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271
Stock compensation, including options and long-term incentives	—	—	4,527	—	—	4,527
Exercise of stock options, less shares withheld for taxes	10	—	2,463	—	—	2,463
Shares issued for long-term incentive awards, net of shares withheld for taxes	25	—	(7,644)	—	—	(7,644)
Purchase of shares by Deferred Compensation Trust	—	—	1,007	(1,007)	—	—
Net income	—	—	—	—	49,810	49,810
Balance at March 31, 2025	26,634	$27	$295,459	$(8,988)	$2,073,929	$2,360,427

Stock compensation, including options and long-term incentives	—	—	3,727	—	—	3,727
Director deferred share activity	2	—	1,077	—	—	1,077
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	(100)	—	—	(100)
Purchase of shares by Deferred Compensation Trust	—	—	566	(566)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(136)	136	—	—
Net income	—	—	—	—	71,391	71,391
Balance at June 30, 2025	26,636	$27	$300,593	$(9,418)	$2,145,320	$2,436,522

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2023	26,549	$27	$285,092	$(5,679)	$1,662,054	$1,941,494
Stock compensation, including options and long-term incentives	—	—	2,724	—	—	2,724
Exercise of stock options, less shares withheld for taxes	17	—	1,993	—	—	1,993
Shares issued for long-term incentive awards, net of shares withheld for taxes	22	—	(7,968)	—	—	(7,968)
Purchase of shares by Deferred Compensation Trust	—	—	314	(314)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(65)	65	—	—
Net income	—	—	—	—	90,695	90,695
Balance at March 31, 2024	26,588	$27	$282,090	$(5,928)	$1,752,749	$2,028,938

Stock compensation, including options and long-term incentives	—	—	3,207	—	—	3,207
Director deferred share activity	2	—	1,422	—	—	1,422
Purchase of shares by Deferred Compensation Trust	—	—	931	(931)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(39)	39	—	—
Net income	—	—	—	—	102,519	102,519
Balance at June 30, 2024	26,590	$27	$287,611	$(6,820)	$1,855,268	$2,136,086

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024

(unaudited)

	Six Months
	2025	2024
	(in thousands)
Operating Activities:
Net income	$121,201	$193,214
Noncash items included in net income:
Depreciation and amortization	121,589	101,385
Deferred income taxes	17,474	4,084
Other, net	13,216	10,669
Changes in operating assets and liabilities:
Accounts receivable	(27,886)	(66,063)
Accounts payable	10,996	11,438
Change in other assets and liabilities, net	23,225	(17,485)
Net cash provided by operating activities	279,815	237,242
Investing Activities:
Acquisition of property and equipment	(377,540)	(681,919)
Proceeds from disposal of property and equipment	1,967	643
Other	(8,394)	4,999
Net cash used in investing activities	(383,967)	(676,277)
Financing Activities:
Repayments of revolving credit facility	(633,000)	(489,100)
Borrowings of revolving credit facility	746,000	556,100
Borrowings on private shelf agreement	—	100,000
Proceeds from stock option exercises	2,463	1,993
Shares withheld for taxes	(7,744)	(7,968)
Repayment of finance leases	(4,203)	(6,813)
Other financing activity	—	(223)
Net cash provided by financing activities	103,516	153,989
Net Decrease in Cash and Cash Equivalents	(636)	(285,046)
Cash and Cash Equivalents, beginning of period	19,473	296,215
Cash and Cash Equivalents, end of period	$18,837	$11,169

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the quarter and six months ended June 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2025.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company periodically evaluates estimated useful lives of property and equipment considering its planned and actual usage, planned and actual maintenance and replacement, and other relevant physical and economic factors that may affect our use of the assets. During the second quarter of 2024, the Company determined that the estimated useful lives of certain of its trailers and dollies should be extended from 14 years to 20 years. This change is recognized prospectively. The changes in estimates resulted in an increase in income from continuing operations of approximately $2.9 million (a $2.2 million increase in net income) for the six months ended June 30, 2025.

Segment Reporting

Saia is comprised of a single reportable segment organized around its transportation services. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	Second Quarter		Six Months
	2025	2024	2025	2024
Revenue	$817,115	$823,244	$1,604,690	$1,578,019
Less:
Wages (a)	231,441	227,223	464,969	434,649
Salaries (a)	50,150	46,584	101,826	91,783
Purchased Transportation	57,699	61,047	117,548	113,554
Other Segment items (b)	315,007	297,935	628,675	580,029
Depreciation and Amortization	62,546	52,536	121,589	101,385
Interest Expense	4,742	2,412	9,027	2,954
Interest Income	(34)	(110)	(73)	(865)
Income Tax Expense	24,173	33,098	39,928	61,316

Segment and Consolidated Net Income	$71,391	$102,519	$121,201	$193,214

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2025	2024	2025	2024
Numerator:
Net income	$71,391	$102,519	$121,201	$193,214
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,739	26,691	26,730	26,682
Dilutive effect of share-based awards	46	111	52	116
Denominator for diluted earnings per share–adjusted weighted average common shares	26,785	26,802	26,782	26,798

Basic Earnings Per Share	$2.67	$3.84	$4.53	$7.24

Diluted Earnings Per Share	$2.67	$3.83	$4.53	$7.21

For the quarter and six months ended June 30, 2025, there were 13,937 and 11,917 anti-dilutive share-based awards, respectively. For the quarter and six months ended June 30, 2024, there were no anti-dilutive share-based awards.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2025 and December 31, 2024 was $309.8 million and $200.5 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company. The carrying value of the debt was $309.1 million and $200.3 million at June 30, 2025 and December 31, 2024, respectively.

(5) Debt and Financing Arrangements

At June 30, 2025 and December 31, 2024, debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Credit Arrangements, described below	$307,000	$194,000
Finance Leases	2,091	6,294
Total debt	309,091	200,294
Less: current portion of long-term debt	1,967	5,313
Long-term debt, less current portion	$307,124	$194,981

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at June 30, 2025.

At June 30, 2025, the Company had outstanding borrowings of $207.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At June 30, 2025, the Company had $356.6 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at June 30, 2025.

At June 30, 2025 and December 31, 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2025	$1,138
2026	991
2027	—
2028	—
2029	307,000
Thereafter	—
Total	309,129
Less: Amounts Representing Interest on Finance Leases	38
Total	$309,091

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
•
changes in U.S. trade policy and the impact of tariffs;
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

Executive Overview

The Company’s business is highly correlated to non-service sectors of the general economy. The Company’s strategy is to improve profitability by increasing revenue per shipment while also increasing volumes. Components of this strategy include building density in existing geography, and pursuing geographic and terminal expansion in an effort to promote profitable growth while improving our customer value proposition over time. The Company’s business is labor intensive, capital intensive and service sensitive. The Company looks for opportunities to improve safety, cost effectiveness and asset utilization (primarily tractors and trailers). Pricing initiatives over time have had a positive impact on profitability. The Company continues to execute targeted sales and marketing programs along with initiatives to align costs with volumes and improve customer satisfaction. Technology continues to be an important investment as we work towards improving customer experience, operational efficiencies and Company image.

Second Quarter Overview

The Company’s operating revenue decreased by 0.7 percent in the second quarter of 2025 compared to the same period in 2024. In the second quarter of 2025, LTL shipments per workday were down 2.8 percent. LTL revenue per shipment, excluding fuel surcharge, increased 2.7 percent to $298.71 compared to the prior year quarter.

Consolidated operating income was $99.4 million for the second quarter of 2025 compared to $137.6 million for the second quarter of 2024. Diluted earnings per share were $2.67 in the second quarter of 2025 compared to diluted earnings per share of $3.83 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 87.8 percent in the second quarter of 2025 compared to 83.3 percent in the second quarter of 2024. The Company generated $279.8 million in net cash provided by operating activities in the first six months of 2025 compared with $237.2 million in the same period last year.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2025 and 2024

(unaudited)

			Percent
			Variance
	2025	2024	'25 v. '24
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$817,115	$823,244	(0.7)%
Operating Expenses:
Salaries, wages and employees’ benefits	390,975	372,240	5.0
Purchased transportation	57,699	61,047	(5.5)
Fuel and other operating expenses	206,496	199,828	3.3
Depreciation and amortization	62,546	52,536	19.1
Operating Income	99,399	137,593	(27.8)
Operating Ratio	87.8%	83.3%
Nonoperating Expense	3,835	1,976	94.1

Working Capital (as of June 30, 2025 and 2024)	148,341	118,233
Cash Flows provided by Operating Activities (year to date)	279,815	237,242
Net Acquisitions of Property and Equipment (year to date)	375,573	681,276

Saia LTL Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,576	1,559	1.1
LTL Shipments	2,261	2,327	(2.8)
LTL Revenue per hundredweight	$25.20	$25.75	(2.1)
LTL Revenue per hundredweight, excluding fuel surcharge	$21.42	$21.69	(1.2)
LTL Revenue per shipment	$351.36	$345.07	1.8
LTL Revenue per shipment, excluding fuel surcharge	$298.71	$290.72	2.7
LTL Pounds per shipment	1,394	1,340	4.0
LTL Length of haul	893	888	0.6

Quarter and six months ended June 30, 2025 compared to quarter and six months ended June 30, 2024

Revenue and volume

Consolidated revenue for the quarter ended June 30, 2025 decreased 0.7 percent to $817.1 million. For the second quarter of 2025, Saia’s LTL shipments decreased 2.8 percent to 2.3 million shipments, while LTL tonnage was up 1.1 percent to 1.6 million tons. LTL revenue per shipment, excluding fuel surcharge, increased 2.7 percent to $298.71 for the second quarter of 2025 as a result of changes in business mix and pricing actions. In spite of volume declines, our service initiatives, including our network expansion, continue to allow us to support our improved pricing. For the second quarter of 2025, approximately 75 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented a 7.9 percent general rate increase on October 21, 2024. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue decreased to 14.6 percent for the quarter ended June 30, 2025 compared to 15.4 percent for the quarter ended June 30, 2024, as a result of decreases in the average cost of diesel fuel.

For the six months ended June 30, 2025, operating revenues were $1.6 billion, up 1.7 percent from operating revenues for the six months ended June 30, 2024 as a result of changes in business mix and pricing actions. Fuel surcharge revenue as a percentage of operating revenue decreased to 14.8 percent for the six months ended June 30, 2025 compared to 15.5 percent for the six months ended June 30, 2024, primarily as a result of decreases in the average cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $99.4 million in the second quarter of 2025 compared to $137.6 million in the prior year quarter, as a result of lower revenues and increased labor and depreciation expenses related to our network expansion. The second quarter of 2025 operating ratio (operating expenses divided by operating revenue) was 87.8 percent compared to 83.3 percent for the same period in 2024.

Salaries, wages and employees’ benefits increased $18.7 million in the second quarter of 2025 compared to the second quarter of 2024. This change was primarily driven by a wage increase in July 2024 for all employees, excluding executives, of approximately 4.1 percent. In addition, this increase was driven by employee costs including group insurance, which increased by approximately $8.1 million related to elevated claims activity and average cost of claims. Purchased transportation decreased $3.3 million in the second quarter of 2025 compared to the second quarter of 2024 primarily due to a decrease in purchase transportation miles in addition to a decrease in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased by $0.8 million in the second quarter of 2025 compared to the second quarter of 2024 largely due to increased vehicle maintenance costs, information technology costs and an increase in facility costs due to the opening of 15 new facilities since the second quarter of 2024, partially offset by decreased fuel costs. Claims and insurance expense in the second quarter of 2025 was $4.0 million higher than the second quarter of 2024 primarily due to the development of open cases, increased claim activity and increased cost per claim. Depreciation and amortization expense increased $10.0 million in the second quarter of 2025 compared to the same period in 2024 due to ongoing investments in revenue equipment, our terminal network and technology.

For the six months ended June 30, 2025, consolidated operating income was $169.6 million, down 33.6 percent compared to $255.5 million for the six months ended June 30, 2024. This decrease in consolidated operating income during the first six months of 2025 was the result of lower than expected revenues in addition to increased labor and depreciation expenses related to our network expansion.

Salaries, wages and benefits increased $66.3 million during the first six months of 2025 compared to the same period last year. This change was primarily driven by a wage increase in July 2024 for all employees, excluding executives, of approximately 4.1 percent and by an increase in average headcount associated with new terminals, largely incurred in the first quarter of 2025. Other employee related costs also increased, including a $14.3 million increase in group insurance costs and a $3.0 million increase in workers’ compensation costs, both of which were related to increased claims activity. Purchased transportation increased $4.0 million for the first six months of 2025 compared to the same period in the prior year primarily due to an increase in purchased transportation miles partially offset by decreased cost per mile for purchased transportation. Fuel, operating expenses and supplies increased $11.1 million during the first six months of 2025 compared to the same period last year largely due to increased facility costs, vehicle maintenance costs and information technology costs due to an expanded footprint, a larger base of revenue equipment and network support. These increases were partially offset by decreased fuel costs during the first six months of 2025. During the first six months of 2025, claims and insurance expense was $8.1 million higher than the same period last year primarily due to the development of open cases, increased claim activity and increased cost per claim. Depreciation and amortization expense increased $20.2 million during the first six months of 2025 compared to the same period in 2024 due to ongoing investments in revenue equipment, our terminal network and technology.

Other

Interest expense for the quarter and six months ended June 30, 2025 was higher than the same periods in 2024 due to interest expense related to higher average balances under our credit arrangements in the current year.

Interest income for the quarter and six months ended June 30, 2025 was lower than the same periods in 2024 due to decreased average interest-bearing deposit balances in the current year.

The effective tax rate was 25.3 percent and 24.4 percent for the quarters ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the effective tax rate was 24.8 and 24.1 percent, respectively.

Net income was $71.4 million, or $2.67 per diluted share, in the second quarter of 2025 compared to net income of $102.5 million, or $3.83 per diluted share, in the second quarter of 2024. Net income was $121.2 million, or $4.53 per diluted share, for the first six months of 2025 compared to net income of $193.2 million, or $7.21 per diluted share, for the first six months of 2024.

Outlook

Our business remains highly correlated to non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including U.S. and global financial and economic conditions, consumer confidence and strength of the U.S. economy, inflation, changes in regulatory conditions and international trade relations, including higher tariffs, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains difficult to predict. The U.S. government has made significant changes in U.S. trade policy, including the imposition of a baseline tariff on product imports from almost all countries and the potential for individualized higher tariffs on certain other countries. These changes in U.S. trade policy and tariffs have decreased demand for our services and could have a material adverse effect on our operating results, including as a result of the possibility of higher inflation, an economic slowdown or general economic uncertainty.

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

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiencies and through geographic and terminal expansion which should result in numerous operating leverage cost benefits. However, should the economy continue to soften, we plan to continue to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors, including the cost and availability of drivers, dock workers and personnel, and purchased transportation, diesel fuel and insurance costs and inflation.

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

Working capital/capital expenditures

Working capital at June 30, 2025 was $148.3 million, an increase from $118.2 million at June 30, 2024.

Current assets at June 30, 2025 increased by $5.1 million as compared to June 30, 2024, driven by an increase in income tax receivable of $17.7 million as a result of the reduction of pre-tax income. Current liabilities decreased by $25.0 million at June 30, 2025 compared to June 30, 2024 largely due to a decrease in accounts payable partially offset by an increase in claims and insurance accruals.

A summary of our cash activity is presented below:

	Six Months
	2025	2024
	(in thousands)
Cash and Cash Equivalents, beginning of period	$19,473	$296,215
Net Cash flows provided by (used in):
Operating activities	279,815	237,242
Investing activities	(383,967)	(676,277)
Financing activities	103,516	153,989
Net Decrease in Cash and Cash Equivalents	(636)	(285,046)
Cash and Cash Equivalents, end of period	$18,837	$11,169

Cash flows provided by operating activities were $279.8 million for the six months ended June 30, 2025 versus $237.2 million for the six months ended June 30, 2024 largely driven by changes in operating assets and liabilities, and increased depreciation partially offset by decreased net income. For the six months ended June 30, 2025, net cash used in investing activities was $384.0 million compared to $676.3 million in the same period last year, a $292.3 million decrease. This decrease resulted primarily from the acquisition of terminals from Yellow Corporation in January 2024. For the six months ended June 30, 2025, net cash provided by financing activities was $103.5 million compared to $154.0 million during the same period last year, as a result of higher borrowings in the first six months 2024 to fund capital expenditures.

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

The Company currently anticipates that net capital expenditures in 2025 will be approximately $600 million to $650 million, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment, and real estate investments to support our growth initiatives. Net capital expenditures were $375.6 million in the first six months of 2025. Approximately $84.0 million of the 2025 remaining capital budget was committed as of June 30, 2025.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving

Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at June 30, 2025.

At June 30, 2025 the Company had outstanding borrowings of $207.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At June 30, 2025, the Company had $356.6 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at June 30, 2025.

At June 30, 2025 and December 31, 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at June 30, 2025 totaled $150.2 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $2.1 million at June 30, 2025, which includes both principal and interest amounts. For the remainder of 2025, $9.7 million of interest payments are anticipated based on borrowings and commitments outstanding at June 30, 2025. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q. Purchase obligations at June 30, 2025 were $84.2 million, including commitments of $84.0 million for capital expenditures. As of June 30, 2025, the Revolving Credit Facility had $207.0 million outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of June 30, 2025 the Company had total outstanding letters of credit of $36.4 million and $59.1 million in surety bonds.

The Company has accrued approximately $3.3 million for uncertain tax positions and $0.5 million for interest and penalties related to the uncertain tax positions as of June 30, 2025. At June 30, 2025, the Company has accrued $98.0 million for claims and insurance liabilities.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2025. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							2025
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$1.1	$1.0	$—	$—	$100.0	$—	$102.1	$102.8
Average interest rate	4.3%	3.5%	—	—	6.1%	—	6.0%
Variable rate debt	$—	$—	$—	$—	$207.0	$—	$207.0	$207.0
Average interest rate	—	—	—	—	5.7%	—	5.7%

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

Changes in U.S. trade policy and the impact of tariffs may continue to adversely impact our customers, our industry, and our business.

Changes in U.S. trade policy and the impact of tariffs may continue to adversely impact our customers, our industry, and our business. We transport a significant number of shipments that have either been imported into the U.S. or are destined for export from the United States. The U.S. government has made significant changes in U.S. trade policy, including the imposition of a baseline tariff on product imports from almost all countries and the potential for individualized higher tariffs on certain other countries. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. These changes in U.S. trade policy and tariffs have decreased demand for our services and have caused uncertainty and volatility in financial markets. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing or scale of tariffs, could continue to decrease demand for our services or could increase the cost to us of equipment, goods and materials used in our business, which could have a material adverse effect on our financial condition, results of operation, liquidity and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2025 through
April 30, 2025	1,300	(2)	$241.44	(2)	—	$—
May 1, 2025 through
May 31, 2025	—	(3)	$—	(3)	—	—
June 1, 2025 through
June 30, 2025	950	(4)	$264.62	(4)	—	—
Total	2,250				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of April 1, 2025 through April 30, 2025.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 1,076 shares of Saia stock at an average price of $254.53 during the period of May 1, 2025 through May 31, 2025.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of June 1, 2025 through June 30, 2025.

Item 5. Other Information — During the three months ended June 30, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2025 and 2024 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended June 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 25, 2025	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer