Form 10-Q
period 2025-09-30
SAIA INC
filed 2025-10-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

There were 26,642,641 shares of Common Stock outstanding at October 28, 2025.

2

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2025	December 31, 2024
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$35,500	$19,473
Accounts receivable, net	365,343	322,991
Prepaid expenses	34,830	35,497
Income tax receivable	48,796	44,107
Other current assets	12,525	13,701
Total current assets	496,994	435,769
Property and Equipment, at cost	4,181,930	3,790,069
Less: accumulated depreciation and amortization	1,368,123	1,233,134
Net property and equipment	2,813,807	2,556,935
Operating Lease Right-of-Use Assets	138,845	126,828
Goodwill and Identifiable Intangibles, net	15,802	16,442
Other Noncurrent Assets	35,512	30,883
Total assets	$3,500,960	$3,166,857
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$112,534	$114,560
Wages, vacation and employees’ benefits	72,318	49,953
Claims and insurance accruals	45,437	43,126
Other current liabilities	37,415	38,036
Current portion of long-term debt	1,199	5,313
Current portion of operating lease liability	27,001	27,372
Total current liabilities	295,904	278,360
Other Liabilities:
Long-term debt, less current portion	218,000	194,981
Operating lease liability, less current portion	102,175	96,798
Deferred income taxes	287,123	219,062
Claims, insurance and other	71,731	66,385
Total other liabilities	679,029	577,226
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,642,641 and 26,598,512 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	27	27
Additional paid-in-capital	303,268	295,106
Deferred compensation trust, 69,573 and 70,100 shares of common stock at cost at September 30, 2025 and December 31, 2024, respectively	(8,904)	(7,981)
Retained earnings	2,231,636	2,024,119
Total stockholders’ equity	2,526,027	2,311,271
Total liabilities and stockholders’ equity	$3,500,960	$3,166,857

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2025 and 2024

(unaudited)

	Third Quarter		Nine Months
	2025	2024	2025	2024
	(in thousands, except per share data)
Operating Revenue	$839,644	$842,103	$2,444,334	$2,420,122
Operating Expenses:
Salaries, wages and employees' benefits	401,058	398,134	1,181,289	1,112,087
Purchased transportation	59,329	65,584	176,877	179,138
Fuel, operating expenses and supplies	165,727	158,733	494,032	475,935
Operating taxes and licenses	20,867	19,942	63,318	59,401
Claims and insurance	23,614	19,274	67,985	55,565
Depreciation and amortization	64,037	54,656	185,626	156,041
Other operating, net	(13,598)	609	(12,970)	1,279
Total operating expenses	721,034	716,932	2,156,157	2,039,446
Operating Income	118,610	125,171	288,177	380,676
Nonoperating (Income) Expenses:
Interest expense	4,483	2,997	13,510	5,951
Interest income	(44)	(45)	(117)	(910)
Other, net	(654)	(460)	(1,170)	(1,574)
Nonoperating expenses, net	3,785	2,492	12,223	3,467
Income Before Income Taxes	114,825	122,679	275,954	377,209
Income Tax Provision	28,509	29,931	68,437	91,247
Net Income	$86,316	$92,748	$207,517	$285,962

Weighted average common shares outstanding – basic	26,745	26,695	26,735	26,686
Weighted average common shares outstanding – diluted	26,790	26,789	26,784	26,785

Basic Earnings Per Share	$3.23	$3.47	$7.76	$10.72
Diluted Earnings Per Share	$3.22	$3.46	$7.75	$10.68

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2025 and 2024

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271
Stock compensation, including options and long-term incentives	—	—	4,527	—	—	4,527
Exercise of stock options, less shares withheld for taxes	10	—	2,463	—	—	2,463
Shares issued for long-term incentive awards, net of shares withheld for taxes	25	—	(7,644)	—	—	(7,644)
Purchase of shares by Deferred Compensation Trust	—	—	1,007	(1,007)	—	—
Net income	—	—	—	—	49,810	49,810
Balance at March 31, 2025	26,634	$27	$295,459	$(8,988)	$2,073,929	$2,360,427

Stock compensation, including options and long-term incentives	—	—	3,727	—	—	3,727
Director deferred share activity	2	—	1,077	—	—	1,077
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	(100)	—	—	(100)
Purchase of shares by Deferred Compensation Trust	—	—	566	(566)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(136)	136	—	—
Net income	—	—	—	—	71,391	71,391
Balance at June 30, 2025	26,636	$27	$300,593	$(9,418)	$2,145,320	$2,436,522

Stock compensation, including options and long-term incentives	—	—	3,978	—	—	3,978
Shares issued for long-term incentive awards, net of shares withheld for taxes	7	—	(789)	—	—	(789)
Sale of shares by Deferred Compensation Trust	—	—	(514)	514	—	—
Net income	—	—	—	—	86,316	86,316
Balance at September 30, 2025	26,643	$27	$303,268	$(8,904)	$2,231,636	$2,526,027

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2023	26,549	$27	$285,092	$(5,679)	$1,662,054	$1,941,494
Stock compensation, including options and long-term incentives	—	—	2,724	—	—	2,724
Exercise of stock options, less shares withheld for taxes	17	—	1,993	—	—	1,993
Shares issued for long-term incentive awards, net of shares withheld for taxes	22	—	(7,968)	—	—	(7,968)
Purchase of shares by Deferred Compensation Trust	—	—	314	(314)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(65)	65	—	—
Net income	—	—	—	—	90,695	90,695
Balance at March 31, 2024	26,588	$27	$282,090	$(5,928)	$1,752,749	$2,028,938

Stock compensation, including options and long-term incentives	—	—	3,207	—	—	3,207
Director deferred share activity	2	—	1,422	—	—	1,422
Purchase of shares by Deferred Compensation Trust	—	—	931	(931)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(39)	39	—	—
Net income	—	—	—	—	102,519	102,519
Balance at June 30, 2024	26,590	$27	$287,611	$(6,820)	$1,855,268	$2,136,086

Stock compensation, including options and long-term incentives	—	—	3,463	—	—	3,463
Exercise of stock options less shares withheld for taxes	—	—	40	—	—	40
Shares issued for long-term incentive awards, net of shares withheld for taxes	5	—	(852)	—	—	(852)
Purchase of shares by Deferred Compensation Trust			1,572	(1,572)
Sale of shares by Deferred Compensation Trust	—	—	(515)	515	—	—
Net income	—	—	—	—	92,748	92,748
Balance at September 30, 2024	26,595	$27	$291,319	$(7,877)	$1,948,016	$2,231,485

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024

(unaudited)

	Nine Months
	2025	2024
	(in thousands)
Operating Activities:
Net income	$207,517	$285,962
Noncash items included in net income:
Depreciation and amortization	185,626	156,041
Deferred income taxes	68,061	6,026
Other, net	6,101	16,276
Changes in operating assets and liabilities:
Accounts receivable	(48,268)	(63,771)
Accounts payable	10,482	12,095
Change in other assets and liabilities, net	28,146	6,334
Net cash provided by operating activities	457,665	418,963
Investing Activities:
Acquisition of property and equipment	(467,814)	(875,302)
Proceeds from disposal of property and equipment	21,736	2,079
Other	(8,394)	4,999
Net cash used in investing activities	(454,472)	(868,224)
Financing Activities:
Repayments of revolving credit facility	(833,000)	(870,100)
Borrowings of revolving credit facility	857,000	953,100
Borrowings on private shelf agreement	—	100,000
Proceeds from stock option exercises	2,463	2,033
Shares withheld for taxes	(8,534)	(8,820)
Repayment of finance leases	(5,095)	(8,525)
Other financing activity	—	(237)
Net cash provided by financing activities	12,834	167,451
Net (Decrease) Increase in Cash and Cash Equivalents	16,027	(281,810)
Cash and Cash Equivalents, beginning of period	19,473	296,215
Cash and Cash Equivalents, end of period	$35,500	$14,405

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Operating results for the quarter and nine months ended September 30, 2025 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2025.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While approximately 97 percent of its revenue has been derived from transporting LTL shipments across the contiguous United States, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. The Company periodically evaluates estimated useful lives of property and equipment considering its planned and actual usage, planned and actual maintenance and replacement, and other relevant physical and economic factors that may affect our use of the assets. During the second quarter of 2024, the Company determined that the estimated useful lives of certain of its trailers and dollies should be extended from 14 years to 20 years. This change is recognized prospectively. The changes in estimates resulted in an increase in income from continuing operations of approximately $2.9 million (a $2.2 million increase in net income) for the nine months ended September 30, 2025.

Segment Reporting

Saia is comprised of a single reportable segment organized around its transportation services. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	Third Quarter		Nine Months
	2025	2024	2025	2024
Revenue	$839,644	$842,103	$2,444,334	$2,420,122
Less:
Wages (a)	235,667	243,407	700,636	678,056
Salaries (a)	50,292	48,914	152,118	140,697
Purchased Transportation	59,329	65,584	176,877	179,138
Other Segment items (b)	311,055	303,911	939,730	883,940
Depreciation and Amortization	64,037	54,656	185,626	156,041
Interest Expense	4,483	2,997	13,510	5,951
Interest Income	(44)	(45)	(117)	(910)
Income Tax Expense	28,509	29,931	68,437	91,247

Segment and Consolidated Net Income	$86,316	$92,748	$207,517	$285,962

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2025	2024	2025	2024
Numerator:
Net income	$86,316	$92,748	$207,517	$285,962
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,745	26,695	26,735	26,686
Dilutive effect of share-based awards	45	94	49	99
Denominator for diluted earnings per share–adjusted weighted average common shares	26,790	26,789	26,784	26,785

Basic Earnings Per Share	$3.23	$3.47	$7.76	$10.72

Diluted Earnings Per Share	$3.22	$3.46	$7.75	$10.68

For the quarter and nine months ended September 30, 2025, there were 11,834 anti-dilutive share-based awards. For the quarter and nine months ended September 30, 2024, there were no anti-dilutive share-based awards.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of September 30, 2025 and December 31, 2024, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2025 and December 31, 2024 was $220.0 million and $200.5 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company. The carrying value of the debt was $219.2 million and $200.3 million at September 30, 2025 and December 31, 2024, respectively.

(5) Debt and Financing Arrangements

At September 30, 2025 and December 31, 2024, debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Credit Arrangements, described below	$218,000	$194,000
Finance Leases	1,199	6,294
Total debt	219,199	200,294
Less: current portion of long-term debt	1,199	5,313
Long-term debt, less current portion	$218,000	$194,981

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at September 30, 2025.

At September 30, 2025, the Company had outstanding borrowings of $118.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At September 30, 2025, the Company had $445.6 million in availability under the Revolving Credit Facility.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement) with PGIM, Inc. (Prudential) and certain affiliates and managed accounts of Prudential (the Note Purchasers), which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at September 30, 2025.

At September 30, 2025 and December 31, 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2025	$230
2026	991
2027	—
2028	—
2029	218,000
Thereafter	—
Total	219,221
Less: Amounts Representing Interest on Finance Leases	22
Total	$219,199

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

Third Quarter Overview

The Company’s operating revenue was relatively flat in the third quarter of 2025 compared to the same period in 2024. In the third quarter of 2025, LTL shipments per workday were down 1.9 percent. LTL revenue per shipment, excluding fuel surcharge, increased 0.3 percent to $294.35 compared to the prior year quarter.

Consolidated operating income was $118.6 million for the third quarter of 2025 compared to $125.2 million for the third quarter of 2024. These third quarter 2025 results include a real estate gain of $16.4 million and a real estate impairment loss of $1.9 million resulting in a net increase to operating income of $14.5 million. Diluted earnings per share were $3.22 in the third quarter of 2025 compared to diluted earnings per share of $3.46 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 85.9 percent in the third quarter of 2025 compared to 85.1 percent in the third quarter of 2024. Additionally, the net impact of the real estate gain and the real estate impairment loss resulted in a 170 basis point improvement in the operating ratio for the third quarter of 2025. The Company generated $457.7 million in net cash provided by operating activities in the first nine months of 2025 compared with $419.0 million in the same period last year.

General

This Management’s Discussion and Analysis describes the principal factors affecting the results of operations, financial condition, liquidity and capital resources, as well as the critical accounting policies and estimates of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While approximately 97 percent of revenue is historically derived from transporting LTL shipments across the contiguous United States, the Company also offers customers a wide range of other value-added services, including non-asset truckload, expedited transportation and logistics services across North America.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2025 and 2024

(unaudited)

			Percent
			Variance
	2025	2024	'25 v. '24
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$839,644	$842,103	(0.3)%
Operating Expenses:
Salaries, wages and employees’ benefits	401,058	398,134	0.7
Purchased transportation	59,329	65,584	(9.5)
Fuel and other operating expenses	196,610	198,558	(1.0)
Depreciation and amortization	64,037	54,656	17.2
Operating Income	118,610	125,171	(5.2)
Adjusted Operating Income[1]	104,107	125,171	(16.8)
Operating Ratio	85.9%	85.1%
Adjusted Operating Ratio[1]	87.6%	85.1%
Nonoperating Expense	3,785	2,492	51.9

Working Capital (as of September 30, 2025 and 2024)	201,090	90,674
Cash Flows provided by Operating Activities (year to date)	457,665	418,963
Net Acquisitions of Property and Equipment (year to date)	446,078	873,223

Saia LTL Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,581	1,605	(1.5)
LTL Shipments	2,333	2,379	(1.9)
LTL Revenue per hundredweight	$25.76	$25.64	0.5
LTL Revenue per hundredweight, excluding fuel surcharge	$21.72	$21.75	(0.1)
LTL Revenue per shipment	$349.07	$345.93	0.9
LTL Revenue per shipment, excluding fuel surcharge	$294.35	$293.39	0.3
LTL Pounds per shipment	1,355	1,349	0.4
LTL Length of haul	894	890	0.4

1. Adjusted Operating Income and Adjusted Operating Ratio are non-GAAP financial measures and should not be considered alternatives, or superior to, the most directly comparable GAAP financial measures. The Company’s management believes these financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. Adjusted Operating Income and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Disclosure and Reconciliation," below.

Quarter and nine months ended September 30, 2025 compared to quarter and nine months ended September 30, 2024

Revenue and volume

Consolidated revenue for the quarter ended September 30, 2025 was relatively flat, at $839.6 million compared to $842.1 million for the third quarter of 2024. For the third quarter of 2025, Saia’s LTL shipments decreased 1.9 percent to 2.3 million shipments, while LTL tonnage was down 1.5 percent to 1.6 million tons. LTL revenue per shipment, excluding fuel surcharge, increased 0.3 percent to $294.35 for the third quarter of 2025 as a result of changes in business mix and pricing actions. For the third quarter of 2025, approximately 75 percent of the Company’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented a 7.9 percent general rate increase on October 21, 2024. Competitive factors, customer turnover and mix changes impact the extent to which customer rate increases are retained over time.

Operating revenue includes revenue recognized from the Company’s fuel surcharge program, which is designed to reduce exposure to fluctuations in diesel fuel prices by adjusting total freight charges to account for changes in the price of diesel fuel. The Company’s fuel surcharge is generally based on the average national price for diesel fuel (as published by the United States Energy Information Administration) and is typically reset weekly. Fuel surcharges are widely accepted in the industry and are a significant component of revenue and pricing. Fuel surcharges are an integral part of customer contract negotiations, but represent only one portion of overall customer price negotiations, as customers may negotiate increases in base rates instead of increases in fuel surcharges or vice versa. Fuel surcharge revenue as a percentage of operating revenue increased to 15.2 percent for the quarter ended September 30, 2025 compared to 14.8 percent for the quarter ended September 30, 2024, as a result of increases in the average cost of diesel fuel.

For the nine months ended September 30, 2025, operating revenues were $2.4 billion, up 1.0 percent from operating revenues for the nine months ended September 30, 2024 as a result of changes in business mix and pricing actions. Fuel surcharge revenue as a percentage of operating revenue decreased to 15.0 percent for the nine months ended September 30, 2025 compared to 15.3 percent for the nine months ended September 30, 2024, primarily as a result of decreases in the average cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $118.6 million and adjusted operating income1 was $104.1 million in the third quarter of 2025, compared to $125.2 million in the prior year quarter, as a result of lower revenues, increased employee costs, claims and insurance expense and depreciation expenses related to our network expansion. The third quarter of 2025 operating ratio (operating expenses divided by operating revenue) was 85.9 percent, and the adjusted operating ratio1 was 87.6 percent compared to an operating ratio of 85.1 percent for the same period in 2024.

Salaries, wages and employees’ benefits increased $2.9 million in the third quarter of 2025 compared to the third quarter of 2024. This change was primarily driven by higher employee costs including group health insurance costs, which increased by approximately $7.0 million related to elevated claims activity and average cost of claims, and workers’ compensation costs, which increased $2.0 million as a result of the inflationary costs of claims. These increases were partially offset by a decrease in wages as we continue to match hours to volume. Purchased transportation decreased $6.3 million in the third quarter of 2025 compared to the third quarter of 2024 primarily due to a decrease in purchased transportation miles in addition to a decrease in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased by $7.0 million in the third quarter of 2025 compared to the third quarter of 2024 largely due to increased information technology costs. Claims and insurance expense in the third quarter of 2025 was $4.3 million higher than the third quarter of 2024 primarily due to the development of open cases and increased claim activity. Depreciation and amortization expense increased $9.4 million in the third quarter of 2025 compared to the same period in 2024 due to ongoing investments in revenue equipment, our terminal network and technology. Other operating, net decreased $14.2 million in the third quarter of 2025 compared to the third quarter of 2024 due to the gain on disposal of real estate of $16.4 million, partially offset by a real estate impairment loss of $1.9 million.

For the nine months ended September 30, 2025 not adjusting for the net real estate gain recorded in the third quarter of 2025, consolidated operating income was $288.2 million, down 24.3 percent compared to $380.7 million for the nine months ended September 30, 2024. This decrease in consolidated operating income during the first nine months of 2025 was the result of increased labor and depreciation expenses related to our network expansion.

1 This is a non-GAAP financial measure. Refer to “Non-GAAP Financial Disclosure and Reconciliation” below.

Salaries, wages and benefits increased $69.2 million during the first nine months of 2025 compared to the same period last year primarily driven by a $21.3 million increase in group health insurance costs and a $5.0 million increase in workers’ compensation costs, both of which were related to the inflationary costs of claims. Additionally, this increase was driven by a wage increase in July 2024 for all employees, excluding executives, of approximately 4.1 percent and by an increase in average headcount associated with new terminals, largely incurred in the first quarter of 2025. Purchased transportation decreased $2.3 million for the first nine months of 2025 compared to the same period in the prior year primarily due to a decrease in purchased transportation miles and decreased cost per mile for purchased transportation. Fuel, operating expenses and supplies increased $18.1 million during the first nine months of 2025 compared to the same period last year largely due to increased information technology costs, facility costs, vehicle maintenance costs and due to an expanded footprint, a larger base of revenue equipment and network support. These increases were partially offset by decreased fuel costs during the first nine months of 2025. During the first nine months of 2025, claims and insurance expense was $12.4 million higher than the same period last year primarily due to the development of open cases and increased claim activity. Depreciation and amortization expense increased $29.6 million during the first nine months of 2025 compared to the same period in 2024 due to ongoing investments in revenue equipment, our terminal network and technology. Other operating, net decreased $14.2 million for the first nine months of 2025 compared to the same period last year due to the gain on disposal of real estate of $16.4 million, partially offset by a real estate impairment loss of $1.9 million.

Other

Interest expense for the quarter and nine months ended September 30, 2025 was higher than the same periods in 2024 due to interest expense related to higher average balances under our credit arrangements in the current year.

Interest income for the quarter and nine months ended September 30, 2025 was lower than the same periods in 2024 due to decreased average interest-bearing deposit balances in the current year.

The effective tax rate was 24.8 percent and 24.4 percent for the quarters ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the effective tax rate was 24.8 and 24.2 percent, respectively.

Net income was $86.3 million, or $3.22 per diluted share and $2.81 adjusted diluted earnings per share1, in the third quarter of 2025 compared to net income of $92.7 million, or $3.46 per diluted share, in the third quarter of 2024. Net income was $207.5 million, or $7.75 per diluted share and $7.34 adjusted diluted earnings per share1, for the first nine months of 2025 compared to net income of $286.0 million, or $10.68 per diluted share, for the first nine months of 2024.

Non-GAAP Financial Disclosure and Reconciliation

From time to time we supplement the reporting of our financial information determined under generally accepted accounting principles (“GAAP”) with certain non-GAAP financial measures. In this report, these include “adjusted” total operating expenses, “adjusted” operating income, “adjusted” diluted earnings per share and “adjusted” operating ratio. The Company’s management believes that certain non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A gain from the sale of a terminal of $16.4 million and a loss on real estate impairment of $1.9 million was recorded during the third quarter of 2025. This resulted in a decrease in operating expenses and an increase in operating income of $14.5 million, an increase in diluted earnings per share of $0.41 and an improvement of 170 basis points in the operating ratio for the third quarter of 2025. The terminal sale occurred as the result of management’s efforts towards expanding door count by replacing a smaller facility with a larger facility better positioned to successfully support the Company’s overall strategy. The impairment loss came as a result of management's continued assessment of the recoverability of property and equipment.

1 This is a non-GAAP financial measure. Refer to “Non-GAAP Financial Disclosure and Reconciliation.”

Saia, Inc. and Subsidiaries
Reconciliation of Certain GAAP and Non-GAAP Statement of Operations Items and Ratios
For the Quarters and Nine Months Ended September 30, 2025 and 2024
(Amounts in thousands, except per share data and operating ratio)
(Unaudited)
	Third Quarter		Nine Months
	2025	2024	2025	2024
Total operating expenses (GAAP)	$721,034	$716,932	$2,156,157	$2,039,446
Add: Net total operating expense impact of Gain on Real Estate Disposal and Impairment of Real Estate	14,503	-	14,503	-
Adjusted total operating expenses (Non-GAAP)	$735,537	$716,932	$2,170,660	$2,039,446

Operating Income (GAAP)	$118,610	$125,171	$288,177	$380,676
Less: Net Operating Income impact of Gain on Real Estate Disposal and Impairment of Real Estate	(14,503)	-	(14,503)	-
Adjusted operating income (Non-GAAP)	$104,107	$125,171	$273,674	$380,676

Diluted earnings per share (GAAP)	$3.22	$3.46	$7.75	$10.68
Less: Net Diluted earnings per share impact of Gain on Real Estate Disposal and Impairment of Real Estate	(0.41)	-	(0.41)	-
Adjusted diluted earnings per share (Non-GAAP)	$2.81	$3.46	$7.34	$10.68

Operating Ratio (1)	85.9%	85.1%	88.2%	84.3%
Add: Net Operating Ratio impact of Gain on Real Estate Disposal and Impairment of Real Estate	1.7%	-	0.6%	-
Adjusted operating ratio	87.6%	85.1%	88.8%	84.3%

(1)	Operating Ratio is total operating expenses divided by operating revenue, using the underlying unrounded amounts.

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

We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas, further expanding our geographic and terminal network, as well as pricing and mix management. On October 1, 2025 and October 21, 2024, Saia implemented 5.9 and 7.9 percent general rate increases, respectively, for customers comprising approximately 25 percent of Saia’s operating revenue. The extent of success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A. “Risk Factors.”

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiencies and through geographic and terminal expansion which should result in numerous operating leverage cost benefits. However, should the economy continue to soften, we plan to continue to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is influenced by several factors, including inflation, the cost and availability of drivers, dock workers, and other personnel, as well as expenses related to purchased transportation, diesel fuel and insurance.

Effective October 1, 2025, the Company implemented a market competitive salary and wage increase for all employees, excluding executives. The increase was approximately 3.0 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Working capital/capital expenditures

Working capital at September 30, 2025 was $201.1 million, an increase from $90.7 million at September 30, 2024.

Current assets at September 30, 2025 increased by $59.6 million as compared to September 30, 2024, driven by an increase in income tax receivable of $40.5 million as a result of the reduction of pre-tax income. Current liabilities decreased by $50.8 million at September 30, 2025 compared to September 30, 2024 largely due to a decrease in accounts payable.

A summary of our cash activity is presented below:

	Nine Months
	2025	2024
	(in thousands)
Cash and Cash Equivalents, beginning of period	$19,473	$296,215
Net Cash flows provided by (used in):
Operating activities	457,665	418,963
Investing activities	(454,472)	(868,224)
Financing activities	12,834	167,451
Net (Decrease) Increase in Cash and Cash Equivalents	16,027	(281,810)
Cash and Cash Equivalents, end of period	$35,500	$14,405

Cash flows provided by operating activities were $457.7 million for the nine months ended September 30, 2025 versus $419.0 million for the nine months ended September 30, 2024 largely driven by increased deferred income taxes, increased depreciation and changes in operating assets and liabilities, partially offset by decreased net income. For the nine months ended September 30, 2025, net cash used in investing activities was $454.5 million compared to $868.2 million in the same period last year, a $413.7 million decrease. This decrease resulted primarily from the acquisition of terminals from Yellow Corporation in January 2024. For the nine months ended September 30, 2025, net cash provided by financing activities was $12.8 million compared to $167.5 million during the same period last year, as a result of higher borrowings in the first nine months 2024 to fund capital expenditures.

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

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2025 and the year ended December 31, 2024 (in millions):

	Nine Months	Year
	2025	2024
	(in millions)
Land and structures, net	$110.1	$503.8
Revenue equipment, net	305.9	473.1
Technology and other, net	30.1	64.0
Total	$446.1	$1,040.9

The Company currently anticipates that net capital expenditures in 2025 will be approximately $550 million to $600 million, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment, and real estate investments to support our growth initiatives. Net capital expenditures were $446.1 million in the first nine months of 2025. Approximately $39.1 million of the 2025 remaining capital budget was committed as of September 30, 2025.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility). On December 9, 2024, the Company entered into an amendment to the Revolving Credit Facility. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that the applicable margin is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at September 30, 2025.

At September 30, 2025 the Company had outstanding borrowings of $118.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. As of December 31, 2024, the Company had outstanding borrowings of $94.0 million and outstanding letters of credit of $32.2 million under the Revolving Credit Facility. At September 30, 2025, the Company had $445.6 million in availability under the Revolving Credit Facility.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement) with PGIM, Inc. (Prudential) and certain affiliates and managed accounts of Prudential (the Note Purchasers), which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at September 30, 2025.

At September 30, 2025 and December 31, 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at September 30, 2025 totaled $152.9 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $1.2 million at September 30, 2025, which includes both principal and interest amounts. For the remainder of 2025, $3.4 million of interest payments are anticipated based on borrowings and commitments outstanding at September 30, 2025. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q. Purchase obligations at September 30, 2025 were $39.7 million, including commitments of $39.1 million for capital expenditures. As of September 30, 2025, the Revolving Credit Facility had $118.0 million outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of September 30, 2025 the Company had total outstanding letters of credit of $36.4 million and $58.6 million in surety bonds.

The Company has accrued approximately $3.5 million for uncertain tax positions and $0.6 million for interest and penalties related to the uncertain tax positions as of September 30, 2025. At September 30, 2025, the Company has accrued $99.0 million for claims and insurance liabilities.

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

The following table provides information about the Company’s third-party financial instruments as of September 30, 2025. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs.

The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							2025
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Fixed rate debt	$0.2	$1.0	$—	$—	$100.0	$—	$101.2	$102.0
Average interest rate	—	3.5%	—	—	6.1%	—	6.1%
Variable rate debt	$—	$—	$—	$—	$118.0	$—	$118.0	$118.0
Average interest rate	—	—	—	—	5.8%	—	5.8%

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2025 through
July 31, 2025	—	(2)	$—	(2)	—	$—
August 1, 2025 through
August 31, 2025	—	(3)	$—	(3)	—	—
September 1, 2025 through
September 30, 2025	—	(4)	$—	(4)	—	—
Total	—				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 380 shares of Saia stock at an average price of $303.45 during the period of July 1, 2025 through July 31, 2025.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 3,631 shares of Saia stock at an average price of $299.32 during the period of August 1, 2025 through August 31, 2025.
(4)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of September 1, 2025 through September 30, 2025.

Item 5. Other Information — During the three months ended September 30, 2025, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2025 and 2024 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended September 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 30, 2025	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer