Form 10-K
period 2025-12-31
SAIA INC
filed 2026-02-24
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,298,010,244 based on the last reported sales price of the common stock as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

The number of shares of Common Stock outstanding as of February 18, 2026 was 26,669,522.

Documents Incorporated by Reference

Portions of the definitive Proxy Statement to be filed within 120 days of December 31, 2025, pursuant to Regulation 14A under the Securities Exchange Act of 1934 for the Annual Meeting of Stockholders to be held April 29, 2026, have been incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP Auditor Location: Atlanta, Georgia, United States Auditor Firm ID: 185

SAIA, INC. AND SUBSIDIARIES

PART I.

Item 1. Business

Overview

Saia, Inc., through its wholly-owned subsidiaries, is a transportation company headquartered in Johns Creek, Georgia (Saia, Inc. together with its subsidiaries, the Company or Saia). We provide national less-than-truckload (LTL) services through a single integrated organization. While approximately 97% of our revenue is derived from transporting LTL shipments, we also offer customers a wide range of other value-added services, including brokered truckload and expedited transportation and other logistics services across North America.

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

As of December 31, 2025, Saia operated a network comprised of 213 owned and leased terminals, plus three general offices and one warehouse. At December 31, 2025, Saia LTL Freight owned approximately 7,700 tractors and 26,500 trailers, including equipment acquired with finance leases.

Over the past five years, Saia has invested in excess of $2.5 billion in capital expenditures, primarily for real estate, revenue equipment and technology. These real estate investments have been made to support Saia’s long-term strategy of expanding our footprint in both new and existing markets in order to be closer to our customers and position us to gain market share. Investments in equipment and technology have supported this growth while maintaining and modernizing our fleet, resulting in improved fuel efficiency, enhanced safety features and reduced carbon emissions. In addition, we have invested in technology to strengthen our network and operations, including network optimization, advanced data analytics for operational and profitability insights, customer service enhancements, training and streamlined business processes.

In 2025, Saia generated revenue of $3.2 billion and operating income of $352.2 million compared to revenue of $3.2 billion and operating income of $482.2 million in 2024. In 2025, the average Saia LTL Freight shipment weighed approximately 1,380 pounds and traveled an average distance of approximately 897 miles. In 2024, the average Saia LTL Freight shipment weighed approximately 1,343 pounds and traveled an average distance of approximately 891 miles.

Industry

The trucking industry consists of three categories: private fleets and two categories of “for-hire” carriers. The private fleets are owned and operated by shippers that use their own equipment to transport their products. The two “for-hire” carrier categories - truckload and LTL - are generally distinguished by shipment sizes handled by the transportation service companies. Truckload carriers typically handle shipments greater than 10,000 pounds, while LTL carriers generally transport shipments under that threshold. Saia operates primarily as an LTL carrier. In addition to the three main trucking categories, Saia also competes with small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

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

The truckload category is the largest portion of the “for-hire” carrier market. Truckload carriers primarily transport large shipments from origin to destination with no intermediate handling.

Because truckload carriers do not require an expansive network to provide point-to-point service, the overall cost structure of truckload carriers is typically lower and more variable relative to LTL carriers. However, the lack of a network can subject their drivers to extended periods away from home, often resulting in higher driver turnover and periodic driver shortages. The truckload category is comprised of several major carriers and numerous small entrepreneurial players. At the most basic level, a truckload carrier can be started with capital for rolling stock (a tractor and a trailer), insurance, a driver and little else. As truckload carriers become larger in scale, capital is needed for technology, infrastructure and some limited facilities. Saia may participate in the truckload market as a means to fill empty miles in lanes that are not at capacity. Saia also offers its customers the truckload and expedited offerings of its logistics operations.

Capital requirements are significantly higher in the traditional LTL category versus the truckload category. In the LTL sector, substantial amounts of capital are required for a network of freight terminals, shipment handling equipment and revenue equipment (both for city pick-up, delivery and linehaul). In addition, investment in technology has become increasingly important in the LTL category largely due to the number of transactions and number of customers served on a daily basis. Saia LTL Freight picks up approximately 35,000 shipments per day, each of which has a shipper, a consignee and sometimes a third-party payor, all of whom need access to information in a timely manner. In addition to customer service, technology plays a key role in improving operational efficiency and compliance, as well as safety and revenue management. As a result of the significant infrastructure required to operate an LTL carrier, the LTL category is more concentrated than the truckload category with the largest LTL players operating nationally or in regional markets. Driver turnover in the LTL sector is significantly lower relative to the truckload sector, although LTL carriers also face periodic driver shortages.

Business Strategy

Saia has grown historically through a combination of organic growth and geographic integration or “tuck-in” acquisitions of smaller trucking and logistics companies. In recent years, Saia has largely grown through organic growth, which it intends to continue going forward.

Key elements of our business strategy include:

Operate safely.

Our most valuable resource is our employees. It is a corporate priority to continuously emphasize the importance of safe operations to reduce both the frequency and severity of injuries and accidents. As part of our ongoing replacement and expansion of our tractor fleet, we have incorporated accident avoidance technologies in our new over-the-road tractors. These features include active braking assistance, adaptive cruise control, lane departure warning systems and roll stability control. This emphasis on safe operations is important to protecting our employees and the communities in which we operate. A safety first focus has the added benefit of helping to control inflationary insurance costs.

Employee engagement.

We are focused on maintaining strong relationships with our employees. We invest in our employees through training and professional development programs, safety training, wellness programs, internal employee communications and employee recognition programs, along with providing competitive wages and employee benefit programs. For further information on employee engagement efforts, see Human Capital Management section below.

Manage pricing and business mix.

This element of our business strategy focuses on optimizing both the pricing of our services and the mix of freight we handle to enhance the overall profitability of our network. In recent years, our expanded geographic footprint and strengthened service offerings have enabled us to deliver differentiated solutions to customers, contributing to increases in revenue per shipment, excluding fuel surcharges.

Increase density in existing geographies.

We gain operating leverage by growing volume and density within our existing geography. Depending on general economic conditions, pricing and the specific geography, we estimate that the potential incremental profitability on growth in current markets can be significant. We continuously evaluate opportunities to expand our terminal network in new and existing markets that demonstrate sufficient long-term demand. Future volume growth at Saia may result from improvements in broader economic conditions, industry consolidation, continued geographic expansion, strategic acquisitions, and targeted sales and marketing initiatives designed to enhance customer engagement and support sustained growth.

Deliver best-in-class service.

The foundation of our growth strategy is the consistent delivery of high quality service, demonstrated through reliable on-time delivery and reduced claims for lost or damaged freight. Our customers place significant value on service quality, which supports our ability to obtain appropriate compensation for the services we provide and enhances our positioning to capture additional market share.

Improve operating efficiencies.

We have operating initiatives focused on continuing to improve efficiency, including optimizing our linehaul and pick-up and delivery operations. These initiatives help offset a variety of structural cost increases like wages, healthcare benefits, casualty claims and related insurance, workers’ compensation claims and parts and maintenance expense. Enhancing the efficiency of our linehaul and pick‑up and delivery operations supports more effective utilization of our employees, equipment and resources. These efforts also contribute to reductions in fuel consumption and associated carbon emissions, consistent with our broader sustainability objectives and our commitment to minimizing the environmental impact of our operations. We believe we remain well positioned to manage costs effectively, optimize asset utilization and explore additional opportunities for incremental cost savings.

Grow geographic terminal footprint.

We intend to continue pursuing geographic expansion and build additional density in key markets to support profitable growth and strengthen our customer value proposition. Accordingly, we plan to continue investing in new terminals, in our tractor and trailer fleet and in advanced technologies to enable us to efficiently handle the increased volume we anticipate across both new and existing markets. In addition to organic expansion through new terminal openings, we may evaluate strategic acquisition opportunities from time to time to further extend our geographic reach, increase network density and acquire complementary customer bases.

Address environmental impact of our operations.

We are dedicated to building on our strong, positive culture by being a leading corporate citizen for the benefit of our customers, employees, communities and stockholders. In recent years, we have made significant investments in our tractor and trailer fleet to improve fuel efficiency, reduce emissions, and enhance safety, reliability and maintenance performance. We are also working to optimize our linehaul scheduling and pick-up and delivery operations to improve asset utilization as well as further reduce fuel consumption and related emissions. Since the formalization of our sustainability program in 2022, we have scaled the use of alternative fuels utilizing renewable diesel, compressed natural gas (CNG) vehicles running renewable natural gas (RNG) and battery electric vehicles. We operate a fleet of over 55 CNG vehicles and continue to evaluate the expanded use of alternative and renewable fuels to power our fleet. We have procedures that are designed to reduce the risk of spills of hazardous materials that we transport and to quickly and efficiently react to any environmental incidents. At our terminals, we have implemented energy-saving procedures, and maintain programs to recycle used oil, scrap metal, paper, tires and batteries. We also incorporate sustainability-focused practices and design elements into newly constructed facilities where practicable.

Based on the most recently available rankings, for 2024, Saia continued to maintain high marks in the EPA’s SmartWay Carrier Performance Rankings for LTL carriers for nitrogen oxide and particulate matter emissions per ton-mile. We have also participated in the EPA’s SmartWay Program since 2006, which assists companies with advancing supply chain sustainability by measuring, benchmarking and improving freight transportation efficiency.

Seasonality

Our business is subject to seasonal variations. Customers tend to reduce shipments after the winter holiday season, and our operating expenses tend to be higher as a percent of revenue in the winter months primarily due to lower capacity utilization and weather effects. Generally, the first quarter is the weakest quarter while the second and third quarters are the strongest quarters in terms of revenue and profit. Quarterly profitability is also impacted by the timing of salary and wage increases and general rate increases, which have varied over the years.

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

Our nearly 14,500 union-free employees are comprised of about 51% licensed commercial drivers, about 24% dock workers (approximately 22% of whom are part-time) and the remaining 25% work in sales, technology and administration to support our business. Approximately 89% of our workforce is male. Approximately 49% of our employees have self-identified as Hispanic or Latino, Native American, Pacific Islander, Asian, Black or African American, or of two or more races. Additionally, approximately 74% of our workforce is under the age of 55.

As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees and their families with access to affordable and convenient medical, dental and vision programs. To foster retention, employees with ten or more years of service do not pay premiums for participation in the medical program. Additionally, we strive to help employees lead healthier lives through a voluntary wellness program aimed at engaging employees to promote proactive evaluation, tracking and management of major health and wellness indicators. To support employee participation in our benefit programs, we have continued to absorb market-driven cost increases in coverage for group health insurance. As a result, employees have experienced only minimal premium increases for these programs over the past several years.

As an added benefit for employees, we offer a 401(k) savings plan with a Company match as well as paid vacation and personal days. These benefits are in addition to the Company’s market-based compensation program designed to maintain competitive compensation packages for all employees. We assess the competitiveness of our compensation by principal job classifications in markets across the country through periodic compensation surveys. Company-wide wage increases are also implemented from time-to-time, including an approximate 3.0% wage increase in October 2025, excluding executives.

In recent years, competition for qualified employees has narrowed the historical compensation gap between union and non-union carriers. We believe that maintaining a direct relationship with our employees provides for better communications and employee relations, which enhances operational flexibility and contributes to lower overall costs. In addition, non-union carriers have more flexibility with respect to work schedules, routes and other similar items. This flexibility is a major consideration in meeting the service levels required by customers. We believe this differentiation provides stronger future growth prospects, improved operating efficiencies and enhanced customer service capabilities.

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

Employee Engagement.

We focus on driving employee engagement throughout our organization. We believe it is important to our success as an organization for our employees to understand how their work contributes to our overall performance. We communicate with our workforce through a variety of channels and encourage open and direct communication. Our communication starts with an employee’s manager and is supplemented by a variety of means, including regular industry updates, an internally distributed magazine, reports on quarterly performance directly from the CEO and executive team and annual employee engagement surveys.

We are committed to fostering a work environment that values collaboration, fairness, and employee growth. We pride ourselves on the equitable treatment of our employees and aim to achieve high levels of employee satisfaction and productivity. We use periodic engagement and compensation surveys to evaluate our efforts in meeting employee needs and driving organizational success.

We seek to create a culture that encourages authenticity and values unique perspectives. By fostering an environment that highlights shared experiences and celebrates individual contributions, we empower our employees to achieve excellence.

Saia’s commitment to fostering a culture of engagement, innovation and collaboration is exemplified by our emphasis on retention, leadership development and opportunities for employee growth. This approach ensures alignment with our core values of safety and taking care of each other.

Our workforce engagement efforts reflect a cross-functional perspective on fostering collaboration and fairness, as we strive to promote a workplace where all employees feel valued for their contributions. Through ongoing evaluation of processes and programs, we focus on attracting, developing and retaining top talent.

Competition

Although industry capacity has tightened somewhat and consolidation has occurred among certain carriers, shippers continue to have a broad range of transportation options. We believe that service quality, pricing, geographic coverage, breadth of service offerings, responsiveness and operational flexibility remain the primary factors that differentiate competitors within our industry.

Saia provides LTL services in a highly competitive environment against a wide range of transportation service providers. These competitors include a small number of large, national transportation service providers in the long haul and two-day LTL markets and a larger number of shorter-haul or regional transportation companies in the two-day and overnight LTL markets. The larger the service area, the greater the barriers to entry into the LTL trucking category due to the need for additional equipment and freight terminals associated with this coverage. The level of technology investment required and density needed to provide adequate labor and asset utilization make larger-scale entry into the LTL market difficult. Saia also competes against several modes of transportation, including truckload and private fleets, small package carriers, final mile delivery services, railroads, air freight carriers, third party logistics providers and other emerging digital competitors.

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

Key areas of regulatory activity include:

Department of Transportation.

Motor carrier and freight brokerage operations are subject to safety, insurance and bonding requirements prescribed by the U.S. Department of Transportation (DOT) and various state agencies. We are also subject to a variety of vehicle registration and licensing requirements in certain states and local jurisdictions where we operate. Matters such as weight and equipment dimensions are also subject to U.S. federal and state regulation.

Within the DOT, the Federal Motor Carrier Safety Administration (FMCSA) has issued rules, including hours of service regulations that limit the maximum number of hours a driver may be on duty between mandatory off-duty hours and require driver rest breaks. The rules provide that a truck driver may work no more than a maximum of 60 hours within seven consecutive days and 70 hours within eight consecutive days. FMCSA rules further impose a maximum work period of 14 hours (no more than 11 hours of which may be driving time) after first coming on-duty following 10 consecutive hours of off-duty time. Drivers are also required to take a 30-minute break prior to driving beyond 8 hours.

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

The FMCSA maintains the Commercial Driver’s License Drug and Alcohol Clearinghouse (DAC), which is a database that discloses drug and alcohol violations of commercial motor vehicle drivers. The DAC requires us to check for current and prospective employees’ drug and alcohol violations and annually query for violations of each driver we employ. Drivers with a prohibited status in the DAC will have their state issued commercial driver licenses downgraded and will be unable to continue driving with such until they complete the return-to-duty process. All states are required to check the clearinghouse for any prohibitions before issuing, renewing, transferring or upgrading any commercial driver licenses.

Pursuant to an executive order in April 2025, the FMCSA updated its “out-of-service” criteria strengthening the enforcement of English language proficiency requirements for commercial drivers. Pursuant to the updated criteria, law enforcement must forbid a driver from operating a commercial vehicle if the driver fails a two-part interview and road sign test. In September 2025, the DOT and the FMCSA issued a temporary regulation strengthening the requirements for obtaining and renewing non-domiciled commercial driver licenses (CDLs). The regulation, which is pending judicial review, also directs state licensing agencies to revoke unlawfully issued non-domiciled CDLs. In February 2026, DOT and the FMCSA issued a final rule substantively reaffirming the September 2025 temporary regulation. The final rule requires states to issue non‑domiciled CDLs only to applicants with certain visa status supported by proper passport and immigration documentation, and to verify before issuing a license each applicant’s lawful status through the national Systematic Alien Verification for Entitlements system.

Department of Homeland Security.

Federal, state and municipal authorities have implemented anti-terrorism measures, including checkpoints and travel restrictions on large trucks. The Transportation Security Administration (TSA) and Customs and Border Protection (CBP) continue to focus on trailer security, driver identification, security clearance and border-crossing procedures. In addition, we must comply with U.S. Citizenship and Immigration Services regulations regarding the eligibility of our employees to work in the U.S. These and other safety and security measures, such as rules for transportation of hazardous materials and cargo-security regulations, could increase the cost of operations, reduce the number of qualified drivers and disrupt or impede the timing of our deliveries to customers.

Environmental Regulations.

Our operations are subject to federal, state, local, and foreign regulations with regard to air and water quality and other environmental matters. Regulation in this area continues to evolve with changes in the enforcement of existing regulations, as well as the enactment and enforcement of new regulations that may require us or our customers to modify, supplement or replace equipment or facilities or to change or discontinue present methods of operation. Specifically, the U.S. Environmental Protection Agency (EPA) has issued regulations reducing the sulfur content of diesel fuel and reducing engine emissions.

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

Clean Trucks Plan.

In 2021, the EPA announced its “Clean Trucks Plan” (CTP), which aimed to develop new rules over a three-year timeframe to reduce greenhouse gas emissions and other air pollutants from heavy-duty trucks while accelerating the transition to lower‑emission and zero‑emission technologies. In 2022, the EPA finalized the first phase of the CTP, also known as the Heavy-Duty NOx rule, by adopting a final rule setting more stringent nitrogen oxides emission standards for new heavy-duty vehicles and engines starting in model year 2027. In 2024, the EPA approved a new rule as Phase 3 under the CTP regarding greenhouse gas standards for the manufacture, sale, or importation of heavy-duty trucks that aims to reduce greenhouse gas emissions by up to 60% by 2032 for some vehicle classes. The standards apply to heavy-duty vehicles manufactured starting in model year 2028 through model year 2032 and revise certain greenhouse standards for model year 2027 that were established under the prior rulemaking. In March 2025, the EPA reopened and reconsidered key regulations related to the CTP, including the Phase 3 greenhouse gas standards, the Heavy‑Duty NOx rule, and the light‑ and medium‑duty vehicle emissions standards, framing them as overly costly and burdensome. In July 2025, the administration proposed eliminating all existing federal greenhouse gas standards for light-, medium-, and heavy‑duty vehicles dating back to 2010. Concurrently, the EPA announced a broader reevaluation of the CTP, citing industry concerns regarding infrastructure readiness, vehicle costs, operational feasibility, and supply‑chain impacts.

California Air Resources Board (CARB).

Several states have enacted legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations issued by CARB. CARB regulations apply to both in-state California carriers and carriers outside of California who own or dispatch equipment in the state. In 2021, CARB adopted more stringent standards to reduce nitrogen oxide emissions by heavy-duty engines. CARB has also adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California.

In 2023, California enacted two climate disclosure laws – SB 253 and SB 261. Senate Bill 253 will require companies with revenues greater than $1 billion doing business in California to comprehensively report their Scope 1, 2, and 3 emissions and to obtain a third-party audit. Despite delays in promulgating rules, SB 253 is anticipated to be implemented in 2026. Senate Bill 261 requires U.S. businesses with over $500 million in revenue operating in California to disclose climate-related financial risks and mitigation plans biannually. In November 2025, the United States Court of Appeals for the Ninth Circuit granted an injunction pausing implementation of Senate Bill 261.

Advanced Clean Trucks.

CARB’s Advanced Clean Trucks (ACT) regulation requires truck manufacturers to sell zero-emission trucks as an increasing percentage of their annual California sales. By 2035, zero-emission truck/chassis sales must account for 40% of truck tractor sales in the state. Numerous other states have adopted or are in the process of adopting regulations similar to the ACT regulation. In June 2025, the current administration overturned several EPA waivers granted to California including the waiver for the ACT regulation. Litigation regarding the administration’s actions is ongoing.

Advanced Clean Fleets.

In 2023, CARB adopted the Advanced Clean Fleets (ACF) regulation mandating that operators of 50 or more trucks must operate fleets comprised of an increasing percentage of zero-emission vehicles. The regulation includes a phase-in period from 2027 to 2045, depending on the class of vehicle. In January 2025, CARB withdrew its request to the EPA for a waiver that would have allowed it to adopt and enforce the ACF standards. In October 2025, in response to lawsuits brought by a coalition of states and trucking industry groups, CARB agreed to repeal portions of the ACF regulation, including the high-priority fleet and drayage fleet provisions. As a part of the settlement, CARB also agreed not to enforce the ACF regulation’s 2036 mandate requiring 100% zero-emission sales of new medium and heavy-duty trucks until an EPA waiver is obtained. The failure to obtain a waiver repealed CARB’s ability to enforce ACF requirements on private‑sector fleets. Final action on the repeal is required by August 2026. It remains unclear whether CARB may reintroduce similar regulations in the future.

Food and Drug Administration.

As a transportation provider of foodstuffs, we are subject to rules and regulations issued by the Food and Drug Administration (FDA) to provide for the security of food and foodstuffs throughout the supply chain. The FDA has issued a final rule to establish certain requirements under the Sanitary Food and Transportation Act (SFTA) for vehicles and transportation equipment, transportation operations, training, recordkeeping and waivers. The rule is designed to promote best practices in the industry concerning cleaning, inspection, maintenance, loading and unloading of, and operation of vehicles. Under the SFTA requirements, carriers are required to develop and implement written procedures subject to recordkeeping that specify their practices for cleaning, sanitizing, and inspecting vehicles and transportation equipment.

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

Information about our Executive Officers

Information regarding executive officers of Saia is as follows:

Name	Age	Positions Held

Frederick J. Holzgrefe, III	58

President and Chief Executive Officer of Saia, Inc. since April 2020. Mr. Holzgrefe served as President and Chief Operating Officer of Saia, Inc. from January 2019 to April 2020. Prior to this, Mr. Holzgrefe served as Executive Vice President and Chief Financial Officer starting in September 2014. Mr. Holzgrefe has been a member of the Board of Directors of Saia, Inc. since January 2019.

Matthew J. Batteh	36

Executive Vice President and Chief Financial Officer and Secretary of Saia, Inc. since May 2024. Mr. Batteh served as Vice President of Finance from 2023 until May 2024. Prior to that, he served as Saia’s Vice President, Pricing and Analytics from 2020 to 2023 after serving in a variety of pricing and financial analysis roles since joining the Company in 2015.

Patrick D. Sugar	38

Executive Vice President of Operations of Saia, Inc. since March 2021. Mr. Sugar joined the Company in December 2016 and served as Vice President of Linehaul and Industrial Engineering from December 2018 until March 2021.

Raymond R. Ramu	57

Executive Vice President and Chief Customer Officer of Saia, Inc. since May 2015. Mr. Ramu joined Saia LTL Freight in December 1997 and served as Vice President of Sales - East from April 2007 to May 2015.

Tarak Patel	50

Executive Vice President and Chief Information Officer of Saia, Inc. since joining the Company in October 2025. Prior to joining the Company, he served as the Chief Information Officer for the Consumer Packaging & Machinery Division at Smurfit WestRock from 2021 to October 2025 and Vice President - Information Technology at E. & J. Gallo Winery from 2015 to 2021.

Anthony R. Norwood	59

Executive Vice President and Chief Human Resources Officer of Saia, Inc. since joining the Company in March 2022. Prior to joining Saia, Mr. Norwood was Vice President, Human Resources - Corporate for Trane Technologies from April 2020 to March 2022. Prior to that, Mr. Norwood served in various executive roles from 2008 to 2020 at Ingersoll Rand, including as Vice President, Human Resources.

Officers are appointed by the Board of Directors of Saia, Inc. and serve at the discretion of the Board. With the exception of Mr. Holzgrefe, none of the officers of the Company are subject to an employment agreement with the Company. There are no family relationships between any executive officer and any other executive officer or director of Saia, Inc. or its subsidiaries.

Item 1A. Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, together with all the other information included in this Annual Report on Form 10-K, including our financial statements and the related notes. Our business, financial condition, operating results, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. The risks below are organized by headings and each risk is discussed separately, but many are interrelated. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently see as immaterial may also adversely affect our business. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to “Cautionary Note Regarding Forward-Looking Statements.”

Industry and Economic Risks

We are subject to general economic conditions, any of which could adversely affect our business.

Our business is subject to a number of general economic conditions that may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. These conditions include recessionary economic cycles and downturns in customer business cycles, labor and supply shortages, global uncertainty and instability, inflation, changes in U.S. social, political, and regulatory conditions, tariffs and international trade policies and relations, and disruptions in oil and financial markets. Economic conditions may adversely affect the business levels of our customers, their demand for transportation services, their ability to pay for our services, and could reduce the prices we are able to charge for our services.

We operate in a highly competitive industry and our business will be adversely impacted if we are unable to adequately address competitive pressures, such as industry consolidation, new competitors in the market, potential downward pricing pressures and other factors.

Numerous competitive factors could reduce our revenues, profit margins or market share or otherwise impair our business, any one of which may materially adversely affect our financial condition, results of operations, liquidity and cash flows. These factors include:

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
•
The trend toward increased sales in the e-commerce sector as opposed to the traditional brick and mortar store model could threaten the continued operation of our retail customers, which could reduce the demand for our services and adversely impact our revenues; and
•
Technological advances require increased investments to remain competitive, and we may not utilize sufficient advanced technology, select the correct technology solutions or persuade our customers to accept higher prices to offset these investment costs.

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

There is significant competition for qualified drivers within the trucking industry and attracting and retaining qualified drivers has become more challenging due to a decreasing pool of qualified drivers and high turnover rates. Age demographics, hours of service rules, the legalization and growing recreational use of marijuana and regulatory requirements, including the Compliance Safety Accountability program and the Commercial Driver’s License Drug and Alcohol Clearinghouse of the Federal Motor Carrier Safety Administration (FMCSA), have contributed to the reduction in the number of eligible drivers and may continue to do so in the future.

Pursuant to an executive order in April 2025, the FMCSA updated its “out-of-service” criteria strengthening the enforcement of English language proficiency requirements for commercial drivers. Pursuant to the updated criteria, law enforcement must forbid a driver from operating a commercial vehicle if the driver fails a two-part interview and road sign test. In September 2025, the U.S. Department of Transportation (DOT) and the FMCSA issued a regulation strengthening the requirements for obtaining and renewing non-domiciled commercial driver licenses (CDLs). The regulation also directs state licensing agencies to revoke unlawfully issued non-domiciled CDLs. Increased enforcement of English language proficiency requirements for commercial drivers and regulatory efforts targeting unlawfully issued CDLs have further reduced the number of eligible commercial drivers and may continue to do so in the future and may lead to higher wages to attract qualified commercial drivers.

Moreover, as a result of general macroeconomic factors and the competitive labor market, we are experiencing difficulty hiring sufficient qualified employees to fill all available positions, including qualified drivers. The labor shortage is not limited to qualified drivers and at times, we have been unable to hire qualified dockworkers, mechanics and office personnel. We may experience shortages of qualified employees that could result in the failure to meet customer demands, upward pressure on wages and benefits, underutilization of our truck fleet and/or use of higher cost purchased transportation, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Inflation has been significant in the United States in recent years. Inflation increases most of our expenses, including equipment prices, maintenance and supply costs, diesel fuel costs, insurance costs, claims costs, utility costs, employee wages and benefits, healthcare costs, real estate costs, and purchased transportation. With increasing costs, we may have to increase our prices to maintain the same level of profitability. If we are unable to increase our prices sufficiently to offset increasing expenses, our financial condition, results of operations, liquidity and cash flows may be adversely affected.

We are dependent on the cost and availability of diesel fuel and on fuel surcharges.

Diesel fuel is a significant operating expense, and its availability is vital to daily operations. We do not hedge against the risk of diesel fuel price increases. General economic conditions, global political events, armed conflicts, acts of terrorism, cybersecurity incidents, inflation, tariffs, federal, state and local laws and regulations, world supply and demand imbalances, changes in refining capacity, public and investor sentiment, natural or man-made disasters, adverse weather conditions and other external factors could adversely affect the cost and availability of diesel fuel. In the past, we have secured diesel fuel from various sources and in the desired quantities, but there can be no assurance that this will continue to be the case in the future. Any shortage or interruption in the supply or distribution of diesel fuel could materially affect our financial condition, results of operations, liquidity and cash flows.

To the extent not offset by diesel fuel surcharges or other customer price changes, volatility in diesel fuel prices could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Historically, we have been able to offset significant diesel fuel price volatility through fuel surcharges and other pricing adjustments but we may not be able to do so in the future. Fluctuations in our diesel fuel surcharge recovery may result in fluctuations in our revenue. Rapid and significant fluctuations in diesel fuel prices could reduce our profitability unless we are able to make the appropriate adjustments to our pricing strategy. Such fluctuations could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

The Company is dependent on a limited number of third-party insurance companies to provide insurance coverage in excess of our self-insured retention amounts. In recent years, several insurance companies have completely stopped offering coverage to trucking companies, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. To the extent that the third-party insurance companies propose increases to their premiums for coverage of commercial trucking claims, the Company may decide to pay such increased premiums or increase its financial exposure on an aggregate or per occurrence basis, including by increasing the amount of its self-insured retention or reducing the amount of total coverage. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost for obtaining such coverage, or could subject us to significant liabilities for which no insurance coverage is in place, which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Our self-insured retention limits can make our insurance and claims expenses higher and/or more volatile. We accrue for the estimated costs of the uninsured portion of pending claims based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts, is inherently difficult. This, along with legal expenses associated with claims, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

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

We have implemented a strategy to significantly expand our geographic and terminal network. Consistent with our growth strategy, we have recently opened numerous new terminals in new and existing markets, and we intend to continue this terminal network growth in the future. There can be no assurance that we will be successful at adding new markets or terminals as planned, or that such markets or terminals will be profitable. Our expansion has required and will continue to require, significant investments in purchased or leased terminals, equipment (including the purchase of new tractors and trailers), technology, employees and other related start-up costs to facilitate our growth plans. Expansion could cause disruptions in our existing geography or customer service levels or require management to devote excessive time and effort to manage the expansion, which could materially adversely affect our business operations and profitability. Operating in new geographies may also increase the possibility of union organizing efforts. A delay between the outlay of expenditures to expand our geographic and network footprint and generation of new revenue or higher than anticipated costs or lower than expected revenues from the expansion could negatively impact our business. We may experience decreased profitability until we are able to fully realize the benefits of the investment, if ever. A failure or delay in realizing the benefits of this investment may adversely impact our financial condition, results of operations, liquidity and cash flows.

We face risks related to our purchase of certain real estate assets.

In January 2024, we acquired 17 freight terminals and leases to operate an additional 11 freight terminals pursuant to a sale by Yellow Corporation under Sections 363 and 365 of Chapter 11 of Title 11 of the U.S. Code. In connection with this acquisition, we assumed certain liabilities related to those facilities, including assumption of liabilities relating to environmental, health and safety matters in connection with the ownership, operation, use or maintenance of such facilities, to the extent not extinguished by the proceedings of the U.S. Bankruptcy Court for the District of Delaware. Since January 2024, we have also acquired additional facilities by assuming certain Yellow Corporation leases. We acquired these real estate assets on an as-is basis and could incur costs and expenses related to these assets that are unexpected or that exceed costs and expenses otherwise known. Moreover, from time to time we acquire real estate previously utilized by other freight companies or located in industrial areas, which may have a history of environmental contamination prior to our occupation. Failure to detect prior environmental contamination or adequately protect ourselves from associated liabilities could adversely affect our financial condition, results of operations, liquidity and cash flows. There can be no assurance that the Company will achieve the expected financial benefits of the acquisition of such assets.

We rely heavily on technology to operate our business, including through the use of third-party applications, and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation.

Our ability to attract and retain customers and compete effectively depends upon the reliability of our technology systems and network. Our cybersecurity and technology infrastructure includes technology products and services provided to us for use in our business by third party providers such as software as a service and cloud-based products and services. These third parties may store or transmit our data and may have access to information regarding our business operations, customers, and employees. Our technology systems, including any third-party applications, are constantly subject to attacks and efforts by outsiders to breach or gain access to our systems. Any disruption, failure or breach to our cybersecurity processes, technology controls or information technology infrastructure, including those impacting our computer systems and website, could adversely impact our customer service and revenues and result in increased risk of litigation or other costs. Our cybersecurity and technology infrastructure may experience errors, interruptions, failures, delays or damage from a number of causes outside of our control, including power and internet outages, hardware, software and network failures, computer viruses, malware or other destructive software, internal design, manual or usage errors, cyber-attacks, terrorism, workplace violence or wrongdoing, catastrophic events, natural disasters and severe weather conditions. While we have invested and continue to invest in technology security initiatives and disaster recovery plans, these measures cannot fully protect us from technology disruptions that could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our dependence on electronic data storage, cloud-based systems, automated systems and technology, including our website, gives rise to cybersecurity risks. The techniques used to obtain unauthorized access or to disable or degrade systems change frequently, have become increasingly more complex and sophisticated and may be difficult to detect for a period of time and we may not be able to anticipate these acts or respond adequately or timely. Further, the evolution and increased adoption of technologies such as artificial intelligence and machine learning may make anticipating threats and implementing protective measures more difficult. We currently maintain insurance to address certain costs associated with cyber incidents and data privacy-related concerns. However, we cannot ensure that we will continue to maintain such insurance coverage in amounts we deem sufficient, that our insurance carriers will pay on our insurance claims, or that we will not experience uncovered claims. A security breach of our systems or those of our third-party providers may cause a disruption of our business, impact our ability to attract, retain and service customers, damage our reputation and brand, expose us to a loss of information or to a demand for payment of ransom or result in litigation, violations of applicable privacy and other laws, and regulatory scrutiny, investigations, actions, fines or penalties, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Some of Saia’s employees work remotely, which may increase our exposure to cybersecurity risks, including phishing attempts and other cybersecurity attacks and may increase the demand for information technology resources.

A portion of our workforce operates remotely full-time or under hybrid work arrangements, and we provide these employees with expanded remote network access options to enable them to work outside of our buildings and, in some cases, on their own personal devices, which exposes us to increased cybersecurity risks. Such risks include: (i) unauthorized access to sensitive or confidential information due to company or personal devices being used to remotely access, discuss, or transmit confidential information, (ii) increased exposure to social engineering attempts such as phishing and other scams as cybercriminals may, among other things, install malicious software on systems and equipment and access sensitive or confidential information, (iii) increased demand for information technology resources, and (iv) violation of international, federal, or state-specific privacy laws. Although we have measures in place designed to mitigate our exposure to the increased risk of cybersecurity incidents, we cannot ensure that such measures will effectively prevent a cybersecurity incident. Further, as artificial intelligence technology continues to evolve, cybersecurity attacks leveraging artificial intelligence may become more sophisticated, potentially increasing in speed, scale and automation. Though we currently maintain property and cyber insurance, losses due to cybersecurity incidents may not be covered by insurance or may exceed our insurance coverage and may have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

A failure to keep pace with developments in technology could impair our operations or competitive position.

Our business relies on sophisticated systems and technology to remain competitive. Systems and technologies must be refined, updated and replaced with more advanced systems regularly for us to meet both internal requirements as well as our customer demands and expectations. If we are unable to do so in a timely manner or within reasonable cost parameters, or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new system or technology and a failure to do so could result in higher than anticipated costs or could impair our results of operations.

Technology and new market entrants may also disrupt the way we and our competitors operate. We expect our customers to continue to demand more sophisticated systems and technology-driven solutions. If we do not pursue technological advances or engage in innovation, or if the new technology doesn’t yield the results we expect, we may be placed at a competitive disadvantage, lose customers, incur higher costs or fail to meet our growth strategy. A failure to successfully pursue technological advances, including artificial intelligence applications could have a material adverse impact on our financial condition, results of operations, liquidity and cash flows.

We use artificial intelligence in our business, and its use could result in increased costs, reputational harm, competitive harm, cybersecurity risks and legal liability, which could have a material adverse effect on our business.

We incorporate certain artificial intelligence solutions into our business operations, and these applications may become more important in our operations over time. Our competitors or other third parties may incorporate artificial intelligence into their operations more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. To remain competitive, we may need to increase our investment in artificial intelligence solutions, and we may not be able to adjust pricing to offset the higher costs. Additionally, if the content, analyses, or recommendations that artificial intelligence applications assist in producing are, or are alleged to be, deficient, inaccurate or biased or to violate intellectual property rights of third parties, our financial condition, results of operations, liquidity and cash flows may be adversely affected.

The rapid evolution of artificial intelligence may result in increased cybersecurity incidents. Any such cybersecurity incidents could adversely affect our reputation and results of operations. Artificial intelligence also presents emerging ethical issues and if our use of artificial intelligence becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of artificial intelligence, including potential government regulation of artificial intelligence and increased cybersecurity risks, will require significant resources to develop, test, implement and maintain our information technology systems to minimize unintended harmful impacts. The failure to effectively utilize artificial intelligence or to respond to cybersecurity threats from the use of artificial intelligence could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

We transport a significant number of shipments that have either been imported into the U.S. or are destined for export from the U.S. The U.S. government has made significant changes in U.S. trade policy, including the imposition of a baseline tariff on product imports from almost all countries and the potential for higher tariffs on certain other countries. Certain foreign governments either have taken or are threatening to take retaliatory actions in response. These changes in U.S. trade policy and tariffs have decreased demand for our services and have caused uncertainty and volatility in financial markets. Tariffs or other trade restrictions may lead to continuing uncertainty and volatility in U.S. and global financial and economic conditions, declining consumer confidence, inflation or an economic slowdown. These tariffs or other trade restrictions, including corresponding actions taken by other countries in response to U.S. governmental actions or continuing uncertainty around the timing or scale of tariffs, could continue to decrease demand for our services or could increase the cost to us of equipment, goods and materials used in our business, which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Capacity and infrastructure constraints could adversely affect service and operating efficiency.

We may experience capacity constraints due to increased demand for transportation services and decaying highway and energy infrastructure. Poor infrastructure conditions and roadway congestion could slow service times, reduce our operating efficiency and increase maintenance expenses. Some states have taken infrastructure funding measures into their own hands and have explored or instituted road-usage programs, truck-only tolling, congestion pricing, and fuel tax increases. Infrastructure constraints and measures to fund infrastructure improvements could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

Our business is highly capital intensive. Our net capital expenditures for 2025 were approximately $544 million and we anticipate net capital expenditures in 2026 of approximately $350 million to $400 million, subject to the ongoing evaluation of market conditions. We depend on cash flows from operations, borrowings under our credit facilities and operating and finance leases. If we are unable to generate sufficient cash from operations and obtain sufficient financing on favorable terms in the future, we may have to limit our growth, enter into more restrictive or higher cost financing arrangements or operate our tractors and trailers for longer periods prior to replacement, possibly increasing maintenance costs, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Our credit agreements contain financial and other restrictive covenants and we may be unable to comply with these covenants. A default could cause a material adverse effect on our business.

We must satisfy certain financial and other restrictive covenants under our credit agreements, including among others, a maximum consolidated net lease adjusted leverage ratio, as defined in our credit agreements. If we fail to comply with any of the covenants under our credit agreements, we will be in default under the agreements which could cause cross-defaults under other financial arrangements. In the event of any such default, if we fail to obtain replacement financing or amendments to or waivers under the financing arrangement, our financing sources could cease making further advances, cease issuing letters of credit required under our insurance programs and declare our debt to be immediately due and payable. If acceleration occurs, we may have difficulty borrowing sufficient additional funds to refinance the accelerated debt or obtain required letters of credit, or we may need to issue securities which would dilute stock ownership. Even if new financing is made available to us, the terms may not be acceptable. A default under our credit agreements could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We are required to make significant estimates and assumptions in the preparation of our financial statements. These estimates and assumptions may not be accurate and are subject to change. Our internal controls over financial reporting may not prevent or detect all misstatements in our financial statements.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reported periods. Our internal controls over financial reporting provide reasonable, not absolute, assurance of accurate financial statements and may not prevent or detect misstatements due to inherent limitations such as human error, information technology system failures, or fraud. Inadequate internal controls or incorrect underlying estimates and assumptions or events that require us to revise our previous estimates or assumptions could have a material adverse effect on our financial condition and results of operations.

If we are unable to retain our key employees, our business could be materially adversely impacted.

We depend on the efforts and abilities of our management, and we believe their knowledge would be difficult to replicate. Our success is dependent on our ability to retain our current management team and to recruit, hire, develop and retain highly qualified personnel in the future. Competition for key management is intense, and qualified individuals are in high demand, such that we may incur significant costs to attract and retain them. Other than our Chief Executive Officer, members of our management team do not have employment agreements. Certain of our key employees are subject to non-compete and non-solicitation agreements; however, there is no assurance that such agreements will be enforced as written or that they will be effective to prevent those employees from working for a competitor or soliciting our customers. The loss of the services of any of our key employees could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows. Inadequate succession planning or the unexpected departure of a key employee would require our remaining management team to divert immediate and substantial attention to fulfilling the duties of the departing employee and to seeking a replacement. The inability to adequately fill vacancies on a timely basis could negatively affect our ability to implement our business strategy and thus materially adversely affect our financial condition, results of operations, liquidity and cash flows.

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

We believe that our corporate reputation and the positive image of our brand are valuable assets. As social media usage increases, our susceptibility to risks related to adverse publicity, whether or not justified, increases. Adverse publicity regarding labor relations, legal matters, cybersecurity and data privacy events, truck accidents, cargo theft, environmental issues and similar matters, even when based on erroneous information, could have a negative impact on our reputation and may result in the loss of customers and our inability to secure new customer relationships. The immediacy of certain social media outlets precludes us from having real-time control over postings related to the Company, whether matters of fact or opinion. Information distributed via social media could result in immediate unfavorable publicity that we do not have the ability to reverse. Unfavorable publicity, regardless of its cause or source, could result in damage to our reputation and adversely impact our financial condition, results of operations, liquidity and cash flows.

Our acquisitions may be unsuccessful or result in other risks such as the failure to realize the anticipated benefits of such acquisitions or the disruption of our business due to such acquisitions.

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
•
Unanticipated issues in the assimilation and consolidation of information technology, communications, and other systems, including additional systems training and other labor inefficiencies;
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
•
Potential impairment of tangible and intangible assets and goodwill acquired as a result of acquisitions; and
•
Potential failure of the due diligence processes to identify significant issues with legal, financial, or environmental liabilities and contingencies, among other things.

In the event that we do not realize the anticipated benefits of an acquisition, if we incur unexpected liabilities with an acquisition, or if the acquired business is not successfully integrated, there could be a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Despite the current administration’s rollback of regulations at the federal level, emissions and fuel efficiency standards remain at the state level that could require significant changes in our business. Several states have enacted and may enact in the future legislation relating to engine emissions, trailer regulations, fuel economy, and/or fuel formulation, such as regulations issued by the California Air Resources Board (CARB). CARB regulations apply to both in-state California carriers and carriers outside of California who own or dispatch equipment in the state. CARB has adopted regulations to accelerate large-scale transition in California to zero-emission medium and heavy-duty trucks, including trucks of a type used in our operations in California.

Tractor engines that comply with emission-control regulatory requirements have generally been more expensive, less fuel-efficient and have increased maintenance costs. If we are unable to offset the higher costs associated with this equipment with higher freight rates or improved fuel economy, our financial condition, results of operations, liquidity and cash flows could be materially adversely affected.

At this point, there are virtually no zero-emissions vehicles widely available that are suitable replacements for current technology used in less-than-truckload operations. In addition, there does not appear to be sufficient infrastructure in place to support an electric vehicle fleet operation throughout our current terminal network. If zero-emission vehicles are not available or not commercially viable for the less-than-truckload market, we may be required to modify or curtail our operations in California or other states that have adopted or may adopt similar regulations. During any transition to zero-emission trucks, due to the mandates on manufacturers limiting diesel engine sales, we may be forced to continue using older model diesel trucks that may require higher maintenance costs or be less reliable. Compliance with EPA, CARB, and other federal and state regulations regarding the transition to utilizing zero-emission vehicles could increase our equipment costs and may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

We operate in a highly regulated and highly taxed industry. Costs of compliance with or liability for violation of existing or future regulations may adversely affect our business.

The DOT and various state agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and financial reporting. We may also become subject to new or more restrictive regulations imposed by the DOT, the Occupational Safety and Health Administration, the Food and Drug Administration or other authorities relating to engine exhaust emissions, safety performance and measurements, driver hours of service, immigration, drug and alcohol testing, food safety, security, ergonomics, as well as other unforeseen matters. Compliance with such regulations could substantially impair equipment productivity and increase our costs.

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

Our business is subject to increased legislative and regulatory efforts regarding data protection and transparency in how data is used and stored. State governments have enacted and may enact in the future data protection laws, such as the California Consumer Privacy Act of 2018 as amended and extended by the California Privacy Rights Act in 2020. The reporting requirements imposed by data protection and transparency laws may differ in scope and applicability and may result in conflicting obligations. As a transportation and logistics provider, we collect and process significant amounts of data daily. Monitoring and complying with data protection laws may increase our compliance costs or require alterations to our data handling practices. The increasing scope and complexity and the uncertainty of the interpretation and enforcement of these laws create legal risk. Violations or noncompliance with data protection laws could result in significant liability from governmental or civil actions and negative impacts to our reputation, financial condition, results of operations, liquidity and cash flows.

We are subject to various environmental laws and regulations. Costs of compliance with or liabilities for violations of existing or future environmental laws and regulations could have a material adverse effect on our business and operations.

Our operations are subject to environmental laws and regulations dealing with the handling of hazardous materials, underground fuel storage tanks and discharge and retention of storm water. We operate in industrial areas where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination may have occurred. Under existing law, we could be held responsible for costs related to environmental contamination at, or emanating from, our current and past facilities and at third party waste disposal sites. Our operations involve the risks of fuel spillage or seepage, environmental damage and hazardous waste disposal and costs associated with the leakage or discharge of hazardous materials we transport for our customers, among others. Violations of applicable environmental laws or regulations or spills or other accidents involving hazardous substances have occurred in the past, can occur in the future, and may subject us to cleanup costs, liabilities not covered by insurance, substantial fines or penalties and to civil and criminal liability, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

In addition, there is global scientific consensus that emissions of greenhouse gases (GHG) continue to alter the composition of Earth’s atmosphere in ways that are affecting, and are expected to continue to affect, the global climate. As these climate change concerns become more prevalent, federal, state and local governments and our customers are increasingly sensitive to these issues. Increased awareness and negative publicity regarding greenhouse gas emissions from transportation companies may damage our reputation and could reduce demand for our services. This increased focus may result in new legislation, taxes, regulations and customer requirements, such as limits on vehicle weight and size and restrictions on GHG emissions, which could negatively affect us. In addition, several states, including states where we conduct business, have adopted various GHG disclosure and reduction programs. The EPA and the states could also further regulate GHG emissions. These regulations could increase the costs of replacing and maintaining tractors, and cause us to incur additional taxes and operating costs and capital expenditures to make changes to our operations in order to comply with these regulations. The regulations could also cause delays or disruptions in our operations and could reduce our revenues. We are subject to increasing investor and customer sensitivity to sustainability issues, and we may be subject to additional requirements related to shareholder proposals, customer-led initiatives, or our customers’ efforts to comply with environmental programs. Until the timing, scope, and extent of any future regulation or customer requirements become known, we cannot predict their effect on our cost structure, business, or results of operations. We could lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

The Compliance Safety Accountability (CSA) program could adversely affect our results of operations and ability to maintain or grow our business.

The CSA program is an enforcement and compliance model required by the FMCSA that assesses a motor carrier’s on-road performance and investigation results for a 24-month period using roadside stops and inspections, resulting in safety and performance ratings.

The CSA program evaluations are used to rank carriers and individual drivers and to select carriers for audit and other interventions or enforcement action. If we receive unacceptable CSA program scores, our relationships with our customers or our reputation could be damaged, which could result in decreased demand for our services. The requirements of the CSA program could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. If the Company receives unacceptable CSA program scores or if the CSA program reduces the pool of drivers, our financial condition, results of operations, liquidity and cash flows may be adversely affected.

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

Health epidemics, pandemics and similar outbreaks can have significant and widespread impacts, including material adverse impacts on demand for the Company’s services, the Company’s ability to execute its operating and strategic plans, the Company’s profitability and cost structure, and supply chain disruptions. The extent to which a health epidemic, pandemic or outbreak may impact the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including the timing, extent and duration of the health event, governmental responses to the event, the development, availability, effectiveness of vaccines or treatments, the imposition of protective public safety measures, and the impact of the outbreak on the global economy and demand for products and services.

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

Companies across all industries, including Saia, are subject to increased scrutiny from stakeholders, including investors, customers, shareholder advocacy groups and governmental entities, concerning environmental matters, such as greenhouse gas emissions, and social issues, such as employment practices and civil rights. These expectations are often contradictory, are evolving and can be difficult to manage. If we are unable to meet these stakeholder expectations, our reputation could suffer resulting in a loss of revenues, we could face litigation or investors may choose not to invest in our stock resulting in a decline in our stock price.

A government shutdown or failure to fund government services could impact our operations.

Our business may be adversely impacted if federal government agencies close or operate at reduced staffing levels during a prolonged government shutdown. We are regulated by several federal agencies, including the Department of Transportation. Our business directly and indirectly relies on federal agencies for permitting, compliance reviews and driver background checks. During a shutdown, FMCSA databases may not be updated and carrier authority applications, safety audits, and compliance reviews can be delayed. State and local commercial driver’s license agencies rely on federal databases and coordination with the DOT. Understaffing or reduced activity at any of these agencies during a shutdown could disrupt our operations. We believe that the government shutdown that commenced on October 1, 2025, did not materially impact our operations; however, a future shutdown may materially impact our business operations.

Delays at major trade hubs and ports can impact demand for our services and the volume of freight in our network. Staffing shortages, or the failure of essential government employees to report for work, can slow freight crossing times at ports of entry. Moreover, if a shutdown results in a pause in disbursing government financial assistance, consumer spending could decrease, which could reduce customer demand for our services. Any government shutdown or failure to fund government services could materially affect our financial condition, results of operations, liquidity and cash flows.

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

Weakness or a loss of confidence in the financial markets or an economic downturn could cause our share price to decline, could cause broader economic downturns, could lower demand for our services, decrease the price we can charge for our services, increase the incidence of customers’ inability to pay their accounts, or increase insolvency of our customers, any of which could materially adversely affect our financial condition, results of operations, liquidity and cash flows.

Disruptions in the credit markets, including in the availability and cost of short-term funds for liquidity and letter of credit requirements, may adversely affect our business and our ability to meet long-term commitments.

If internal funds are not available from our operations, we may be required to rely on the capital and credit markets to meet our financial commitments and short-term liquidity needs. Longer term disruptions in the capital and credit markets resulting from economic or political uncertainty, changing or increased regulation, significantly higher interest rates, reduced alternatives or failures of significant financial institutions, among other things, could adversely affect our access to or the cost of liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such disruptions may have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management and strategy

Saia maintains cybersecurity processes, technologies and controls to help us assess, identify and manage material risks from cybersecurity threats. These processes, technologies and controls are part of Saia’s overall enterprise risk management process. Our cybersecurity program is based on the National Institute of Standards and Technology Cybersecurity Framework version 2.0, and the National Institute of Standards and Technology Artificial Intelligence Risk Management Framework. The Saia cybersecurity program is designed to ensure that our information systems are effective and are prepared for cybersecurity threats, including through regular oversight and mitigation of internal and external threats.

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

Saia has an established cybersecurity and information security awareness training program that includes mandatory annual training and regular communications for our employees regarding cybersecurity threats and methods of mitigation. The annual cybersecurity training consists of threat avoidance when working remote, proper password construction techniques, identifying and reporting suspicious activity, social engineering and insider threats. Additionally, we have implemented a regular phishing assessment that provides feedback and additional training to enhance the annual training program. Our information technology professionals also receive additional training related to their position.

There can be no guarantee that our cybersecurity processes, technologies and controls will be effective. Although our risk factors include further detail about the material cybersecurity risks we face, including the evolving risks from artificial intelligence, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be cybersecurity incidents in the future or that they will not materially affect us, including our business strategy, results of operations or financial condition.

For more information about the cybersecurity risks we face, see the risk factors, including those entitled “We rely heavily on technology to operate our business, including through the use of third-party applications, and cybersecurity threats or other disruptions to our technology infrastructure could harm our business or reputation” and "We use artificial intelligence in our business, and its use could result in reputational harm, competitive harm, cybersecurity risks and legal liability, which could have a material adverse effect on our business" in Item 1A. Risk Factors.

Governance

Management is responsible for the day-to-day assessment and management of cybersecurity risks. Saia’s Director of Information Technology Security, who reports to the Executive Vice President and Chief Information Officer, has primary oversight of our cybersecurity risk management and strategy processes. The Director of

Information Technology Security has served in information security roles since 2001 and led the information security function for a large health care system prior to joining Saia in 2021. He has a Bachelor of Science degree in Information Technology with a Concentration in Information Assurance and Security.

The Director of Information Technology Security assesses our cybersecurity readiness through internal assessment tools as well as third-party control testing, vulnerability assessments and evaluation against industry standards. We maintain compliance structures that are designed to elevate issues relating to cybersecurity to our Director of Information Technology Security and to our Executive Vice President and Chief Information Officer.

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

Item 2. Properties

Saia is headquartered in Johns Creek, Georgia and has additional general offices in Houma, Louisiana and Boise, Idaho. At December 31, 2025, Saia owned 135 service facilities, including the Houma, Louisiana general office, and leased 82 service facilities, including the Johns Creek, Georgia corporate office, the Boise, Idaho general office and the Dallas, Texas warehouse. At December 31, 2025, Saia owned 62 percent of its service facilities, accounting for 72 percent of its door capacity. This mix follows Saia’s strategy of seeking to own strategically-located facilities that are integral to its operations and lease service facilities in smaller markets to allow for more flexibility. As of December 31, 2025, Saia owned approximately 7,700 tractors and 26,500 trailers, inclusive of trailers acquired with finance leases.

Top 20 Saia Terminals by Number of Doors at December 31, 2025

Location	Own/Lease	Doors
Dallas, TX	Own	258
Harrisburg, PA	Own	245
Houston, TX	Own	234
Atlanta, GA	Own	217
Memphis, TN	Own	200
Salt Lake City, UT	Own	188
Fontana, CA	Own	162
Buford, GA	Own	153
Indianapolis, IN	Own	147
Chicago, IL	Lease	145
Garland, TX	Own	145
Edwardsville, KS	Lease	134
Phoenix, AZ	Own	121
Richmond, VA	Own	118
Nashville, TN	Own	116
Cleveland, OH	Own	115
Charlotte, NC	Own	108
Kansas City, MO	Own	102
Newburgh, NY	Lease	101
Newark, NJ	Lease	101

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

Stockholders

As of February 2, 2026, there were 632 holders of record of our common stock.

Dividends

We have not paid a cash dividend on our common stock. Any payment of dividends in the future is dependent upon our financial condition, capital requirements, earnings, cash flow and other factors.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
October 1, 2025 through
October 31, 2025	—	(2)	$—	(2)	—	$—
November 1, 2025 through
November 30, 2025	940	(3)	$259.44	(3)	—	$—
December 1, 2025 through
December 31, 2025	—	(4)	$—	(4)	—	$—
Total	940				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of October 1, 2025 through October 31, 2025.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of November 1, 2025 through November 30, 2025.
(4)

The Saia, Inc. Executive Capital Accumulation Plan sold 460 shares of Saia stock at an average price of $325.36 per share on the open market during the period of December 1, 2025 through December 31, 2025.

Performance Graph

The graph below compares the cumulative five year total stockholder return on Saia, Inc. common stock relative to the cumulative total stockholder returns of the NASDAQ Transportation Index and a customized peer group of eleven companies. Individual companies within the custom peer group are listed below.

An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in each index and in each of the companies in the peer group on December 31, 2020 and its relative performance is tracked through December 31, 2025.

Companies included in the peer group are: ArcBest Corp., Hub Group Inc., J. B. Hunt Transport Services Inc., Knight-Swift Transportation Holdings Inc., Landstar System Inc., Old Dominion Freight Line Inc., Saia, Inc., Schneider National Inc., TFI International Inc., Werner Enterprises Inc. and XPO Inc.

Cumulative Total Return

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Saia, Inc.	$100.00	$186.41	$115.97	$242.38	$252.06	$180.60
NASDAQ Transportation	$100.00	$113.28	$91.78	$123.12	$125.85	$138.77
Peer Group	$100.00	$164.60	$134.62	$187.41	$180.92	$167.65

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations generally discusses our 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. Discussions of our 2023 results and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 24, 2025.

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
•
changes in U.S. trade policy and the impact of tariffs;
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
•
unforeseen costs from new and existing data privacy laws;
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
•
government shutdown or failure to fund services;
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

Executive Overview

The Company’s business is closely correlated with non-service sectors of the general economy. Our strategy is to improve profitability by increasing revenue per shipment while growing shipment volumes. Components of this strategy include building density within our existing network and expanding our geographical footprint and terminal infrastructure to support profitable growth and strengthen our customer value proposition over time. The Company’s operations are labor intensive, capital intensive and service sensitive. We continuously seek opportunities to improve safety performance, cost efficiency and asset utilization - particularly with respect to tractors and trailers. Pricing initiatives have contributed positively to profitability. The Company continues to execute targeted sales and marketing programs along with actions designed to align our cost structure with volumes and improve customer satisfaction.

Technology continues to be an important investment as we work to improve the customer experience, advance operational efficiency and support the Company's brand and service quality.

The Company’s operating revenue increased by 0.8 percent in 2025 compared to 2024. The increase was a result of increased revenue per shipment, including fuel surcharge, due to pricing actions and truckload volume generated through our logistics business. Pricing actions, which included 5.9 and 7.9 percent general rate increases on October 1, 2025 and October 21, 2024, respectively, for customers subject to general rate increases, were largely offset by slightly lower shipment volumes.

Consolidated operating income decreased to $352.2 million for 2025 compared to $482.2 million in 2024. The decrease in 2025 operating income resulted primarily from increases in salaries, wages and benefits, including group health insurance costs, depreciation expense and claims and insurance costs. These increases were partially offset by increased revenue of $25.2 million, year over year.

The Company generated $595.0 million in net cash provided by operating activities in 2025 versus $583.7 million in 2024. The Company used $552.5 million of net cash in investing activities during 2025 compared to $1,035.9 million during 2024.

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia). This discussion should be read in conjunction with the accompanying audited consolidated financial statements which include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

Saia is a transportation company headquartered in Johns Creek, Georgia that provides less-than-truckload (LTL) services through a single integrated organization. While approximately 97% of its revenue is derived from transporting LTL shipments across the United States, the Company also offers customers a wide range of other value-added services, including brokered truckload and expedited transportation and other logistics services across North America.

Our business is closely correlated with non-service sectors of the general economy. Our business also is impacted by a number of other factors and risks as discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per shipment and revenue per hundredweight (a measure of yield), whether including or excluding fuel surcharge revenue; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the years ended December 31, 2025 and 2024

(in thousands, except ratios, workdays, revenue per hundredweight,

revenue per shipment, pounds per shipment and length of haul)

			Percent
			Variance
	2025	2024	'25 v. '24

Operating Revenue	$3,234,286	$3,209,074	0.8%
Operating Expenses:
Salaries, wages and employees’ benefits	1,579,793	1,487,847	6.2
Purchased transportation	234,595	237,306	(1.1)
Fuel and other operating expenses	819,125	791,656	3.5
Depreciation and amortization	248,573	210,105	18.3
Operating Income	352,200	482,160	(27.0)
Operating Ratio	89.1%	85.0%
Non-operating (Income) Expenses, Net	14,811	6,152	140.8
Working Capital (as of December 31, 2025 and 2024)	169,172	157,409
Net Acquisitions of Property and Equipment	544,128	1,040,863
Saia LTL Freight Operating Statistics:
Workdays	253	254
LTL Tonnage	6,161	6,037	2.1
LTL Shipments	8,929	8,988	(0.7)
LTL Revenue per hundredweight	$25.50	$25.89	(1.5)
LTL Revenue per hundredweight, excluding fuel surcharges	$21.58	$21.90	(1.5)
LTL Revenue per shipment	$351.99	$347.81	1.2
LTL Revenue per shipment, excluding fuel surcharges	$297.79	$294.23	1.2
LTL Pounds per shipment	1,380	1,343	2.8
LTL Length of haul	897	891	0.7

Year ended December 31, 2025 as compared to year ended December 31, 2024

Revenue and volume

Consolidated revenue increased 0.8 percent to $3.2 billion primarily due to increased revenue per shipment, including fuel surcharge, due to pricing actions and truckload volume generated through our logistics business. Positive pricing actions were largely offset by slightly lower shipment volumes. Saia’s LTL tonnage increased 2.1 percent while LTL shipments decreased 0.7 percent for 2025. Overall LTL revenue per shipment, excluding fuel surcharges, increased 1.2 percent in 2025 as a result of pricing actions. For 2025 and 2024, approximately 75 percent of Saia’s operating revenue was subject to specific customer price adjustment negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase which is based on market conditions. For customers subject to general rate increases, Saia implemented 5.9 and 7.9 percent general rate increases on October 1, 2025 and October 21, 2024, respectively. Competitive dynamics, customer turnover and changes in shipment mix, among other things, may limit our ability to retain customer rate increases over time.

Operating revenue includes revenue from the Company’s fuel surcharge program. This program is designed to mitigate the Company’s exposure to volatility in diesel fuel prices by adjusting total freight charges to reflect changes in the national average diesel price. Fuel surcharges, which are typically updated weekly, are widely accepted within the LTL industry and represent a significant component of revenue and pricing structure. Although fuel surcharges are an important element of customer contract negotiations, they comprise only one aspect of total pricing, as customers may negotiate adjustments between base rates and fuel surcharges depending on individual contract terms. Fuel surcharge revenue remained flat at 15.0 percent of operating revenue in 2025 compared to 15.0 percent in 2024.

Operating expenses and margin

Consolidated operating income decreased to $352.2 million in 2025 compared to $482.2 million in 2024. The decrease in 2025 operating income resulted primarily from increases in salaries, wages and benefits, including group health insurance costs, depreciation expense and claims and insurance costs. These increases were partially offset by increased revenue of $25.2 million, year over year. The 2025 operating ratio (operating expenses divided by operating revenue) was 89.1 percent as compared to 85.0 percent in 2024.

Salaries, wages and employees’ benefits expense increased $91.9 million in 2025 compared to 2024. This increase was driven by increased group health insurance costs of $37.3 million related to the inflationary costs of claims. This increase also reflects Company-wide wage increases of approximately 3% in October 2025 and 4.1% in July 2024 for all employees other than executives as well as higher average head count associated with new terminal openings, most of which occurred during the first quarter of 2025. Purchased transportation expense decreased $2.7 million in 2025 compared to 2024 primarily due to a decrease in purchased transportation miles and decreased cost per mile for purchased transportation. Fuel, operating expenses and supplies increased by $25.3 million primarily driven by increased information technology costs associated with network optimization and support. This increase also reflects higher facility and vehicle maintenance costs resulting from our expanded geographic footprint and larger base of revenue equipment. Claims and insurance expense in 2025 was $15.1 million higher than 2024 largely due to the development on open cases and increased cost per claim. The Company experiences volatility in claims and insurance expenses from time to time as a result of utilizing self-insurance as a part of its risk management program. Depreciation and amortization expense increased $38.5 million in 2025 compared to 2024 primarily due to ongoing investments in revenue equipment, our terminal network and technology. Operating (gains) losses, net decreased $16.9 million in 2025 compared to 2024 due to a gain on the sale of a terminal of $16.4 million, partially offset by a real estate impairment loss of $1.9 million.

Other

Interest expense in 2025 was $7.5 million greater than 2024 due to increased average borrowings under the credit arrangements in 2025. Interest income in 2025 was $0.9 million less than 2024 due to decreased average deposit balances during the period. The effective income tax rate was 24.4 and 23.9 percent for the years ended December 31, 2025 and 2024, respectively.

Outlook

Our business remains closely correlated with non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including strength of the economy, inflation, changes in regulatory conditions and international trade relations, including tariff volatility, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve and enhance customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas and further expanding our geographic and terminal network. On October 1, 2025, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 25 percent of Saia’s operating revenue. The success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors.”

Effective October 2025, the Company implemented a salary and wage increase of approximately 3.0 percent for all of its employees, excluding executives. The total cost of the compensation increase is expected to be approximately $34.9 million annually, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiencies and through its geographic and terminal expansion which should result in numerous operating leverage cost benefits. However, should the economy soften, the Company plans to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors. These factors include the cost and availability of personnel and purchased transportation and the cost of diesel fuel, claims and insurance and other inflationary factors.

See “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially adversely affect our financial condition, results of operation, cash flows and prospects.

Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under this ASU, income tax disclosures are expanded primarily by requiring the disaggregation of the rate reconciliation and income taxes paid disclosures. This standard is effective for annual reporting periods beginning after December 15, 2024. The Company adopted the standard on a retrospective basis for the 2025 annual reporting period with the impact limited to incremental disclosures in our consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." Under this ASU, a practical expedient is provided that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset for current accounts receivable and current contract assets. This standard is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." Under this ASU, all references to prescriptive and sequential software development stages are eliminated and capitalization of software costs is required to start when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for annual reporting periods beginning after December 15, 2027 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Financial Condition, Liquidity and Capital Resources

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Working Capital and Capital Expenditures

Working capital at December 31, 2025 was $169.2 million compared to $157.4 million at December 31, 2024. This increase is primarily due to an increase in accounts receivable of $9.2 million and a decrease in accounts payable of $7.1 million, partially offset by a decrease in income taxes receivable of $11.6 million.

A summary of our cash flows is presented below:

	Years ended
	2025	2024
	(in thousands)
Cash and cash equivalents, beginning of year	$19,473	$296,215
Net Cash flows provided by (used in):
Operating activities	594,973	583,702
Investing activities	(552,522)	(1,035,864)
Financing activities	(42,204)	175,420
Net Increase (Decrease) in Cash and Cash Equivalents	247	(276,742)
Cash and cash equivalents, end of year	$19,720	$19,473

Cash flows from operating activities were $595.0 million for 2025 versus $583.7 million for 2024 largely driven by changes in other assets and liabilities, and increased depreciation and amortization, partially offset by net gains from property disposals. For 2025, net cash used in investing activities was $552.5 million versus $1,035.9 million in 2024 primarily due to the acquisition of terminals from Yellow Corporation in January 2024 as well as decreased revenue equipment acquisitions in 2025 compared to 2024. Net cash used in financing activities was $42.2 million in 2025 versus $175.4 million provided by financing activities in 2024 as a result of higher borrowings to fund capital expenditures during 2024.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its credit arrangements. As of December 31, 2025, the Company has $500.6 million of availability under its Revolving Credit Facility and $250 million of uncommitted financing under the Company's Private Shelf Agreement, subject to certain conditions. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements, primarily accounts receivable, accounts payable as well as wage and benefit accruals. The Company was in compliance with its debt covenants at December 31, 2025.

Net capital expenditures pertain primarily to investments in tractors, trailers, other revenue equipment, information technology as well as land and structures. Projected net capital expenditures for 2026 are expected to be $350 million to $400 million compared to 2025 net capital expenditures of $544.1 million. Estimated 2026 capital expenditures include a normal replacement cycle of revenue equipment and technology investments for our operations, and additional revenue equipment and real estate investments to support our growth initiatives.

See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially affect our future performance and financial condition.

Net capital expenditures are summarized in the following table (in millions):

	Years ended
	2025	2024	2023
Land and structures:
Additions	$208.2	$504.0	$267.3
Sales	(19.5)	(0.2)	(0.1)
Revenue equipment, net	312.0	473.1	133.3
Technology and other	43.4	64.0	36.7

Total	$544.1	$1,040.9	$437.2

In addition to the amounts disclosed in the table above, the Company had an additional $10.5 million in capital expenditures for revenue equipment that was received but not paid for prior to December 31, 2025.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at December 31, 2025.

At December 31, 2025, the Company had outstanding borrowings of $63.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At December 31, 2024, the Company had $94.0 million of outstanding borrowings and outstanding letters of credit of $32.2 million under the Revolving Credit Facility.

See Note 2, "Debt and Financing Arrangements" of the accompanying audited Consolidated Financial Statements for more information on the Revolving Credit Facility.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement) with PGIM, Inc. (Prudential) and certain affiliates and managed accounts of Prudential (the Note Purchasers) which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at December 31, 2025.

At December 31, 2025 and 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

See Note 2, "Debt and Financing Arrangements" of the accompanying audited Consolidated Financial Statements for more information on the Shelf Agreement.

Finance Leases

The Company is obligated under finance leases with seven-year terms for revenue equipment totaling $1.0 million and $6.3 million as of December 31, 2025 and 2024, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense. The weighted average interest rates for the finance leases at December 31, 2025 and 2024 were 3.53% and 4.09%, respectively.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations related to any outstanding balance under the credit arrangements. Contractual obligations for operating leases at December 31, 2025 totaled $168.2 million. This includes operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $1.0 million at December 31, 2025, which include both principal and interest components. Purchase obligations at December 31, 2025 were $14.8 million. As of December 31, 2025 the Revolving Credit Facility had a $63.0 million outstanding principal balance and the Shelf Agreement had a $100.0 million outstanding principal balance. See Note 2, "Debt and Financing Arrangements" of the accompanying audited Consolidated Financial Statements for more information on the credit arrangements.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral under insurance agreements. As of December 31, 2025 the Company had total outstanding letters of credit of $36.4 million and $58.4 million in surety bonds.

In addition to any principal amounts disclosed, the Company has interest obligations of approximately $10.7 million for 2026, based on borrowings and commitments outstanding at December 31, 2025.

The Company has accrued approximately $3.0 million for uncertain tax positions and accrued interest and penalties of $0.4 million related to the uncertain tax positions as of December 31, 2025.

At December 31, 2025, the Company has $125.1 million accrued for claims, insurance and other liabilities.

Critical Accounting Policies and Estimates

The Company makes estimates and assumptions in preparing the consolidated financial statements that affect reported amounts and disclosures therein. In the opinion of management, the accounting policies that generally have the most significant impact on the financial position and results of operations of the Company include:

•
Claims and Insurance Accruals.
o
Description: The Company is self-insured for certain levels of workers’ compensation, bodily injury and property damage, casualty, cargo loss and damage and group health claims.
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
o
Sensitivity of Estimate to Change: These accruals could be significantly affected if the actual costs of these claims differ from the estimates and assumptions used to establish the accruals. A significant number of these claims typically take several years to develop and even longer to ultimately settle. These accruals have been reasonably accurate over time; however, changes to estimates and assumptions regarding severity of claims, medical cost inflation, as well as specific case facts can create short-term volatility in these accruals. A 100 basis point change in our loss development factors would result in an immaterial change in the claims and insurance accruals. There have been no material changes in the development factors for the year ended December 31, 2025.
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

o
Sensitivity of Estimate to Change: Actual useful lives and residual values could differ from these assumptions based on market conditions and other factors, thereby impacting the estimated amount or timing of depreciation expense. See Note 1, "Description of Business and Summary of Accounting Policies" of the accompanying audited Consolidated Financial Statements, for discussion of the effects of changes to judgments related to depreciation expense for the year ended December 31, 2025.

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

The following table provides information about the Company’s debt as of December 31, 2025. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							As of December 31, 2025
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt	$1.0	$—	$—	$100.0	$—	$—	$101.0	$101.8
Average interest rate	3.5%	—	—	6.1%	—	—
Variable rate debt	$—	$—	$—	$63.0	$—	$—	$63.0	$63.0
Average interest rate	—	—	—	5.1%	—	—

Item 8. Financial Statements and Supplementary Data

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Saia, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the estimated liabilities for self-insured workers’ compensation and bodily injury claims

As discussed in Note 1 to the consolidated financial statements, the Company has recorded estimated liabilities for claims related to workers’ compensation and bodily injury. These liabilities are recorded within claims and insurance accruals (current) of $46.0 million, and claims, insurance, and other (non-current) of $79.1 million, as of December 31, 2025.

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

February 24, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Saia, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Saia, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Atlanta, Georgia

February 24, 2026

Saia, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024

ASSETS
Current Assets:
Cash and cash equivalents	$19,720	$19,473
Accounts receivable, less allowances of $5,094 in 2025 and $4,224 in 2024	332,206	322,991
Prepaid expenses	35,809	35,497
Income tax receivable	32,554	44,107
Other current assets	14,267	13,701
Total current assets	434,556	435,769
Property and Equipment, at cost	4,259,438	3,790,069
Less-accumulated depreciation and amortization	1,415,087	1,233,134
Net property and equipment	2,844,351	2,556,935
Operating Lease Right-of-Use Assets	150,301	126,828
Goodwill and Identifiable Intangibles, net	15,589	16,442
Other Noncurrent Assets	37,884	30,883
Total assets	$3,482,681	$3,166,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107,424	$114,560
Wages, vacation and employees’ benefits	50,723	49,953
Claims and insurance accruals	46,020	43,126
Other current liabilities	32,342	38,036
Current portion of long-term debt	980	5,313
Current portion of operating lease liability	27,895	27,372
Total current liabilities	265,384	278,360
Other Liabilities:
Long-term debt, less current portion	163,000	194,981
Operating lease liability, less current portion	113,119	96,798
Deferred income taxes	284,370	219,062
Claims, insurance and other	79,109	66,385
Total other liabilities	639,598	577,226
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,645,402 and 26,598,512 shares issued and outstanding at December 31, 2025 and 2024, respectively	27	27
Additional paid-in-capital	307,605	295,106
Deferred compensation trust, 70,053 and 70,100 shares of common stock at cost at December 31, 2025 and 2024, respectively	(9,088)	(7,981)
Retained earnings	2,279,155	2,024,119
Total stockholders’ equity	2,577,699	2,311,271
Total liabilities and stockholders’ equity	$3,482,681	$3,166,857

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

(in thousands, except per share data)

	2025	2024	2023

Operating Revenue	$3,234,286	$3,209,074	$2,881,433
Operating Expenses:
Salaries, wages and employees’ benefits	1,579,793	1,487,847	1,301,280
Purchased transportation	234,595	237,306	238,688
Fuel, operating expenses and supplies	654,708	629,402	563,688
Operating taxes and licenses	84,087	80,128	69,542
Claims and insurance	92,788	77,649	67,984
Depreciation and amortization	248,573	210,105	178,845
Operating (gains) losses, net	(12,458)	4,477	910
Total operating expenses	2,882,086	2,726,914	2,420,937
Operating Income	352,200	482,160	460,496
Non-operating Expenses (Income):
Interest expense	16,444	8,930	2,535
Interest income	(151)	(1,049)	(6,208)
Other, net	(1,482)	(1,729)	(2,058)
Non-operating expenses (income), net	14,811	6,152	(5,731)
Income Before Income Taxes	337,389	476,008	466,227
Income Tax Expense	82,353	113,943	111,370
Net Income	$255,036	$362,065	$354,857

Weighted average common shares outstanding – basic	26,738	26,689	26,632
Weighted average common shares outstanding – diluted	26,786	26,802	26,763

Basic Earnings Per Share	$9.54	$13.57	$13.32
Diluted Earnings Per Share	$9.52	$13.51	$13.26

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2025, 2024 and 2023

(in thousands)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
Balance at December 31, 2022	26,464	$26	$277,366	$(5,248)	$1,307,197	$1,579,341
Stock compensation, including options and long-term incentives	—	—	10,219	—	—	10,219
Director deferred share activity	2	—	1,417	—	—	1,417
Exercise of stock options less shares withheld for taxes	35	—	4,875	—	—	4,875
Shares issued for long-term incentive awards, net of shares withheld for taxes	48	1	(9,216)	—	—	(9,215)
Purchase of shares by Deferred Compensation Trust	—	—	620	(620)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(189)	189	—	—
Net income	—	—	—	—	354,857	354,857

Balance at December 31, 2023	26,549	27	285,092	(5,679)	1,662,054	1,941,494
Stock compensation, including options and long-term incentives	—	—	12,822	—	—	12,822
Director deferred share activity	2	—	1,423	—	—	1,423
Exercise of stock options less shares withheld for taxes	20	—	2,574	—	—	2,574
Shares issued for long-term incentive awards, net of shares withheld for taxes	28	—	(9,107)	—	—	(9,107)
Purchase of shares by Deferred Compensation Trust	—	—	3,019	(3,019)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(717)	717	—	—
Net income	—	—	—	—	362,065	362,065

Balance at December 31, 2024	26,599	27	295,106	(7,981)	2,024,119	2,311,271
Stock compensation, including options and long-term incentives	—	—	16,204	—	—	16,204
Director deferred share activity	2	—	1,078	—	—	1,078
Exercise of stock options less shares withheld for taxes	11	—	2,776	—	—	2,776
Shares issued for long-term incentive awards, net of shares withheld for taxes	33	—	(8,666)	—	—	(8,666)
Purchase of shares by Deferred Compensation Trust	—	—	1,816	(1,816)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(709)	709	—	—
Net income	—	—	—	—	255,036	255,036

Balance at December 31, 2025	26,645	$27	$307,605	$(9,088)	$2,279,155	$2,577,699

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

(in thousands)

	2025	2024	2023

Operating Activities:
Net income	$255,036	$362,065	$354,857
Noncash items included in net income:
Depreciation and amortization	248,573	210,105	178,845
Allowance for credit losses	7,776	3,412	1,955
Deferred income taxes	65,308	63,221	10,070
(Gain) loss from property disposals, net	(12,458)	4,477	910
Stock-based compensation	17,397	14,243	11,636
Changes in operating assets and liabilities:
Accounts receivable	(16,991)	(14,661)	(23,391)
Accounts payable	6,692	(816)	10,752
Change in other assets and liabilities, net	23,640	(58,344)	32,311
Net cash provided by operating activities	594,973	583,702	577,945
Investing Activities:
Acquisition of property and equipment	(567,639)	(1,043,557)	(439,879)
Proceeds from disposal of property and equipment	23,511	2,694	2,727
Other	(8,394)	4,999	(11,544)
Net cash used in investing activities	(552,522)	(1,035,864)	(448,696)
Financing Activities:
Repayments of revolving credit facility	(1,023,000)	(1,060,100)	—
Borrowings of revolving credit facility	992,000	1,154,100	—
Borrowings on private shelf agreement	—	100,000	—
Proceeds from stock option exercises	2,776	2,574	4,875
Shares withheld for taxes	(8,666)	(9,107)	(9,216)
Repayment of finance leases	(5,314)	(10,193)	(14,520)
Other financing activity	—	(1,854)	(1,563)
Net cash (used in) provided by financing activities	(42,204)	175,420	(20,424)
Net Increase (Decrease) in Cash and Cash Equivalents	247	(276,742)	108,825
Cash and cash equivalents, beginning of year	19,473	296,215	187,390
Cash and cash equivalents, end of year	$19,720	$19,473	$296,215

See accompanying notes to consolidated financial statements.

Saia, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2025, 2024 and 2023

1. Description of Business and Summary of Accounting Policies

Description of Business

Saia, Inc., and its subsidiaries (Saia or the Company), is headquartered in Johns Creek, Georgia. Saia is a leading, less-than-truckload (LTL) motor carrier with approximately 97% of its revenue derived from transporting LTL shipments for customers. In addition to the core LTL services provided in the United States, the Company also offers customers a wide range of other value-added services, including brokered truckload and expedited transportation and other logistics services across North America.

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

Accounting Pronouncements Adopted in 2025

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” Under this ASU, income tax disclosures are expanded primarily by requiring the disaggregation of the rate reconciliation and income taxes paid disclosures. This standard became effective for annual reporting periods beginning after December 15, 2024. The Company adopted the standard on a retrospective basis for the 2025 annual reporting period with the impact limited to incremental disclosures in our consolidated financial statements.

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets." Under this ASU, a practical expedient is provided that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset for current accounts receivable and current contract assets. This standard is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software." Under this ASU, all references to prescriptive and sequential software development stages are eliminated and capitalization of software costs is required to start when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. This standard is effective for annual reporting periods beginning after December 15, 2027 and for interim periods within those fiscal years. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

Depreciation is computed using the straight-line method, except for tractors (included in revenue equipment) for which the declining-balance method is used. The following service lives are used to compute depreciation:

Years
Structures	15 to 25
Revenue equipment	6 to 20
Technology equipment and software	3 to 5
Other	3 to 10

At December 31, property and equipment consisted of the following (in thousands):

	2025	2024
Land	$360,369	$350,593
Structures	1,399,227	1,238,969
Revenue equipment	2,055,037	1,810,389
Technology equipment and software	253,997	225,504
Other	190,808	164,614

Total property and equipment, at cost	$4,259,438	$3,790,069

The Company’s investment in technology equipment and software consists primarily of systems to support customer service, maintenance and freight management. Depreciation and amortization expense (including amortization of assets under finance leases) was $247.7 million, $209.2 million and $177.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The Company periodically evaluates estimated useful lives of property and equipment considering its planned and actual usage, planned and actual maintenance and replacement, and other relevant physical and economic factors that may affect our use of the assets. During the second quarter of 2024, the Company determined that the estimated useful lives of certain of its trailers and dollies should be extended from 14 years to 20 years. This change was recognized prospectively. The changes in estimates resulted in an increase in income from continuing operations of approximately $2.9 million and $7.7 million (a $2.2 million and $5.8 million increase in net income) for the years ended December 31, 2025 and 2024, respectively.

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

The typical transit time to complete a shipment is from one to five days. Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, brokered truckload and expedited transportation services over the transit time of the shipment as it moves from origin to destination based on the transit status at the end of each reporting period.

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

Stock-Based Compensation: The Company has various stock-based compensation plans for its employees and non-employee directors. The Company stock-based compensation includes awards of stock options, restricted stock awards, and stock-based performance unit awards, all of which are accounted for under FASB ASC Topic 718,

Compensation-Stock Compensation. Stock options granted to employees are valued using a Black-Scholes-Merton model with the expense amortized over the three-year vesting period. Restricted stock is valued based on the fair market value of the Company's common stock at the date of grant and the expense is amortized over the three to five year vesting period. Stock-based performance unit awards are valued using a Monte Carlo model and the expense is amortized over the three-year performance period.

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

Other Current Liabilities: Other current liabilities are mainly comprised of other accrued taxes. Other accrued taxes were $26.0 million and $31.7 million for the years ended December 31, 2025 and 2024, respectively.

Advertising: The costs of advertising are expensed as incurred. Advertising costs charged to expense were $2.7 million, $5.0 million, and $2.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Financial Instruments: The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of December 31, 2025 and 2024, because of the relatively short maturity of these instruments. See Note 2 for fair value disclosures related to debt.

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

The measure of segment assets is reported on the balance sheet as total consolidated assets.

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	For The Years Ended December 31,
	2025	2024	2023
Revenue	$3,234,286	$3,209,074	$2,881,433
Less:
Wages (a)	927,064	907,750	767,282
Salaries (a)	204,276	190,393	168,794
Purchased Transportation	234,595	237,306	238,688
Other Segment items (b)	1,266,096	1,179,631	1,065,270
Depreciation and Amortization	248,573	210,105	178,845
Interest Expense	16,444	8,930	2,535
Interest Income	(151)	(1,049)	(6,208)
Income Tax Expense	82,353	113,943	111,370

Segment and Consolidated Net Income	$255,036	$362,065	$354,857

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

2. Debt and Financing Arrangements

At December 31, debt consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Credit Arrangements, described below	$163,000	$194,000
Finance Leases, described below	980	6,294
Total debt	163,980	200,294
Less: current portion of long-term debt	980	5,313
Long-term debt, less current portion	$163,000	$194,981

The Company's liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

The Company is party to a credit agreement with a group of banks as well as a private shelf debt agreement to fund capital investments, letters of credit and working capital needs. The payment of dividends is restricted under the Company's credit arrangements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December, 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at December 31, 2025

At December 31, 2025, the Company had outstanding borrowings of $63.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At December 31, 2024, the Company had $94.0 million of outstanding borrowings and outstanding letters of credit of $32.2 million under the Revolving Credit Facility.

The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

Private Shelf Agreement

On November 9, 2023, the Company entered into a $350 million uncommitted Private Shelf Agreement (the Shelf Agreement) with PGIM, Inc. (Prudential) and certain affiliates and managed accounts of Prudential (the Note Purchasers) which allows the Company, from time to time, to offer for sale to Prudential and its affiliates, in one or a series of transactions, senior notes of the Company, through November 9, 2026.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at December 31, 2025.

At December 31, 2025 and 2024, the Company had outstanding notes under the Shelf Agreement of $100.0 million. The estimated fair value of these notes approximates book value for each year.

Finance Leases

The Company is obligated under finance leases with seven-year terms which include obligations collateralized by revenue equipment totaling $1.0 million and $6.3 million as of December 31, 2025 and 2024, respectively. Amortization of assets held under the finance leases is included in depreciation and amortization expense.

The estimated fair value of the finance leases at December 31, 2025 and 2024 is $1.0 million and $6.3 million, respectively, which is based on current market interest rates for similar types of financial instruments, reflective of Level 2 inputs.

Other

The Company paid cash for interest of $15.8 million, $7.7 million, and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

3. Commitments, Contingencies and Uncertainties

The Company has contractual obligations and commitments in the form of finance leases, operating leases and purchase commitments.

At December 31, 2025, the Company was committed under non-cancellable operating lease agreements requiring minimum annual rentals payable as follows (in thousands):

Amount
2026	$38,005
2027	34,821
2028	28,909
2029	23,453
2030	13,980
Thereafter	28,993
Total	$168,161

Rent expense was $43.4 million, $42.5 million, and $37.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Management expects that in the normal course of business, leases will be renewed or replaced as they expire. Finance and operating leases are discussed further in Note 4, "Leases."

Purchase commitments related to capital expenditures were $14.1 million at December 31, 2025. As of December 31, 2025 and 2024, the Company had $10.5 million and $24.4 million, respectively, of capital expenditures accrued for in accounts payable.

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

As of December 31, 2025 and 2024, approximately $5.3 million and $18.2 million, respectively, of finance leased assets, net of amortization, were included in property and equipment. Accumulated amortization for these assets totaled $0.9 million and $16.2 million as of the same periods ended.

A summary of the lease costs for the years ended December 31, 2025 and 2024 follows (in thousands):

	2025	2024
Finance lease cost:
Amortization of right-of-use assets	$1,000	$3,770
Interest on lease liabilities	117	426
Operating lease cost (includes variable and sublease costs as they are immaterial)	38,910	38,755
Short-term lease cost	17,338	15,336
Total lease cost	$57,365	$58,287

Other Information
Right-of-use assets obtained in exchange for new operating lease liabilities	57,048	40,540

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

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash outflows from finance leases	$120	$444
Operating cash outflows from operating leases	39,378	37,844
Financing cash outflows from finance leases	5,314	10,193
Weighted-average remaining lease term - finance leases (years)	0.3	0.7
Weighted-average remaining lease term - operating leases (years)	5.5	5.2
Weighted-average discount rate - finance leases	3.5%	4.1%
Weighted-average discount rate - operating leases	5.3%	5.5%

As of December 31, 2025, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases
Maturity of Lease Liabilities
2026	$38,005	$992
2027	34,821	-
2028	28,909	-
2029	23,453	-
2030	13,980	-
Thereafter	28,993	-
Total lease payments	168,161	992
Less: Interest	27,147	12
Present value of lease liabilities	$141,014	$980

5. Goodwill and Other Intangible Assets

There was no change to the carrying amount of goodwill of $12.1 million for fiscal years ending December 31, 2025, 2024 and 2023.

The gross amounts and accumulated amortization of identifiable intangible assets are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships (useful life of 6-15 years)	$14,400	$11,324	$19,000	$15,171
Trademarks (useful life of 15 years)	1,500	1,092	1,500	992

Total	$15,900	$12,416	$20,500	$16,163

Amortization expense for intangible assets was $0.9 million for 2025, 2024 and 2023. Estimated amortization expense for the next five years is as follows (in thousands):

Amount
2026	$853
2027	853
2028	853
2029	853
2030	71

6. Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share is as follows (in thousands except per share amounts):

	For The Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$255,036	$362,065	$354,857
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,738	26,689	26,632
Dilutive effect of share-based awards	48	113	131
Denominator for diluted earnings per share–adjusted weighted average common shares	26,786	26,802	26,763

Basic Earnings Per Share	$9.54	$13.57	$13.32

Diluted Earnings Per Share	$9.52	$13.51	$13.26

In 2025, there were 11,818 anti-dilutive share-based awards. In 2024, there were 50 anti-dilutive share-based awards. In 2023, there were 5,790 anti-dilutive share-based awards.

7. Stockholders’ Equity

Deferred Compensation Plan

The Saia Executive Capital Accumulation Plan (Capital Accumulation Plan) is a nonqualified deferred compensation plan for Saia executives. The Capital Accumulation Plan allows for the plan participants to invest in the Company’s common stock. Elections to invest in the Company’s common stock are irrevocable, and upon distribution, the funds invested in the Company’s common stock are paid out in Company common stock rather than cash. At December 31, 2025 and 2024, the Company’s rabbi trust, which holds the investments for the Capital Accumulation Plan, held 70,053 and 70,100 shares of the Company’s common stock, respectively, all of which were purchased on the open market.

The following table summarizes the shares of the Company’s common stock that were purchased and sold by the Company’s rabbi trust (in thousands except share amounts):

	For The Years Ended December 31,
	2025	2024	2023
Shares of common stock purchased	5,500	7,310	2,110
Aggregate purchase price of shares purchased	$1,816	$3,019	$620
Shares of common stock sold	5,547	6,882	2,420
Aggregate sale price of shares sold	$1,626	$2,929	$835

Company common stock held by the rabbi trust is accounted for within stockholders' equity similar to treasury stock at historical cost with the corresponding deferred compensation obligation also presented within stockholders' equity as additional paid-in capital.

Directors’ Deferred Compensation

Under the Company’s Directors’ Deferred Fee Plan, non-employee directors may elect to defer all or a portion of their annual fees and retainers. Such deferrals are converted into units equivalent to the value of the Company’s stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock in accordance with elections made by the directors. The Company had 104,399 and 101,951 shares reserved for issuance under the Directors’ Deferred Fee Plan at December 31, 2025 and 2024, respectively. The shares reserved for issuance under the Directors’ Deferred Fee Plan are treated as common stock in computing basic earnings per share.

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

At December 31, 2025 and 2024, 391,089 shares remain reserved and unissued under the provisions of the 2011 Omnibus Plan, a portion of which are allocated to outstanding stock options described below. At December 31, 2025 and 2024, 574,194 and 633,409 shares, respectively, remain reserved and unissued under the provisions of the 2018 Omnibus Plan, a portion of which are allocated to outstanding performance unit awards, outstanding stock options and restricted stock described below. The Company has historically issued new shares to satisfy stock option exercises or other awards issued under the 2018 Omnibus Plan and 2011 Omnibus Plan.

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

Stock option and restricted stock compensation expense of $10.2 million, $7.5 million and $5.7 million, was recorded for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in salaries, wages and employees’ benefits. As of December 31, 2025, there is unrecognized compensation expense of $8.6 million related to unvested stock options and restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes stock option activity for the year ended December 31, 2025 for employees:

	Options	Weighted Average Exercise price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	16,542	$219.14	3.4	$3,914
Exercised	(11,655)	238.16
Outstanding at December 31, 2025	4,887	$173.79	1.9	$746

Exercisable at December 31, 2025	4,887	$173.79	1.9	$746

The total intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $2.5 million, $8.3 million, and $7.0 million, respectively. There were no options granted during the years ended December 31, 2025, 2024 and 2023.

The following table summarizes restricted stock activity during the year ended December 31, 2025:

	Shares	Weighted Average Grant-date Fair Value
Restricted Stock at December 31, 2024	50,174	$343.36
Granted	28,219	379.16
Vested	(27,494)	310.96
Forfeited	(516)	348.38

Restricted Stock at December 31, 2025	50,383	$381.04

The total fair value of restricted stock that vested during the years ended December 31, 2025, 2024, and 2023 were $8.5 million, $9.7 million and $1.7 million, respectively.

Performance Unit Awards

The Company grants performance unit awards to executives as part of the Company’s long term incentive plan. The criteria for payout of the awards is based on a comparison over the three-year performance period of these awards of the total stockholder return (TSR) of the Company’s common stock compared to the TSR of the companies in a peer group established by the Compensation and Human Capital Committee. These stock-based awards are accounted for in accordance with ASC Topic 718 with the expense amortized over the three-year performance period based on the fair value of the awards at the grant date measured using the Monte Carlo method. Operating results include expense for the performance unit awards of $6.0 million in 2025, $5.3 million in 2024 and $4.5 million in 2023. Shares earned under the performance unit awards are issued in the first quarter of the year following the end of the performance period. There was an issuance of 24,716 shares for the January 2023 - December 2025 performance period in February 2026, 23,434 shares for the January 2022 - December 2024 performance period in February 2025, and 25,716 shares for the January 2021 - December 2023 performance period in February 2024. At December 31, 2025, performance unit awards are outstanding for a maximum of 15,674 shares for the January 2024 – December 2026 performance period and for a maximum of 21,252 shares for the January 2025 – December 2027 performance period. As of December 31, 2025, there is unrecognized compensation expense of $7.6 million related to unvested performance unit awards, which is expected to be recognized over a weighted average period of 1.7 years.

The following table summarizes performance unit awards during the year ended December 31, 2025:

	Shares	Weighted Average Grant-date Fair Value
Performance Unit Awards at December 31, 2024	34,762	$483.14
Granted	10,626	678.08
Added by performance factor	12,161	312.31
Vested	(24,322)	312.31
Forfeited	(1,279)	679.81
Performance Unit Awards at December 31, 2025	31,948	$605.13

The total fair value of performance unit awards shares that vested during the years ended December 31, 2025, 2024, and 2023 were $11.8 million, $13.7 million and $4.2 million, respectively.

Director Awards

The 2018 Omnibus Plan provides for an annual grant to each non-employee director of shares of Saia stock with a value not to exceed $500,000 with the number of shares to be determined each year by the Compensation and Human Capital Committee. For 2025, 2024 and 2023 each non-employee director was granted 318, 301 and 379 shares, respectively, of Saia stock under the 2018 Omnibus Plan. These shares vest in one year from grant, subject to accelerated vesting upon leaving the Board (other than for cause) or a change in control.

Under the Director’s Deferred Fee Plan, non-employee directors may defer all or a portion of annual fees and awards earned. The deferrals are converted into units equivalent to the value of Company common stock. Upon the director’s termination, death or disability, accumulated deferrals are distributed in the form of Company common stock in accordance with elections made by the directors. Non-employee directors were issued 2,448; 1,841; and 2,729 units equivalent to shares in the Company's common stock under the Directors' Deferred Fee Plan during the years ended December 31, 2025, 2024 and 2023, respectively.

9. Employee Benefits

Defined Contribution Plans

The Company sponsors defined contribution plans, principally consisting of contributory 401(k) savings plans and noncontributory profit sharing plans. The Company’s contributions to the 401(k) savings plans consist of a matching percentage of employee contributions up to certain maximum limits. The Company match has historically been 50 percent of the first six percent of an eligible employee’s contributions. The Company’s total contributions to the 401(k) savings plans included in salaries, wages and employees' benefits for the years ended December 31, 2025, 2024 and 2023, were $20.7 million, $19.0 million, and $15.2 million, respectively.

Cash Incentive Awards

The Company provides cash incentive awards to certain salaried employees which are based primarily on actual operating results achieved for the year, compared to targeted operating results. Operating results include cash incentive awards of $15.8 million, $12.4 million, and $38.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in these amounts are also incentives that are based on other targets specifically associated with the respective employees' positions.

Employee Stock Purchase Plan

The Company has adopted the Employee Stock Purchase Plan of Saia, Inc. (the ESPP) allowing eligible employees to purchase common stock of the Company at current market prices through payroll deductions of up to

10 percent of annual wages. The ESPP allows highly compensated employees as defined by Section 401(a)(17) of the Internal Revenue Code to make payroll deductions of up to 20 percent of annual wages to purchase common stock of the Company. The custodian uses the funds to purchase the Company’s common stock at current market prices. The custodian purchased 1,513, 1,066 and 1,420 shares in the open market during the years ended December 31, 2025, 2024 and 2023, respectively.

10. Income Taxes

The income tax provision consists of the following (in thousands):

	2025	2024	2023
Current:
U.S. federal	$12,214	$37,563	$82,802
State	4,831	13,159	18,498

Total current income tax provision	17,045	50,722	101,300

Deferred:
U.S. federal	63,004	61,583	10,345
State	2,304	1,638	(275)

Total deferred income tax provision	65,308	63,221	10,070

Total income tax provision	$82,353	$113,943	$111,370

A reconciliation between income taxes at the federal statutory rate (21 percent) and the actual income tax provision is as follows (in thousands):

	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
Provision at federal statutory rate	$70,852	21.0%	$99,962	21.0%	$97,908	21.0%
State income taxes, net of federal benefit*	11,167	3.3%	16,606	3.5%	15,580	3.3%
Tax credits	(198)	-0.1%	(1,095)	-0.2%	(1,181)	-0.3%
Excess tax benefit on stock compensation	(121)	0.0%	(923)	-0.2%	(1,004)	-0.2%
Other, net	653	0.2%	(606)	-0.1%	67	0.0%

Total provision	$82,353	24.4%	$113,943	23.9%	$111,370	23.9%

* State taxes in California, Illinois, Pennsylvania, Georgia, Tennessee, Arizona, North Carolina, Kansas and Indiana made up the majority (greater than 50 percent) of the tax effect in this category for 2025, 2024, and 2023.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax (liabilities) assets are comprised of the following at December 31 (in thousands):

	2025	2024
Depreciation	$(325,806)	$(258,528)
Leases	(37,158)	(31,473)
Other	(7,267)	(6,855)

Gross deferred tax liabilities	(370,231)	(296,856)
Allowance for credit losses	1,259	1,047
Equity-based compensation	5,912	5,531
Employee benefits	7,717	7,958
Leases	34,863	30,815
Claims and insurance	26,332	22,564
Other	9,830	10,032
Gross deferred tax assets	85,913	77,947
Valuation Allowance	(52)	(153)

Net deferred tax assets	85,861	77,794

Net deferred tax liability	(284,370)	$(219,062)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. For the U.S. federal jurisdiction, tax years 2022-2025 remain open to examination. The expiration of the statute of limitations related to the various state income tax returns that the Company files varies by state. In general, tax years 2016-2025 remain open to examination by the various state and local jurisdictions.

A reconciliation of the beginning and ending total amounts of gross unrecognized tax benefits is as follows (in thousands):

	2025	2024
Gross unrecognized tax benefits at beginning of year	$3,206	$4,692
Gross (decreases) increases in tax positions for prior years	(7)	(1)
Gross increases in tax positions for current year	344	764
Settlements	—	(731)
Lapse of statute of limitations	(593)	(1,518)

Gross unrecognized tax benefits at end of year	$2,950	$3,206

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense. The total amount of unrecognized tax benefits, which is recorded within claims, insurance and other liabilities on the consolidated balance sheets, that would affect the Company’s effective tax rate if recognized is $3.0 million and $3.2 million as of December 31, 2025 and 2024, respectively.

The Company paid cash for income taxes of $6.1 million, $101.2 million, and $72.8 million in 2025, 2024 and 2023, respectively. The following table presents cash paid for income taxes, by jurisdictions (in thousands):

	2025	2024	2023
U.S. federal	$-	$81,400	$57,500
State and local	6,100	19,800	15,300

Total income tax cash paid	$6,100	$101,200	$72,800

11. Valuation and Qualifying Accounts

The following is a rollforward of the allowance for credit losses for receivables (in thousands):

		Additions
	Balance, beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions(1)	Balance, end of period
For the period ended December 31, 2025	4,224	7,776	$—	$(6,906)	$5,094
For the period ended December 31, 2024	4,427	3,412	—	(3,615)	4,224
For the period ended December 31, 2023	5,804	1,955	—	(3,332)	4,427

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

During the fourth quarter of 2025 covered by this Form 10-K, there were no changes in internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting. Attached as Exhibits 31.1 and 31.2 to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications and it should be read in conjunction with the certifications.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s assessment included a review of the documentation of controls, evaluation of the design effectiveness of controls and testing of the effectiveness of controls. Based on this assessment, management has concluded that as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025, which report appears on page 49 of this Form 10-K.

Frederick J. Holzgrefe	President and Chief Executive Officer
Matthew J. Batteh	Executive Vice President and Chief Financial Officer

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item 10 will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2026, and is incorporated herein by reference. Certain information regarding executive officers of Saia is included above in Part I of this Form 10-K under the caption “Information about our Executive Officers”. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Delinquent Section 16(a) Reports” in the Company's definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2026, and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information regarding executive compensation will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2026, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information as of December 31, 2025

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,887	$173.79	569,307	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	4,887	$173.79	569,307

(1)
See Note 8 to the audited consolidated financial statements for a description of the equity compensation plans for securities remaining available for future issuance.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2026, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information regarding certain relationships, related party transactions and director independence will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2026, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information regarding accounting fees and services will be presented in the Company’s definitive proxy statement for its annual meeting of stockholders, which will be held on April 29, 2026, and is incorporated herein by reference.

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

3.1	Second Amended and Restated Certificate of Incorporation of Saia, Inc., (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 1, 2024).

3.2	Amended and Restated By-laws of Saia, Inc., as amended (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

4.1	Description of Securities of the Registrant.

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

10.12(1)	Saia, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Annex A of Saia’s Definitive Proxy Statement (File No. 0-49983) filed on March 20, 2018).*

10.12(2)	First Amendment to the Saia, Inc. 2018 Omnibus Incentive Plan dated February 6, 2026.*

10.13(1)

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2019, 2020, 2021, 2022 and 2023 (incorporated herein by reference to Exhibit 10.23 of Saia's Form 10-K (File No. 0-49983) filed on February 25, 2019).*

Exhibit Number	Description of Exhibit
10.13(2)

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2024 (incorporated herein by reference to Exhibit 10.13(2) of Saia’s Form 10-K (File No. 0-49983) filed on February 23, 2024.*

10.13(3)

Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2025 (incorporated by reference to Exhibit 10.13(3) of Saia, Inc’s Form 10-K (File No. 0-49983) filed on February 24, 2025).*

10.13(4)	Form of Performance Unit Award Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Performance Units Awarded in 2026.*†

10.14(1)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2019, 2020, and 2021 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2019).*

10.14(2)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2022 (incorporated herein by reference to Exhibit 10.16.2 of Saia’s Form 10-K (File No.0-49983) filed on February 23, 2022).*

10.14(3)

Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2023 (incorporated by reference to Exhibit 10.1 of Saia’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2023).*

10.14(4)

Form of Amended and Restated Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2023 (incorporated by reference to Exhibit 10.2 of Saia’s Form 10-Q (File No. 0-49983) for the quarter ended June 30, 2023).*

10.14(5)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2024 (incorporated by reference to Exhibit 10.14(5) of Saia’s Form 10-K (File No. 0-49983) filed on February 23, 2024).*

10.14(6)

Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2024 (incorporated by reference to Exhibit 10.14(6) of Saia’s Form 10-K (File No. 0-49983) filed on February 23, 2024).*

10.14(7)

Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2025 (incorporated by reference to Exhibit 10.14(7) of Saia, Inc’s Form 10-K (File No. 0-49983) filed on February 24, 2025).*

10.14(8)

Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2025 (incorporated by reference to Exhibit 10.14(8) of Saia, Inc’s Form 10-K (File No. 0-49983) filed on February 24, 2025).*

10.14(9)	Form of Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded in 2026.*†

10.14(10)	Restricted Stock Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Restricted Stock Awarded to Frederick J. Holzgrefe, III in 2026.*

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
10.15(4)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2020 (incorporated herein by reference to Exhibit 10.24 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(5)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Richard D. O’Dell in 2020 (incorporated herein by reference to Exhibit 10.25 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(6)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2020 (incorporated herein by reference to Exhibit 10.26 of Saia’s Form 10-K (File No. 0-49983) filed on February 25, 2020).*

10.15(7)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded in 2021 (incorporated by reference to Exhibit 10.17.7 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 24, 2021).*

10.15(8)

Form of Employee Nonqualified Stock Option Agreement under the Saia, Inc. 2018 Omnibus Incentive Plan for Options Awarded to Frederick J. Holzgrefe, III in 2021 (incorporated by reference to Exhibit 10.17.8 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 24, 2021).*

19.1	Saia, Inc. Amended and Restated Insider Trading Policy (incorporated by reference to Exhibit 19.1 of Saia, Inc’s Form 10-K (File No. 0-49983) filed on February 24, 2025).

21.1	Subsidiaries of Registrant.

23.1	Consent of KPMG LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-15(e).

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-15(e).

32.1	Certification of Principal Executive Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Saia, Inc. Clawback Policy (incorporated by reference to Exhibit 97 of Saia, Inc.’s Form 10-K (File No. 0-49983) filed on February 23, 2024).
101

The following financial information from Saia, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, and (v) the Notes to the Consolidated Financial Statements. XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

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

SAIA, INC.

Date: February 24, 2026	By:	/s/ Matthew J. Batteh
Matthew J. Batteh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Frederick J. Holzgrefe	President and Chief Executive Officer, Saia, Inc. (Principal Executive Officer)	February 24, 2026
Frederick J. Holzgrefe

/s/ Matthew J. Batteh	Executive Vice President and Chief Financial Officer, Saia, Inc. (Principal Financial Officer)	February 24, 2026
Matthew J. Batteh

/s/ Kelly W. Benton	Vice President and Chief Accounting Officer, Saia,	February 24, 2026
Kelly W. Benton	Inc. (Principal Accounting Officer)

/s/ Richard D. O’Dell	Chairman, Saia, Inc.	February 24, 2026
Richard D. O’Dell

/s/ Di-Ann Eisnor	Director	February 24, 2026
Di-Ann Eisnor

/s/ Donna E. Epps	Director	February 24, 2026
Donna E. Epps

/s/ John P. Gainor, Jr.	Director	February 24, 2026
John P. Gainor, Jr.

/s/ Kevin A. Henry	Director	February 24, 2026
Kevin A. Henry

/s/ Donald R. James	Director	February 24, 2026
Donald R. James

/s/ Randolph W. Melville	Director	February 24, 2026
Randolph W. Melville

/s/ Jeffrey C. Ward	Director	February 24, 2026
Jeffrey C. Ward

/s/ Susan F. Ward	Director	February 24, 2026
Susan F. Ward