Form 10-Q
period 2026-03-31
SAIA INC
filed 2026-04-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

There were 26,671,214 shares of Common Stock outstanding at April 28, 2026.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2026	December 31, 2025
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$39,177	$19,720
Accounts receivable, net	376,967	332,206
Prepaid expenses	62,043	35,809
Income tax receivable	6,267	32,554
Other current assets	14,938	14,267
Total current assets	499,392	434,556
Property and Equipment, at cost	4,303,820	4,259,438
Less: accumulated depreciation and amortization	1,450,959	1,415,087
Net property and equipment	2,852,861	2,844,351
Operating Lease Right-of-Use Assets	157,924	150,301
Goodwill and Identifiable Intangibles, net	15,376	15,589
Other Noncurrent Assets	38,084	37,884
Total assets	$3,563,637	$3,482,681
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$147,132	$107,424
Wages, vacation and employees’ benefits	70,402	50,723
Claims and insurance accruals	46,497	46,020
Other current liabilities	34,452	32,342
Current portion of long-term debt	759	980
Current portion of operating lease liability	29,253	27,895
Total current liabilities	328,495	265,384
Other Liabilities:
Long-term debt, less current portion	112,000	163,000
Operating lease liability, less current portion	119,847	113,119
Deferred income taxes	293,701	284,370
Claims, insurance and other	83,357	79,109
Total other liabilities	608,905	639,598
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,670,034 and 26,645,402 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	27	27
Additional paid-in-capital	306,287	307,605
Deferred compensation trust, 69,292 and 70,053 shares of common stock at cost at March 31, 2026 and December 31, 2025, respectively	(9,101)	(9,088)
Retained earnings	2,329,024	2,279,155
Total stockholders’ equity	2,626,237	2,577,699
Total liabilities and stockholders’ equity	$3,563,637	$3,482,681

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters ended March 31, 2026 and 2025

(unaudited)

	First Quarter
	2026	2025
	(in thousands, except per share data)
Operating Revenue	$806,226	$787,575
Operating Expenses:
Salaries, wages and employees' benefits	393,296	389,256
Purchased transportation	64,328	59,849
Fuel, operating expenses and supplies	173,489	166,671
Operating taxes and licenses	22,232	20,437
Claims and insurance	22,902	21,545
Depreciation and amortization	62,190	59,043
Other operating losses, net	983	606
Total operating expenses	739,420	717,407
Operating Income	66,806	70,168
Nonoperating (Income) Expenses:
Interest expense	2,574	4,285
Interest income	(63)	(39)
Other, net	(740)	357
Nonoperating expenses, net	1,771	4,603
Income Before Income Taxes	65,035	65,565
Income Tax Provision	15,166	15,755
Net Income	$49,869	$49,810

Weighted average common shares outstanding – basic	26,764	26,720
Weighted average common shares outstanding – diluted	26,807	26,788

Basic Earnings Per Share	$1.86	$1.86
Diluted Earnings Per Share	$1.86	$1.86

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters ended March 31, 2026 and 2025

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2025	26,645	$27	$307,605	$(9,088)	$2,279,155	$2,577,699
Stock compensation, including options and long-term incentives	—	—	3,901	—	—	3,901
Exercise of stock options, less shares withheld for taxes	2	—	229	—	—	229
Shares issued for long-term incentive awards, net of shares withheld for taxes	23	—	(5,461)	—	—	(5,461)
Purchase of shares by Deferred Compensation Trust	—	—	191	(191)	—	—
Sale of shares by Deferred Compensation Trust			(178)	178		—
Net income	—	—	—	—	49,869	49,869
Balance at March 31, 2026	26,670	$27	$306,287	$(9,101)	$2,329,024	$2,626,237

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271
Stock compensation, including options and long-term incentives	—	—	4,527	—	—	4,527
Exercise of stock options, less shares withheld for taxes	10	—	2,463	—	—	2,463
Shares issued for long-term incentive awards, net of shares withheld for taxes	25	—	(7,644)	—	—	(7,644)
Purchase of shares by Deferred Compensation Trust	—	—	1,007	(1,007)	—	—
Net income	—	—	—	—	49,810	49,810
Balance at March 31, 2025	26,634	$27	$295,459	$(8,988)	$2,073,929	$2,360,427

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(unaudited)

	First Quarter
	2026	2025
	(in thousands)
Operating Activities:
Net income	$49,869	$49,810
Noncash items included in net income:
Depreciation and amortization	62,190	59,043
Deferred income taxes	9,331	5,245
Other, net	7,343	6,499
Changes in operating assets and liabilities:
Accounts receivable	(46,950)	(29,125)
Accounts payable	28,327	16,371
Change in other assets and liabilities, net	29,524	1,230
Net cash provided by operating activities	139,634	109,073
Investing Activities:
Acquisition of property and equipment	(66,116)	(202,889)
Proceeds from disposal of property and equipment	2,392	826
Net cash used in investing activities	(63,724)	(202,063)
Financing Activities:
Repayments of revolving credit facility	(265,000)	(347,000)
Borrowings of revolving credit facility	214,000	444,000
Proceeds from stock option exercises	229	2,463
Shares withheld for taxes	(5,461)	(7,644)
Repayment of finance leases	(221)	(1,767)
Net cash (used in) provided by financing activities	(56,453)	90,052
Net Increase (Decrease) in Cash and Cash Equivalents	19,457	(2,938)
Cash and Cash Equivalents, beginning of period	19,720	19,473
Cash and Cash Equivalents, end of period	$39,177	$16,535

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the quarter ended March 31, 2026 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2026.

Business

The Company provides national less-than-truckload (LTL) services through a single integrated organization. While approximately 97 percent of its revenue has been derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including brokered truckload, expedited transportation and other logistics services across North America. The Company’s customer base is diversified across numerous industries.

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

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	First Quarter
	2026	2025
Revenue	$806,226	$787,575
Less:
Wages (a)	227,812	233,528
Salaries (a)	52,322	51,676
Purchased Transportation	64,328	59,849
Other Segment items (b)	332,028	313,668
Depreciation and Amortization	62,190	59,043
Interest Expense	2,574	4,285
Interest Income	(63)	(39)
Income Tax Expense	15,166	15,755

Segment and Consolidated Net Income	$49,869	$49,810

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	First Quarter
	2026	2025
Numerator:
Net income	$49,869	$49,810
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,764	26,720
Dilutive effect of stock-based awards	43	68
Denominator for diluted earnings per share–adjusted weighted average common shares	26,807	26,788

Basic Earnings Per Share	$1.86	$1.86

Diluted Earnings Per Share	$1.86	$1.86

For the quarters ended March 31, 2026 and 2025 there were 367 and 11,834 anti-dilutive share-based awards, respectively.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of March 31, 2026 and December 31, 2025, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at March 31, 2026 and December 31, 2025 was $113.3 million and $164.8 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company. The carrying value of the debt was $112.8 million and $164.0 million at March 31, 2026 and December 31, 2025, respectively.

(5) Debt and Financing Arrangements

At March 31, 2026 and December 31, 2025, debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Credit Arrangements, described below	$112,000	$163,000
Finance Leases	759	980
Total debt	112,759	163,980
Less: current portion of long-term debt	759	980
Long-term debt, less current portion	$112,000	$163,000

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December, 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at March 31, 2026.

At March 31, 2026, the Company had outstanding borrowings of $12.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At December 31, 2025, the Company had $63.0 million of outstanding borrowings and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At March 31, 2026, the Company had $551.6 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at March 31, 2026.

At March 31, 2026 and December 31, 2025, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2026	$763
2027	—
2028	—
2029	112,000
2030	—
Thereafter	—
Total	112,763
Less: Amounts Representing Interest on Finance Leases	4
Total	$112,759

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and our 2025 audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Those consolidated financial statements include additional information about our significant accounting policies, practices and the transactions that underlie our financial results.

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

These factors and risks are described in Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as updated by Part II, Item 1A. of this Quarterly Report on Form 10-Q.

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

Executive Overview

The Company’s business is closely correlated with non-service sectors of the general economy. Our strategy is to improve profitability by increasing revenue per shipment while growing shipment volumes. Components of this strategy include building density within our existing network and expanding our geographical footprint and terminal infrastructure to support profitable growth and strengthen our customer value proposition over time. The Company’s operations are labor intensive, capital intensive and service sensitive. We continuously seek opportunities to improve safety performance, cost efficiency and asset utilization (particularly with respect to tractors and trailers). Pricing initiatives have contributed positively to profitability. The Company continues to execute targeted sales and marketing programs along with actions designed to align our cost structure with volumes and improve customer satisfaction. Technology continues to be an important investment as we work to improve the customer experience, advance operational efficiency and support the Company’s brand and service quality.

First Quarter Overview

The Company’s operating revenue increased by 2.4 percent in the first quarter of 2026 compared to the same period in 2025. This increase resulted primarily from an increase in fuel surcharge revenue due to higher diesel fuel prices. Additionally, in the first quarter of 2026, LTL shipments per workday were up 1.0 percent. LTL revenue per shipment increased 0.7 percent to $357.93 compared to the prior year first quarter.

Consolidated operating income was $66.8 million for the first quarter of 2026 compared to $70.2 million for the first quarter of 2025. Diluted earnings per share for the first quarter of both 2026 and 2025 were $1.86. The operating ratio (operating expenses divided by operating revenue) was 91.7 percent in the first quarter of 2026 compared to 91.1 percent in the first quarter of 2025. The Company generated $139.6 million in net cash provided by operating activities in the first three months of 2026 compared with $109.1 million in the same period last year.

General

This Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources, as well as the critical accounting policies of Saia, Inc. and its wholly-owned subsidiaries (together, the Company or Saia).

Saia is a transportation company headquartered in Johns Creek, Georgia that provides national less-than-truckload (LTL) services through a single integrated organization. While approximately 97 percent of its revenue is derived from transporting LTL shipments, the Company also offers customers a wide range of other value-added services, including brokered truckload, expedited transportation and other logistics services across North America.

Our business is closely correlated with non-service sectors of the general economy. Our business also is impacted by a number of other factors and risks as discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A., “Risk Factors.” The key factors that affect our operating results are the volumes of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per shipment and revenue per hundredweight (a measure of yield), whether including or excluding fuel surcharge revenue; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended March 31, 2026 and 2025

(unaudited)

			Percent
			Variance
	2026	2025	'26 v. '25
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$806,226	$787,575	2.4%
Operating Expenses:
Salaries, wages and employees’ benefits	393,296	389,256	1.0
Purchased transportation	64,328	59,849	7.5
Fuel and other operating expenses	219,606	209,259	4.9
Depreciation and amortization	62,190	59,043	5.3
Operating Income	66,806	70,168	(4.8)
Operating Ratio	91.7%	91.1%
Nonoperating Expense	1,771	4,603	(61.5)

Working Capital (as of March 31, 2026 and 2025)	170,897	141,906
Cash Flows provided by Operating Activities	139,634	109,073
Net Acquisitions of Property and Equipment	63,724	202,063

Saia LTL Freight Operating Statistics:
Workdays	63	63
LTL Tonnage	1,513	1,545	(2.1)
LTL Shipments	2,192	2,170	1.0
LTL Revenue per hundredweight	$25.93	$24.97	3.8
LTL Revenue per hundredweight, excluding fuel surcharge	$21.52	$21.12	1.9
LTL Revenue per shipment	$357.93	$355.48	0.7
LTL Revenue per shipment, excluding fuel surcharge	$297.11	$300.76	(1.2)
LTL Pounds per shipment	1,380	1,424	(3.1)
LTL Average length of haul[1]	890	905	(1.7)

1 In miles.

Quarter ended March 31, 2026 compared to quarter ended March 31, 2025

Revenue and volume

Consolidated operating revenue for the quarter ended March 31, 2026 increased by 2.4 percent compared to the first quarter of 2025 to $806.2 million primarily as a result of an increase in fuel surcharge revenue due to higher diesel fuel prices. For the first quarter of 2026, Saia’s LTL shipments increased 1.0 percent to 2.2 million shipments, while LTL tonnage was down 2.1 percent to 1.5 million tons. LTL revenue per shipment, excluding fuel surcharge, decreased 1.2 percent to $297.11 for the first quarter of 2026 as a result of lower weight per shipment and length of haul partially offset by changes in business mix and pricing actions. For the first quarter of 2026, approximately 75 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented a 5.9 percent general rate increase on October 1, 2025. Competitive dynamics, customer turnover and changes in shipment mix and volumes, among other things, may limit our ability to retain customer rate increases over time.

Operating revenue includes revenue from the Company’s fuel surcharge program. This program is designed to mitigate the Company’s exposure to volatility in diesel fuel prices by adjusting total freight charges to reflect changes in the national average diesel price. Fuel surcharges, which are typically updated weekly, are widely accepted within the LTL industry and represent a significant component of revenue and pricing structure. Although fuel surcharges are an important element of customer contract negotiations, they comprise only one aspect of total pricing, as customers may negotiate adjustments between base rates and fuel surcharges depending on individual contract terms. Fuel surcharge revenue as a percentage of operating revenue increased to 16.5 percent for the quarter ended March 31, 2026 compared to 15.1 percent for the quarter ended March 31, 2025, as a result of increases in the average cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $66.8 million in the first quarter of 2026 compared to $70.2 million in the prior year quarter. The decrease is a result of increased self-insurance costs, increased purchased transportation expense, increased fuel expense and increased depreciation expenses. The first quarter of 2026 operating ratio (operating expenses divided by operating revenue) was 91.7 percent compared to an operating ratio of 91.1 percent for the same period in 2025.

Salaries, wages and employees’ benefits increased $4.0 million in the first quarter of 2026 compared to the first quarter of 2025. This change was primarily driven by higher group health insurance costs, which increased by approximately $7.9 million related to elevated claims activity and average cost of claims. Additionally, this increase was driven by workers’ compensation costs, which increased $1.4 million as a result of the inflationary costs of claims. These increases were partially offset by a decrease in wages as we continue to match hours to volume, resulting in a decrease in overall headcount. Purchased transportation increased $4.5 million in the first quarter of 2026 compared to the first quarter of 2025 primarily due to an increase in purchased transportation miles in addition to an increase in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased by $6.8 million in the first quarter of 2026 compared to the first quarter of 2025 largely due to increased fuel costs. Claims and insurance expense in the first quarter of 2026 was $1.4 million higher than the first quarter of 2025 primarily due to increased insurance premiums. Depreciation and amortization expense increased $3.1 million in the first quarter of 2026 compared to the same period in 2025 due to ongoing investments in revenue equipment, our terminal network and technology.

Other

Interest expense for the quarter ended March 31, 2026 was lower than the same period in 2025 due to lower average balances under our credit arrangements during the first quarter of 2026.

The effective tax rate was 23.3 percent and 24.0 percent for the quarters ended March 31, 2026 and 2025, respectively.

Net income was $49.9 million, or $1.86 per diluted share, in the first quarter of 2026 compared to net income of $49.8 million, or $1.86 per diluted share, in the first quarter of 2025.

Outlook

Our business remains closely correlated with non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including strength of the economy, inflation, changes in regulatory conditions and international trade relations, including tariff volatility, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. On October 1, 2025, Saia implemented a 5.9 percent general rate increase for customers comprising approximately 25 percent of Saia’s operating revenue. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas and further expanding our geographic and terminal network. The success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A., “Risk Factors.”

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiencies and through its geographic and terminal expansion which should result in numerous operating leverage cost benefits. However, should the economy continue to soften, the Company plans to continue to match resources and capacity to shifting volume levels to lessen unfavorable operating leverage. The success of cost improvement initiatives is impacted by a number of factors. These factors include the cost and availability of personnel and purchased transportation and the cost of diesel fuel, claims and insurance and other inflationary factors.

Effective October 1, 2025, the Company implemented a market competitive salary and wage increase for all employees, excluding executives. The increase was approximately 3.0 percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

See “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A., “Risk Factors,” for a more complete discussion of potential risks and uncertainties that could materially adversely affect our financial condition, results of operation, cash flows and prospects.

Financial Condition, Liquidity and Capital Resources

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Working capital/capital expenditures

Working capital at March 31, 2026 was $170.9 million, an increase from $141.9 million at March 31, 2025.

Current assets at March 31, 2026 increased by $29.8 million as compared to March 31, 2025, driven by an increase in accounts receivable of $25.9 million and an increase in cash and cash equivalents of $22.6 million partially offset by a decrease in income tax receivable of $27.7 million. Current liabilities increased by $0.8 million at March 31, 2026 compared to March 31, 2025 largely due to an increase in wages, vacation and employees‘ benefits partially offset by a decrease in accounts payable.

A summary of our cash activity is presented below:

	First Quarter
	2026	2025
	(in thousands)
Cash and Cash Equivalents, beginning of period	$19,720	$19,473
Net Cash flows provided by (used in):
Operating activities	139,634	109,073
Investing activities	(63,724)	(202,063)
Financing activities	(56,453)	90,052
Net Increase (Decrease) in Cash and Cash Equivalents	19,457	(2,938)
Cash and Cash Equivalents, end of period	$39,177	$16,535

Cash flows provided by operating activities were $139.6 million for the three months ended March 31, 2026 versus $109.1 million for the three months ended March 31, 2025 largely driven by working capital management and increased other operating assets and liabilities, net, partially offset by increased accounts receivable. For the three months ended March 31, 2026, net cash used in investing activities was $63.7 million compared to $202.1 million in the same period last year, a $138.4 million decrease. This decrease resulted primarily from a decrease in revenue equipment acquisitions during the first quarter of 2026. For the three months ended March 31, 2026, net cash used in financing activities was $56.5 million compared to net cash provided by financing activities of $90.1 million during the same period last year, as a result of repayments on the credit arrangements during the current period.

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

The table below sets forth our net capital expenditures for property and equipment for the three-month period ended March 31, 2026 and the year ended December 31, 2025 (in millions):

	First Quarter	Year
	2026	2025
	(in millions)
Land and structures, net	$13.1	$188.7
Revenue equipment, net	47.2	312.0
Technology and other, net	3.4	43.4
Total	$63.7	$544.1

The Company currently anticipates that net capital expenditures in 2026 will be approximately $350 million to $400 million, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment, and real estate investments to support our growth initiatives. Net capital expenditures were $63.7 million in the first three months of 2026. Approximately $141.3 million of the 2026 remaining capital budget was committed as of March 31, 2026.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December, 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at March 31, 2026.

At March 31, 2026 the Company had outstanding borrowings of $12.0 million and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. As of December 31, 2025, the Company had $63.0 million of outstanding borrowings and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At March 31, 2026, the Company had $551.6 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at March 31, 2026.

At March 31, 2026 and December 31, 2025, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at March 31, 2026 totaled $177.0 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. Contractual obligations in the form of finance leases were $0.8 million at March 31, 2026, which includes both principal and interest amounts. For the remainder of 2026, $6.4 million of interest payments are anticipated based on borrowings and commitments outstanding at March 31, 2026. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q. Purchase obligations at March 31, 2026 were $142.2 million, including commitments of $141.3 million for capital expenditures. As of March 31, 2026, the Revolving Credit Facility had $12.0 million outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of March 31, 2026 the Company had total outstanding letters of credit of $36.4 million and $67.2 million in surety bonds.

The Company has accrued approximately $3.1 million for uncertain tax positions and $0.5 million for interest and penalties related to the uncertain tax positions as of March 31, 2026. At March 31, 2026, the Company has accrued $111.1 million for claims and insurance liabilities.

Critical Accounting Policies and Estimates

There have been no significant changes to the application of the critical accounting policies and estimates contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The reader should refer to our 2025 Annual Report on Form 10-K for a full disclosure of all critical accounting policies and estimates of amounts recorded in certain assets, liabilities, revenue and expenses.

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

The following table provides information about the Company’s third-party financial instruments as of March 31, 2026. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs.

The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company.

							2026
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt	$0.8	$—	$—	$100.0	$—	$—	$100.8	$101.3
Average interest rate	3.5%	—	—	6.1%	—	—	6.1%
Variable rate debt	$—	$—	$—	$12.0	$—	$—	$12.0	$12.0
Average interest rate	—	—	—	7.0%	—	—	7.0%

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

Item 1A. Risk Factors — In addition to the other information included in this report and in our other reports and statements that we file with the SEC, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. The risks discussed in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

There have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)		(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
January 1, 2026 through
January 31, 2026	—	(2)	$—	(2)	—	$—
February 1, 2026 through
February 28, 2026	—	(3)	$—	(3)	—	—
March 1, 2026 through
March 31, 2026	600	(4)	$317.43	(4)	—	—
Total	600				—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 370 shares of Saia stock at an average price of $359.99 during the period of January 1, 2026 through January 31, 2026.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of February 1, 2026 through February 28, 2026.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 991 shares of Saia stock at an average price of $327.71 during the period of March 1, 2026 through March 31, 2026.

Item 5. Other Information — During the three months ended March 31, 2026, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025 (unaudited), (iii) Consolidated Statements of Stockholders’ Equity for the quarters ended March 31, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: April 30, 2026	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer