Form 10-Q
period 2026-06-30
SAIA INC
filed 2026-07-30
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

There were 26,674,650 shares of Common Stock outstanding at July 28, 2026.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2026	December 31, 2025
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$84,014	$19,720
Accounts receivable, net	423,841	332,206
Prepaid expenses	51,668	35,809
Income tax receivable	12,607	32,554
Other current assets	15,516	14,267
Total current assets	587,646	434,556
Property and Equipment, at cost	4,385,988	4,259,438
Less: accumulated depreciation and amortization	1,481,142	1,415,087
Net property and equipment	2,904,846	2,844,351
Operating Lease Right-of-Use Assets	177,513	150,301
Goodwill and Identifiable Intangibles, net	15,162	15,589
Other Noncurrent Assets	39,793	37,884
Total assets	$3,724,960	$3,482,681
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$164,842	$107,424
Wages, vacation and employees’ benefits	92,162	50,723
Claims and insurance accruals	44,820	46,020
Other current liabilities	38,643	32,342
Current portion of long-term debt	124	980
Current portion of operating lease liability	30,312	27,895
Total current liabilities	370,903	265,384
Other Liabilities:
Long-term debt, less current portion	100,000	163,000
Operating lease liability, less current portion	138,755	113,119
Deferred income taxes	299,531	284,370
Claims, insurance and other	89,043	79,109
Total other liabilities	627,329	639,598
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,674,650 and 26,645,402 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	27	27
Additional paid-in-capital	313,245	307,605
Deferred compensation trust, 69,543 and 70,053 shares of common stock at cost at June 30, 2026 and December 31, 2025, respectively	(9,828)	(9,088)
Retained earnings	2,423,284	2,279,155
Total stockholders’ equity	2,726,728	2,577,699
Total liabilities and stockholders’ equity	$3,724,960	$3,482,681

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and six months ended June 30, 2026 and 2025

(unaudited)

	Second Quarter		Six Months
	2026	2025	2026	2025
	(in thousands, except per share data)
Operating Revenue	$956,494	$817,115	$1,762,720	$1,604,690
Operating Expenses:
Salaries, wages and employees' benefits	434,385	390,975	827,681	780,231
Purchased transportation	84,980	57,699	149,308	117,548
Fuel, operating expenses and supplies	198,743	161,634	372,232	328,305
Operating taxes and licenses	22,438	22,014	44,670	42,451
Claims and insurance	24,409	22,826	47,311	44,371
Depreciation and amortization	64,181	62,546	126,371	121,589
Other operating losses, net	2,146	22	3,129	628
Total operating expenses	831,282	717,716	1,570,702	1,435,123
Operating Income	125,212	99,399	192,018	169,567
Nonoperating (Income) Expenses:
Interest expense	2,048	4,742	4,622	9,027
Interest income	(317)	(34)	(380)	(73)
Other, net	(1,994)	(873)	(2,734)	(516)
Nonoperating (income) expenses, net	(263)	3,835	1,508	8,438
Income Before Income Taxes	125,475	95,564	190,510	161,129
Income Tax Provision	31,215	24,173	46,381	39,928
Net Income	$94,260	$71,391	$144,129	$121,201

Weighted average common shares outstanding – basic	26,779	26,739	26,771	26,730
Weighted average common shares outstanding – diluted	26,833	26,785	26,822	26,782

Basic Earnings Per Share	$3.52	$2.67	$5.38	$4.53
Diluted Earnings Per Share	$3.51	$2.67	$5.37	$4.53

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and six months ended June 30, 2026 and 2025

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2025	26,645	$27	$307,605	$(9,088)	$2,279,155	$2,577,699
Stock compensation, including options and long-term incentives	—	—	3,901	—	—	3,901
Exercise of stock options, less shares withheld for taxes	2	—	229	—	—	229
Shares issued for long-term incentive awards, net of shares withheld for taxes	23	—	(5,461)	—	—	(5,461)
Purchase of shares by Deferred Compensation Trust	—	—	191	(191)	—	—
Sale of shares by Deferred Compensation Trust			(178)	178		—
Net income	—	—	—	—	49,869	49,869
Balance at March 31, 2026	26,670	$27	$306,287	$(9,101)	$2,329,024	$2,626,237

Stock compensation, including options and long-term incentives	—	—	4,318	—	—	4,318
Director deferred share activity	2	—	1,740	—	—	1,740
Exercise of stock options, less shares withheld for taxes	2	—	198	—	—	198
Shares issued for long-term incentive awards, net of shares withheld for taxes	1	—	(25)	—	—	(25)
Purchase of shares by Deferred Compensation Trust	—	—	1,078	(1,078)	—	—
Sale of shares by Deferred Compensation Trust			(351)	351		—
Net income	—	—	—	—	94,260	94,260
Balance at June 30, 2026	26,675	$27	$313,245	$(9,828)	$2,423,284	$2,726,728

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271
Stock compensation, including options and long-term incentives	—	—	4,527	—	—	4,527
Exercise of stock options, less shares withheld for taxes	10	—	2,463	—	—	2,463
Shares issued for long-term incentive awards, net of shares withheld for taxes	25	—	(7,644)	—	—	(7,644)
Purchase of shares by Deferred Compensation Trust	—	—	1,007	(1,007)	—	—
Net income	—	—	—	—	49,810	49,810
Balance at March 31, 2025	26,634	$27	$295,459	$(8,988)	$2,073,929	$2,360,427

Stock compensation, including options and long-term incentives	—	—	3,727	—	—	3,727
Director deferred share activity	2	—	1,077	—	—	1,077
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	(100)	—	—	(100)
Purchase of shares by Deferred Compensation Trust	—	—	566	(566)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(136)	136	—	—
Net income	—	—	—	—	71,391	71,391
Balance at June 30, 2025	26,636	$27	$300,593	$(9,418)	$2,145,320	$2,436,522

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

(unaudited)

	Six Months
	2026	2025
	(in thousands)
Operating Activities:
Net income	$144,129	$121,201
Noncash items included in net income:
Depreciation and amortization	126,371	121,589
Deferred income taxes	15,161	17,474
Other, net	16,490	13,216
Changes in operating assets and liabilities:
Accounts receivable	(96,273)	(27,886)
Accounts payable	19,919	10,996
Change in other assets and liabilities, net	65,434	23,225
Net cash provided by operating activities	291,231	279,815
Investing Activities:
Acquisition of property and equipment	(161,063)	(377,540)
Proceeds from disposal of property and equipment	3,041	1,967
Other	—	(8,394)
Net cash used in investing activities	(158,022)	(383,967)
Financing Activities:
Repayments of revolving credit facility	(312,000)	(633,000)
Borrowings of revolving credit facility	249,000	746,000
Proceeds from stock option exercises	427	2,463
Shares withheld for taxes	(5,486)	(7,744)
Repayment of finance leases	(856)	(4,203)
Net cash (used in) provided by financing activities	(68,915)	103,516
Net Increase (Decrease) in Cash and Cash Equivalents	64,294	(636)
Cash and Cash Equivalents, beginning of period	19,720	19,473
Cash and Cash Equivalents, end of period	$84,014	$18,837

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the quarter and six months ended June 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2026.

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

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	Second Quarter		Six Months
	2026	2025	2026	2025
Revenue	$956,494	$817,115	$1,762,720	$1,604,690
Less:
Wages (a)	246,100	231,441	473,912	464,969
Salaries (a)	52,598	50,150	104,920	101,826
Purchased Transportation	84,980	57,699	149,308	117,548
Other Segment items (b)	381,429	315,007	713,457	628,675
Depreciation and Amortization	64,181	62,546	126,371	121,589
Interest Expense	2,048	4,742	4,622	9,027
Interest Income	(317)	(34)	(380)	(73)
Income Tax Expense	31,215	24,173	46,381	39,928

Segment and Consolidated Net Income	$94,260	$71,391	$144,129	$121,201

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Second Quarter		Six Months
	2026	2025	2026	2025
Numerator:
Net income	$94,260	$71,391	$144,129	$121,201
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,779	26,739	26,771	26,730
Dilutive effect of stock-based awards	54	46	51	52
Denominator for diluted earnings per share–adjusted weighted average common shares	26,833	26,785	26,822	26,782

Basic Earnings Per Share	$3.52	$2.67	$5.38	$4.53

Diluted Earnings Per Share	$3.51	$2.67	$5.37	$4.53

For the quarter and six months ended June 30, 2026 there were no anti-dilutive stock-based awards. For the quarter and six months ended June 30, 2025 there were 13,937 and 11,917 anti-dilutive stock-based awards, respectively.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term debt approximated fair value as of June 30, 2026 and December 31, 2025, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at June 30, 2026 and December 31, 2025 was $100.5 million and $164.8 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying amount of the Company’s variable rate debt approximates fair value as interest rates approximate the current rates available to the Company. The carrying value of the debt was $100.1 million and $164.0 million at June 30, 2026 and December 31, 2025, respectively.

(5) Debt and Financing Arrangements

At June 30, 2026 and December 31, 2025, debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Credit Arrangements, described below	$100,000	$163,000
Finance Leases	124	980
Total debt	100,124	163,980
Less: current portion of long-term debt	124	980
Long-term debt, less current portion	$100,000	$163,000

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at June 30, 2026.

At June 30, 2026, the Company had no outstanding borrowings and outstanding letters of credit of $36.0 million under the Revolving Credit Facility. At December 31, 2025, the Company had $63.0 million of outstanding borrowings and outstanding letters of credit of

$36.4 million under the Revolving Credit Facility. At June 30, 2026, the Company had $564.0 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at June 30, 2026.

At June 30, 2026 and December 31, 2025, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Principal Maturities of Long-Term Debt

The principal maturities of long-term debt, including interest on finance leases, for the next five years (in thousands) are as follows:

Amount
2026	$124
2027	—
2028	—
2029	100,000
2030	—
Thereafter	—
Total	100,124
Less: Amounts Representing Interest on Finance Leases	—
Total	$100,124

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

Executive Overview

The Company’s business is closely correlated with non-service sectors of the general economy. Our strategy is to improve profitability by increasing revenue per shipment while growing shipment volumes. Components of this strategy include building density within our existing network and expanding our geographical footprint and terminal infrastructure to support profitable growth and strengthen our customer value proposition over time. The Company’s operations are labor intensive, capital intensive and service sensitive. We continuously seek opportunities to improve safety performance, cost efficiency and asset utilization (particularly with respect to tractors and trailers). Pricing initiatives over time have contributed positively to profitability. The Company continues to execute targeted sales and marketing programs along with actions designed to align our cost structure with volumes and improve customer satisfaction. Technology continues to be an important investment as we work to improve the customer experience, advance operational efficiency and support the Company’s brand and service quality.

Second Quarter Overview

The Company’s operating revenue increased by 17.1 percent in the second quarter of 2026 compared to the same period in 2025. This increase was due to higher fuel surcharge revenue as a result of higher diesel fuel prices, a 4.4 percent increase in LTL shipments per workday as well as a 1.5 percent increase in LTL revenue per shipment, excluding fuel surcharges. LTL revenue per shipment increased 12.0 percent to $393.56 compared to the prior year second quarter.

Consolidated operating income was $125.2 million for the second quarter of 2026 compared to $99.4 million for the second quarter of 2025. Diluted earnings per share were $3.51 for the second quarter of 2026 compared to diluted earnings per share of $2.67 in the prior year quarter. The operating ratio (operating expenses divided by operating revenue) was 86.9 percent in the second quarter of 2026 compared to 87.8 percent in the second quarter of 2025. The Company generated $291.2 million in net cash provided by operating activities in the first six months of 2026 compared with $279.8 million in the same period last year.

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

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended June 30, 2026 and 2025

(unaudited)

			Percent
			Variance
	2026	2025	'26 v. '25
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$956,494	$817,115	17.1%
Operating Expenses:
Salaries, wages and employees’ benefits	434,385	390,975	11.1
Purchased transportation	84,980	57,699	47.3
Fuel and other operating expenses	247,736	206,496	20.0
Depreciation and amortization	64,181	62,546	2.6
Operating Income	125,212	99,399	26.0
Operating Ratio	86.9%	87.8%
Nonoperating (Income) Expense	(263)	3,835	(106.9)

Working Capital (as of June 30, 2026 and 2025)	216,743	148,341
Cash Flows provided by Operating Activities (year to date)	291,231	279,815
Net Acquisitions of Property and Equipment (year to date)	158,022	375,573

Saia LTL Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,709	1,576	8.4
LTL Shipments	2,361	2,261	4.4
LTL Revenue per hundredweight	$27.18	$25.20	7.9
LTL Revenue per hundredweight, excluding fuel surcharge	$20.94	$21.42	(2.2)
LTL Revenue per shipment	$393.56	$351.36	12.0
LTL Revenue per shipment, excluding fuel surcharge	$303.12	$298.71	1.5
LTL Pounds per shipment	1,448	1,394	3.9
LTL Average length of haul[1]	888	893	(0.6)

1 In miles.

Quarter and six months ended June 30, 2026 compared to quarter and six months ended June 30, 2025

Revenue and volume

Consolidated operating revenue for the quarter ended June 30, 2026 increased by 17.1 percent compared to the second quarter of 2025 to $956.5 million primarily as a result of an increase in fuel surcharge revenue, higher volumes and pricing actions. For the second quarter of 2026, Saia’s LTL shipments increased 4.4 percent to 2.4 million shipments, while LTL tonnage was up 8.4 percent to 1.7 million tons. LTL revenue per shipment, excluding fuel surcharge, increased 1.5 percent to $303.12 for the second quarter of 2026 as a result of pricing actions and changes in business mix. For the second quarter of 2026, approximately 75 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented a 5.9 percent general rate increase on October 1, 2025. Competitive dynamics, customer turnover and changes in shipment mix and volumes, among other things, may limit our ability to retain customer rate increases over time.

Operating revenue includes revenue from the Company’s fuel surcharge program. This program is designed to mitigate the Company’s exposure to volatility in diesel fuel prices by adjusting total freight charges to reflect changes in the national average diesel price. Fuel surcharges, which are typically updated weekly, are widely accepted within the LTL industry and represent a significant component of revenue and pricing structure. Although fuel surcharges are an important element of customer contract negotiations, they comprise only one aspect of total pricing, as customers may negotiate adjustments between base rates and fuel surcharges depending on individual contract terms. Fuel surcharge revenue as a percentage of operating revenue increased to 22.3 percent for the quarter ended June 30, 2026 compared to 14.6 percent for the quarter ended June 30, 2025, as a result of increases in the average cost of diesel fuel.

For the six months ended June 30, 2026, operating revenues were $1.8 billion, up 9.8 percent from operating revenues for the six months ended June 30, 2025 as a result of an increase in fuel surcharge revenue, higher volumes and pricing actions. Fuel surcharge revenue as a percentage of operating revenue increased to 19.7 percent for the six months ended June 30, 2026 compared to 14.8 percent for the six months ended June 30, 2025, primarily as a result of increases in the average cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $125.2 million in the second quarter of 2026 compared to $99.4 million in the prior year quarter. The increase is a result of increased revenue, partially offset by higher overall compensation levels, increased fuel costs and increased purchased transportation expense. The second quarter of 2026 operating ratio (operating expenses divided by operating revenue) was 86.9 percent compared to an operating ratio of 87.8 percent for the same period in 2025.

Salaries, wages and employees’ benefits increased $43.4 million in the second quarter of 2026 compared to the second quarter of 2025. This change was primarily driven by increased employee hours in response to increased volumes, increased compensation levels due to company performance and a Company-wide wage increase of approximately 3% in October 2025. Additionally, this increase was driven by group health insurance costs, which increased $7.0 million related to elevated claims activity and average cost of claims. Purchased transportation increased $27.3 million in the second quarter of 2026 compared to the second quarter of 2025 primarily due to an increase in purchased transportation usage as we continue to manage headcount to provide operating flexibility, in addition to an increase in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased by $37.1 million in the second quarter of 2026 compared to the second quarter of 2025 largely due to increased fuel costs. Claims and insurance expense in the second quarter of 2026 was $1.6 million higher than the second quarter of 2025 primarily due to the development of open cases and increased claim activity. Depreciation and amortization expense increased $1.6 million in the second quarter of 2026 compared to the same period in 2025 due to ongoing investments in revenue equipment, our terminal network and technology.

For the six months ended June 30, 2026, consolidated operating income was $192.0 million, up 13.2 percent compared to $169.6 million for the six months ended June 30, 2025. This increase in consolidated operating income during the first six months of 2026 was the result of increased revenue, partially offset by higher overall compensation costs, increased fuel costs and increased purchased transportation expense.

Salaries, wages and benefits increased $47.5 million during the first six months of 2026 compared to the same period last year. This change was primarily driven by higher group health insurance costs, which increased by approximately $14.9 million related to elevated claims activity and average cost of claims. Additionally, this increase was driven by higher overall compensation levels as a result of volume growth and a Company-wide wage increase of approximately 3% in October 2025. Purchased transportation increased $31.8 million for the first six months of 2026 compared to the same period in the prior year primarily due to an increase in purchased transportation usage, as we continue to manage headcount to provide operating flexibility, in addition to an increase in cost per mile for purchased transportation. Fuel, operating expenses and supplies increased $43.9 million during the first six months of 2026 compared to the same period last year largely due to increased fuel costs. During the first six months of 2026, claims and insurance expense was $2.9 million higher than the same period last year primarily due to increased insurance premiums and claim activity. Depreciation and amortization expense increased $4.8 million during the first six months of 2026 compared to the same period in 2025 due to ongoing investments in revenue equipment, our terminal network and technology.

Other

Interest expense for the quarter and six months ended June 30, 2026 was lower than the same period in 2025 due to lower average borrowings under our credit arrangements in the current year.

The effective tax rate was 24.9 percent and 25.3 percent for the quarters ended June 30, 2026 and 2025, respectively.

Net income was $94.3 million, or $3.51 per diluted share, in the second quarter of 2026 compared to net income of $71.4 million, or $2.67 per diluted share, in the second quarter of 2025. Net income was $144.1 million, or $5.37 per diluted share, for the first six months of 2026 compared to net income of $121.2 million, or $4.53 per diluted share, for the first six months of 2025.

Outlook

Our business remains closely correlated with non-service sectors of the general economy and competitive pricing pressures, as well as the success of Company-specific improvement initiatives. Our outlook is dependent on a number of external factors, including the strength of the economy, inflation, changes in regulatory conditions and international trade relations, including tariff volatility, labor availability, diesel fuel prices and supply chain constraints. The potential impact of these factors on our operations, financial performance and financial condition, as well as the impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. We are continuing initiatives to improve customer service in an effort to support our ongoing pricing and business mix optimization, while seeking to control costs and improve productivity. On July 6, 2026 and October 1, 2025, Saia implemented 7.1 and 5.9 percent general rate increases, respectively, for customers comprising approximately 25 percent of Saia’s operating revenue. Planned revenue initiatives include building density in our current geography, targeted marketing initiatives to grow revenue in more profitable areas and further expanding our geographic and terminal network. The success of these revenue initiatives is impacted by what proves to be the underlying economic trends, competitor initiatives and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A., “Risk Factors.”

The strategic objective of the Company is to build market share through excellent customer service, continued operating efficiency gains and geographic and terminal expansion, which should result in numerous operating leverage cost benefits. The Company plans to continue to match resources and capacity to shifting volume levels. The success of cost improvement initiatives is impacted by a number of factors. These factors include the cost and availability of personnel and purchased transportation and the cost of diesel fuel, claims and insurance and other inflationary factors.

Effective July 1, 2026, the Company implemented a market competitive salary and wage increase for all employees, excluding executives. The increase was approximately three percent, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

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

Working capital/capital expenditures

Working capital at June 30, 2026 was $216.7 million, an increase from $148.3 million at June 30, 2025.

Current assets at June 30, 2026 increased by $136.5 million as compared to June 30, 2025, driven by an increase in accounts receivable of $76.6 million and an increase in cash and cash equivalents of $65.2 million, partially offset by a decrease in income tax receivable of $12.2 million. Current liabilities increased by $68.1 million at June 30, 2026 compared to June 30, 2025 largely due to an increase in accounts payable of $35.8 million and an increase in wages, vacation and employees‘ benefits of $30.3 million.

A summary of our cash activity is presented below:

	Six Months
	2026	2025
	(in thousands)
Cash and Cash Equivalents, beginning of period	$19,720	$19,473
Net cash flows provided by (used in):
Operating activities	291,231	279,815
Investing activities	(158,022)	(383,967)
Financing activities	(68,915)	103,516
Net Increase (Decrease) in Cash and Cash Equivalents	64,294	(636)
Cash and Cash Equivalents, end of period	$84,014	$18,837

Cash flows provided by operating activities were $291.2 million for the six months ended June 30, 2026 versus $279.8 million for the six months ended June 30, 2025 largely driven by changes in other operating assets and liabilities, net, and higher net income, partially offset by increased accounts receivable. For the six months ended June 30, 2026, net cash used in investing activities was $158.0 million compared to $384.0 million in the same period last year, a $226.0 million decrease. This decrease resulted primarily from a decrease in revenue equipment acquisitions during 2026. For the six months ended June 30, 2026, net cash used in financing activities was $68.9 million compared to net cash provided by financing activities of $103.5 million during the same period last year, as a result of repayments on the credit arrangements during the current period.

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

The table below sets forth our net capital expenditures for property and equipment for the six-month period ended June 30, 2026 and the year ended December 31, 2025 (in millions):

	Six Months	Year
	2026	2025
	(in millions)
Land and structures, net	$38.3	$188.7
Revenue equipment, net	111.6	312.0
Technology and other, net	8.1	43.4
Total	$158.0	$544.1

The Company currently anticipates that net capital expenditures in 2026 will be approximately $350 million to $400 million, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment, and real estate investments to support our growth initiatives. Net capital expenditures were $158.0 million in the first six months of 2026. Approximately $74.3 million of the 2026 remaining capital budget was committed as of June 30, 2026.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at June 30, 2026.

As of June 30, 2026 the Company had no outstanding borrowings and outstanding letters of credit of $36.0 million under the Revolving Credit Facility. As of December 31, 2025, the Company had $63.0 million of outstanding borrowings and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At June 30, 2026, the Company had $564.0 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at June 30, 2026.

At June 30, 2026 and December 31, 2025, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at June 30, 2026 totaled $207.4 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. For the remainder of 2026, $3.8 million of interest payments are anticipated based on borrowings and commitments outstanding at June 30, 2026. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q. Total purchase obligations, including those that extend beyond the current year, at June 30, 2026 were $91.7 million, including commitments of $90.8 million for capital expenditures. As of June 30, 2026, the Revolving Credit Facility had no outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of June 30, 2026 the Company had total outstanding letters of credit of $36.0 million and $64.5 million in surety bonds.

The Company has accrued approximately $3.2 million for uncertain tax positions and $0.6 million for interest and penalties related to the uncertain tax positions as of June 30, 2026. At June 30, 2026, the Company has accrued $113.2 million for claims and insurance liabilities.

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

The following table provides information about the Company’s third-party financial instruments as of June 30, 2026. The table presents annual principal cash flows (in millions) and related weighted average interest rates by contractual maturity dates. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs.

							2026
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Fixed rate debt	$0.1	$—	$—	$100.0	$—	$—	$100.1	$100.5
Average interest rate	3.1%	—	—	6.1%	—	—	6.1%

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

Other than the following risk factor, which replaces the risk factor titled “We face litigation risks that could have a material adverse effect on the operation of our business,” there have been no material changes to the risk factors identified in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10‑K for the year ended December 31, 2025.

We face litigation risks that could have a material adverse effect on our business.

We face litigation risks regarding a variety of issues, including accidents involving our trucks and employees, workers’ compensation claims, federal and state labor and employment law claims, securities claims, privacy claims, contract claims, environmental liability, and other matters. There has also been an increase in the number of, and potential legal exposure associated with, state law claims asserted against freight brokers from accidents involving motor carriers the freight broker has engaged to haul a shipment, often on the grounds the broker was negligent in selecting the carrier. We could be held liable for personal injury, property damage, and other liabilities arising not only in connection with the trucks we operate, but also from trucks that are operated by contracted and brokered third-party transportation providers. Legal claims could result in the diversion of our management’s time and be disruptive to normal business operations. Costs we incur to defend or settle claims or satisfy a judgment could result in significant expense that may not be covered by insurance or could exceed the amount of that coverage or increase our insurance costs, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

In recent years, several insurance companies have completely stopped offering coverage to trucking companies for automobile liability claims, have significantly reduced the amount of coverage they offer or have significantly raised premiums as a result of increases in the severity of automobile liability claims and sharply higher costs of settlements and verdicts. This trend could adversely affect our ability to obtain suitable insurance coverage, could significantly increase our cost of obtaining such coverage or could subject us to significant liabilities for which no insurance is in place, any of which could have a material adverse effect on our financial condition, results of operations, liquidity and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
April 1, 2026 through
April 30, 2026 (2)	2,418	$373.68	—	$—
May 1, 2026 through
May 31, 2026 (3)	—	$—	—	—
June 1, 2026 through
June 30, 2026 (4)	400	$435.81	—	—
Total	2,818		—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan sold 2,187 shares of Saia stock at an average price of $413.97 during the period of April 1, 2026 through April 30, 2026.
(3)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of May 1, 2026 through May 31, 2026.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 380 shares of Saia stock at an average price of $486.67 during the period of June 1, 2026 through June 30, 2026.

Item 5. Other Information — During the three months ended June 30, 2026, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 1, 2024).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the quarters and six months ended June 30, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: July 30, 2026	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer