Form 10-Q
period 2026-09-30
SAIA INC
filed 2026-10-29
CIK 1177702

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

There were 26,680,367 shares of Common Stock outstanding at October 27, 2026.

SAIA, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Saia, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2026	December 31, 2025
Assets	(in thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$202,521	$19,720
Accounts receivable, net	437,747	332,206
Prepaid expenses	39,153	35,809
Income tax receivable	13,470	32,554
Other current assets	15,829	14,267
Total current assets	708,720	434,556
Property and Equipment, at cost	4,412,038	4,259,438
Less: accumulated depreciation and amortization	1,512,468	1,415,087
Net property and equipment	2,899,570	2,844,351
Operating Lease Right-of-Use Assets	171,150	150,301
Goodwill and Identifiable Intangibles, net	14,949	15,589
Other Noncurrent Assets	56,254	37,884
Total assets	$3,850,643	$3,482,681
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$163,132	$107,424
Wages, vacation and employees’ benefits	93,440	50,723
Claims and insurance accruals	47,544	46,020
Other current liabilities	51,878	32,342
Current portion of long-term debt	-	980
Current portion of operating lease liability	30,706	27,895
Total current liabilities	386,700	265,384
Other Liabilities:
Long-term debt, less current portion	100,000	163,000
Operating lease liability, less current portion	132,659	113,119
Deferred income taxes	307,103	284,370
Claims, insurance and other	102,270	79,109
Total other liabilities	642,032	639,598
Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 50,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 26,680,367 and 26,645,402 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	27	27
Additional paid-in-capital	316,870	307,605
Deferred compensation trust, 66,642 and 70,053 shares of common stock at cost at September 30, 2026 and December 31, 2025, respectively	(9,715)	(9,088)
Retained earnings	2,514,729	2,279,155
Total stockholders’ equity	2,821,911	2,577,699
Total liabilities and stockholders’ equity	$3,850,643	$3,482,681

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the quarters and nine months ended September 30, 2026 and 2025

(unaudited)

	Third Quarter		Nine Months
	2026	2025	2026	2025
	(in thousands, except per share data)
Operating Revenue	$982,454	$839,644	$2,745,174	$2,444,334
Operating Expenses:
Salaries, wages and employees' benefits	447,708	401,058	1,275,389	1,181,289
Purchased transportation	90,410	59,329	239,718	176,877
Fuel, operating expenses and supplies	212,703	165,727	584,935	494,032
Operating taxes and licenses	22,417	20,867	67,087	63,318
Claims and insurance	21,256	23,614	68,567	67,985
Depreciation and amortization	64,134	64,037	190,505	185,626
Other operating losses (gains), net	1,535	(13,598)	4,664	(12,970)
Total operating expenses	860,163	721,034	2,430,865	2,156,157
Operating Income	122,291	118,610	314,309	288,177
Nonoperating (Income) Expenses:
Interest expense	2,034	4,483	6,656	13,510
Interest income	(1,159)	(44)	(1,539)	(117)
Other, net	36	(654)	(2,698)	(1,170)
Nonoperating expenses, net	911	3,785	2,419	12,223
Income Before Income Taxes	121,380	114,825	311,890	275,954
Income Tax Provision	29,935	28,509	76,316	68,437
Net Income	$91,445	$86,316	$235,574	$207,517

Weighted average common shares outstanding – basic	26,785	26,745	26,776	26,735
Weighted average common shares outstanding – diluted	26,815	26,790	26,807	26,784

Basic Earnings Per Share	$3.41	$3.23	$8.80	$7.76
Diluted Earnings Per Share	$3.41	$3.22	$8.79	$7.75

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the quarters and nine months ended September 30, 2026 and 2025

(unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2025	26,645	$27	$307,605	$(9,088)	$2,279,155	$2,577,699
Stock compensation, including options and long-term incentives	—	—	3,901	—	—	3,901
Exercise of stock options, less shares withheld for taxes	2	—	229	—	—	229
Shares issued for long-term incentive awards, net of shares withheld for taxes	23	—	(5,461)	—	—	(5,461)
Purchase of shares by Deferred Compensation Trust	—	—	191	(191)	—	—
Sale of shares by Deferred Compensation Trust			(178)	178		—
Net income	—	—	—	—	49,869	49,869
Balance at March 31, 2026	26,670	$27	$306,287	$(9,101)	$2,329,024	$2,626,237

Stock compensation, including options and long-term incentives	—	—	4,318	—	—	4,318
Director deferred share activity	2	—	1,740	—	—	1,740
Exercise of stock options, less shares withheld for taxes	2	—	198	—	—	198
Shares issued for long-term incentive awards, net of shares withheld for taxes	1	—	(25)	—	—	(25)
Purchase of shares by Deferred Compensation Trust	—	—	1,078	(1,078)	—	—
Sale of shares by Deferred Compensation Trust			(351)	351		—
Net income	—	—	—	—	94,260	94,260
Balance at June 30, 2026	26,675	$27	$313,245	$(9,828)	$2,423,284	$2,726,728

Stock compensation, including options and long-term incentives	—	—	4,707	—	—	4,707
Shares issued for long-term incentive awards, net of shares withheld for taxes	5	—	(969)	—	—	(969)
Purchase of shares by Deferred Compensation Trust	—	—	524	(524)	—	—
Sale of shares by Deferred Compensation Trust			(637)	637		—
Net income	—	—	—	—	91,445	91,445
Balance at September 30, 2026	26,680	$27	$316,870	$(9,715)	$2,514,729	$2,821,911

	Common Shares	Common Stock	Additional Paid-in Capital	Deferred Compensation Trust	Retained Earnings	Total
	(in thousands)
Balance at December 31, 2024	26,599	$27	$295,106	$(7,981)	$2,024,119	$2,311,271
Stock compensation, including options and long-term incentives	—	—	4,527	—	—	4,527
Exercise of stock options, less shares withheld for taxes	10	—	2,463	—	—	2,463
Shares issued for long-term incentive awards, net of shares withheld for taxes	25	—	(7,644)	—	—	(7,644)
Purchase of shares by Deferred Compensation Trust	—	—	1,007	(1,007)	—	—
Net income	—	—	—	—	49,810	49,810
Balance at March 31, 2025	26,634	$27	$295,459	$(8,988)	$2,073,929	$2,360,427

Stock compensation, including options and long-term incentives	—	—	3,727	—	—	3,727
Director deferred share activity	2	—	1,077	—	—	1,077
Shares issued for long-term incentive awards, net of shares withheld for taxes	—	—	(100)	—	—	(100)
Purchase of shares by Deferred Compensation Trust	—	—	566	(566)	—	—
Sale of shares by Deferred Compensation Trust	—	—	(136)	136	—	—
Net income	—	—	—	—	71,391	71,391
Balance at June 30, 2025	26,636	$27	$300,593	$(9,418)	$2,145,320	$2,436,522
Stock compensation, including options and long-term incentives	—	—	3,978	—	—	3,978
Shares issued for long-term incentive awards, net of shares withheld for taxes	7	—	(789)	—	—	(789)
Sale of shares by Deferred Compensation Trust	—	—	(514)	514	—	—
Net income	—	—	—	—	86,316	86,316
Balance at September 30, 2025	26,643	$27	$303,268	$(8,904)	$2,231,636	$2,526,027

See accompanying notes to condensed consolidated financial statements.

Saia, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

(unaudited)

	Nine Months
	2026	2025
	(in thousands)
Operating Activities:
Net income	$235,574	$207,517
Noncash items included in net income:
Depreciation and amortization	190,505	185,626
Deferred income taxes	22,733	68,061
Other, net	25,888	6,101
Changes in operating assets and liabilities:
Accounts receivable	(112,900)	(48,268)
Accounts payable	33,045	10,482
Change in other assets and liabilities, net	85,910	28,146
Net cash provided by operating activities	480,755	457,665
Investing Activities:
Acquisition of property and equipment	(239,443)	(467,814)
Proceeds from disposal of property and equipment	3,558	21,736
Other	7,939	(8,394)
Net cash used in investing activities	(227,946)	(454,472)
Financing Activities:
Repayments of revolving credit facility	(312,000)	(833,000)
Borrowings of revolving credit facility	249,000	857,000
Proceeds from stock option exercises	427	2,463
Shares withheld for taxes	(6,455)	(8,534)
Repayment of finance leases	(980)	(5,095)
Net cash (used in) provided by financing activities	(70,008)	12,834
Net Increase in Cash and Cash Equivalents	182,801	16,027
Cash and Cash Equivalents, beginning of period	19,720	19,473
Cash and Cash Equivalents, end of period	$202,521	$35,500

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

The condensed consolidated financial statements have been prepared by the Company without audit by the independent registered public accounting firm. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the condensed consolidated balance sheets, statements of operations, stockholders’ equity and cash flows for the interim periods included herein have been made. These interim condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, the instructions to Quarterly Report on Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from these statements. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Operating results for the quarter and nine months ended September 30, 2026 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 2026.

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

The typical transit time to complete a shipment is from one to five days. Billing for transportation services normally occurs after completion of the service and payment is generally due within 30 days after the invoice date. The Company recognizes revenue related to the Company’s LTL, brokered truckload and expedited transportation services ratably over the transit time of the shipment as it moves from origin to destination based on the transit status at the end of each reporting period.

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

The following table presents selected financial information with respect to the Company’s single reportable segment (in thousands):

	Third Quarter		Nine Months
	2026	2025	2026	2025
Revenue	$982,454	$839,644	$2,745,174	$2,444,334
Less:
Wages (a)	256,481	235,667	730,392	700,636
Salaries (a)	54,359	50,292	159,280	152,118
Purchased Transportation	90,410	59,329	239,718	176,877
Other Segment items (b)	394,815	311,055	1,108,272	939,730
Depreciation and Amortization	64,134	64,037	190,505	185,626
Interest Expense	2,034	4,483	6,656	13,510
Interest Income	(1,159)	(44)	(1,539)	(117)
Income Tax Expense	29,935	28,509	76,316	68,437

Segment and Consolidated Net Income	$91,445	$86,316	$235,574	$207,517

(a) Wages includes payroll costs for non-management employees generally paid on an hourly or per-mile basis. Salaries includes payroll costs for exempt employees.

(b) Other segment items include employees' benefits, fuel, operating expenses and supplies, operating taxes and licenses and claims and insurance.

(2) Computation of Earnings Per Share

The calculation of basic earnings per common share and diluted earnings per common share was as follows (in thousands, except per share amounts):

	Third Quarter		Nine Months
	2026	2025	2026	2025
Numerator:
Net income	$91,445	$86,316	$235,574	$207,517
Denominator:
Denominator for basic earnings per share–weighted average common shares	26,785	26,745	26,776	26,735
Dilutive effect of stock-based awards	30	45	31	49
Denominator for diluted earnings per share–adjusted weighted average common shares	26,815	26,790	26,807	26,784

Basic Earnings Per Share	$3.41	$3.23	$8.80	$7.76

Diluted Earnings Per Share	$3.41	$3.22	$8.79	$7.75

For the quarter ended September 30, 2026 there were 1,110 anti-dilutive stock-based awards. For the nine months ended September 30, 2026 there were no anti-dilutive stock-based awards. For the quarter and nine months ended September 30, 2025 there were 11,834 anti-dilutive stock-based awards.

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

(4) Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of September 30, 2026 and December 31, 2025, because of the relatively short maturity of these instruments. Based on the borrowing rates currently available to the Company for debt with similar terms and remaining maturities, the estimated fair value of total debt at September 30, 2026 and December 31, 2025 was $99.5 million and $164.8 million, respectively. The fair value of fixed rate debt is based on current market interest rates for similar types of financial instruments, reflective of level two inputs. The carrying value of the debt was $100.0 million and $164.0 million at September 30, 2026 and December 31, 2025, respectively.

(5) Debt and Financing Arrangements

At September 30, 2026 and December 31, 2025, debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Credit Arrangements, described below	$100,000	$163,000
Finance Leases	—	980
Total debt	100,000	163,980
Less: current portion of long-term debt	—	980
Long-term debt, less current portion	$100,000	$163,000

The Company’s liquidity needs arise primarily from capital investment in new equipment, land and structures, information technology and letters of credit and surety bonds required under insurance programs, as well as funding working capital requirements.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants, and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at September 30, 2026.

At September 30, 2026, the Company had no outstanding borrowings and outstanding letters of credit of $36.0 million under the Revolving Credit Facility. At December 31, 2025, the Company had $63.0 million of outstanding borrowings and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At September 30, 2026, the Company had $564.0 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at September 30, 2026.

At September 30, 2026 and December 31, 2025, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Principal Maturities of Long-Term Debt

The Company had $100.0 million outstanding under the Shelf Agreement as of September 30, 2026 and no other outstanding debt. All outstanding principal is due in 2029.

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

Third Quarter Overview

The Company’s operating revenue increased by 17.0 percent in the third quarter of 2026 compared to the same period in 2025. This increase was primarily due to higher fuel surcharge revenue as a result of higher diesel fuel prices, an 8.1 percent increase in LTL pounds per shipment and pricing actions resulting in a 5.8 percent increase in LTL revenue per shipment, excluding fuel surcharges. LTL revenue per shipment increased 16.1 percent to $405.27 compared to the prior year third quarter.

Consolidated operating income was $122.3 million for the third quarter of 2026 compared to $118.6 million for the third quarter of 2025. The operating ratio (operating expenses divided by operating revenue) was 87.6 percent in the third quarter of 2026 compared to 85.9 percent in the third quarter of 2025. The third quarter 2025 results include a real estate gain of $16.4 million and a real estate impairment loss of $1.9 million. Excluding these items, operating income for the third quarter of 2026 increased by $18.2 million and operating ratio was flat, year over year. Diluted earnings per share were $3.41 for the third quarter of 2026 compared to $3.22 in the prior year quarter. The Company generated $480.8 million in net cash provided by operating activities in the first nine months of 2026 compared with $457.7 million in the same period last year.

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

Our business is closely correlated with non-service sectors of the general economy. Our business also is impacted by a number of other factors and risks as discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part II, Item 1A., “Risk Factors.” The key factors that affect our operating results are the number of shipments transported through our network, as measured by our average daily shipments and tonnage; the prices we obtain for our services, as measured by revenue per shipment and revenue per hundredweight (a measure of yield), whether including or excluding fuel surcharge revenue; our ability to manage our cost structure for capital expenditures and operating expenses such as salaries, wages and employees’ benefits; purchased transportation; claims and insurance expense; fuel and maintenance; and our ability to match operating costs to shifting volume levels.

Results of Operations

Saia, Inc. and Subsidiaries

Selected Results of Operations and Operating Statistics

For the quarters ended September 30, 2026 and 2025

(unaudited)

			Percent
			Variance
	2026	2025	'26 v. '25
	(in thousands, except ratios, workdays, revenue per hundredweight, revenue per shipment, pounds per shipment and length of haul)
Operating Revenue	$982,454	$839,644	17.0%
Operating Expenses:
Salaries, wages and employees’ benefits	447,708	401,058	11.6
Purchased transportation	90,410	59,329	52.4
Fuel and other operating expenses	257,911	196,610	31.2
Depreciation and amortization	64,134	64,037	0.2
Operating Income	122,291	118,610	3.1
Adjusted Operating Income[1]	122,291	104,107	17.5
Operating Ratio	87.6%	85.9%
Adjusted Operating Ratio[1]	87.6%	87.6%
Nonoperating Expense	911	3,785	(75.9)

Working Capital (as of September 30, 2026 and 2025)	322,020	201,090
Cash Flows provided by Operating Activities (year to date)	480,755	457,665
Net Acquisitions of Property and Equipment (year to date)	235,885	446,078

Saia LTL Freight Operating Statistics:
Workdays	64	64
LTL Tonnage	1,722	1,581	8.9
LTL Shipments	2,351	2,333	0.8
LTL Revenue per hundredweight	$27.66	$25.76	7.4
LTL Revenue per hundredweight, excluding fuel surcharge	$21.25	$21.72	(2.2)
LTL Revenue per shipment	$405.27	$349.07	16.1
LTL Revenue per shipment, excluding fuel surcharge	$311.34	$294.35	5.8
LTL Pounds per shipment	1,465	1,355	8.1
LTL Average length of haul[2]	885	894	(1.0)

1 Adjusted Operating Income and Adjusted Operating Ratio are non-GAAP financial measures and should not be considered alternatives, or superior to, the most directly comparable GAAP financial measures. The Company’s management believes these financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. Adjusted Operating Income and Adjusted Operating Ratio are reconciled to the most directly comparable GAAP financial measures under "Non-GAAP Financial Disclosure and Reconciliation," below.

2 In miles.

Quarter and nine months ended September 30, 2026 compared to quarter and nine months ended September 30, 2025

Revenue and volume

Consolidated operating revenue for the quarter ended September 30, 2026 increased by 17.0 percent compared to the third quarter of 2025 to $982.5 million primarily as a result of an increase in fuel surcharge revenue, higher LTL pounds per shipment and pricing actions. For the third quarter of 2026, Saia’s LTL shipments increased 0.8 percent to 2.4 million shipments. LTL tonnage was up 8.9 percent to 1.7 million tons compared to the third quarter of 2025 partially as a result of targeted actions as a part of our general rate increases and continued pricing and mix optimization efforts. LTL revenue per shipment, excluding fuel surcharge, increased 5.8 percent to $311.34 for the third quarter of 2026 as a result of increased LTL pounds per shipment, pricing actions and changes in business mix. For the third quarter of 2026, approximately 75 percent of Saia’s operating revenue was subject to specific customer price negotiations that occur throughout the year. The remaining 25 percent of operating revenue was subject to a general rate increase. For customers subject to a general rate increase, Saia implemented 7.1 percent and 5.9 percent general rate increases on July 6, 2026 and October 1, 2025, respectively. Competitive dynamics, customer turnover and changes in shipment mix and volumes, among other things, may limit our ability to retain customer rate increases over time.

Operating revenue includes revenue from the Company’s fuel surcharge program. This program is designed to mitigate the Company’s exposure to volatility in diesel fuel prices by adjusting total freight charges to reflect changes in the national average diesel price. Fuel surcharges, which are typically updated weekly, are widely accepted within the LTL industry and represent a significant component of revenue and pricing structure. Although fuel surcharges are an important element of customer contract negotiations, they comprise only one aspect of total pricing, as customers may negotiate adjustments between base rates and fuel surcharges depending on individual contract terms. Fuel surcharge revenue as a percentage of operating revenue increased to 22.5 percent for the quarter ended September 30, 2026 compared to 15.2 percent for the quarter ended September 30, 2025, primarily as a result of increases in the average cost of diesel fuel.

For the nine months ended September 30, 2026, operating revenues were $2.7 billion, up 12.3 percent compared to the nine months ended September 30, 2025 as a result of an increase in fuel surcharge revenue, higher volumes and pricing actions. Fuel surcharge revenue as a percentage of operating revenue increased to 20.7 percent for the nine months ended September 30, 2026 compared to 15.0 percent for the nine months ended September 30, 2025, primarily as a result of increases in the average cost of diesel fuel.

Operating expenses and margin

Consolidated operating income was $122.3 million in the third quarter of 2026 compared to operating income of $118.6 million and adjusted operating income1 of $104.1 million in the third quarter last year. The increase is a result of increased revenue, partially offset by higher overall compensation levels, increased fuel costs and increased purchased transportation expense. The third quarter of 2026 operating ratio (operating expenses divided by operating revenue) was 87.6 percent compared to an operating ratio of 85.9 percent and an adjusted operating ratio1 of 87.6 percent for the same period in 2025.

Salaries, wages and employees’ benefits increased $46.7 million in the third quarter of 2026 compared to the third quarter of 2025. This change was primarily driven by increased compensation levels due to Company performance and Company-wide wage increases of approximately 3% in July 2026 and October 2025. Purchased transportation increased $31.1 million in the third quarter of 2026 compared to the third quarter of 2025 primarily due to an increase in purchased transportation usage as we continue to manage headcount to provide operating flexibility, in addition to an increase in cost per mile for purchased transportation related to increased fuel costs. Fuel, operating expenses and supplies increased by $47.0 million in the third quarter of 2026 compared to the third quarter of 2025 largely due to increased fuel costs. Claims and insurance expense in the third quarter of 2026 was $2.4 million lower than the third quarter of 2025 primarily due to lower claims activity. Depreciation and amortization expense increased $0.1 million in the third quarter of 2026 compared to the same period in 2025 due to ongoing investments in revenue equipment, our terminal network and technology, partially offset by certain assets becoming fully depreciated during 2026. Other operating losses (gains), net increased $15.1 million in the third quarter of 2026 compared to the third quarter of 2025 due to the gain on disposal of real estate of $16.4 million, partially offset by a real estate impairment loss of $1.9 million in the third quarter of 2025.

For the nine months ended September 30, 2026, consolidated operating income was $314.3 million, up 9.1 percent compared to operating income of $288.2 million and up 14.8% compared to adjusted operating income1 of $273.7 million for the nine months ended September 30, 2025. This increase in consolidated operating income during the first nine months of 2026 was the result of increased revenue, partially offset by higher overall compensation costs, increased fuel costs and increased purchased transportation expense.

Salaries, wages and employees’ benefits increased $94.1 million during the first nine months of 2026 compared to the same period last year. This change was primarily driven by higher compensation levels as a result of improved company performance and

1 This is a non-GAAP financial measure. Refer to “Non-GAAP Financial Disclosure and Reconciliation.”

Company-wide wage increases of approximately 3% in July 2026 and October 2025. Additionally, this change was driven by higher group health insurance costs, which increased by approximately $17.3 million related to elevated claims activity and average cost of claims. Purchased transportation increased $62.8 million for the first nine months of 2026 compared to the same period in the prior year primarily due to an increase in purchased transportation usage as we continue to manage headcount to provide operating flexibility, in addition to an increase in cost per mile for purchased transportation related to increased fuel costs. Fuel, operating expenses and supplies increased $90.9 million during the first nine months of 2026 compared to the same period last year largely due to increased fuel costs. During the first nine months of 2026, claims and insurance expense was $0.6 million higher than the same period last year primarily due to increased insurance premiums and claim activity over the first nine months of the year. Depreciation and amortization expense increased $4.9 million during the first nine months of 2026 compared to the same period in 2025 due to investments in revenue equipment, our terminal network and technology. Other operating losses (gains), net increased $17.6 million for the first nine months of 2026 compared to the same period last year due to the gain on disposal of real estate of $16.4 million, partially offset by a real estate impairment loss of $1.9 million in the third quarter of 2025.

Other

Interest expense for the quarter and nine months ended September 30, 2026 was lower than the same periods in 2025 due to lower average borrowings under our credit arrangements in the current year.

Interest income for the quarter and nine months ended September 30, 2026 was higher than the same periods in 2025 due to increased average interest-bearing deposit balances in the current year.

The effective tax rate was 24.7 percent and 24.8 percent for the quarters ended September 30, 2026 and 2025, respectively.

Net income was $91.4 million, or $3.41 per diluted share, in the third quarter of 2026 compared to net income of $86.3 million, or $3.22 per diluted share and $2.81 adjusted diluted earnings per share1, in the third quarter of 2025. Net income was $235.6 million, or $8.79 per diluted share, for the first nine months of 2026 compared to net income of $207.5 million, or $7.75 per diluted share and $7.34 adjusted diluted earnings per share1, for the first nine months of 2025.

Non-GAAP Financial Disclosure and Reconciliation

From time to time we supplement the reporting of our financial information determined under GAAP with certain non-GAAP financial measures. In this report, these include “adjusted” total operating expenses, “adjusted” operating income, “adjusted” diluted earnings per share and “adjusted” operating ratio. The Company’s management believes that certain non-GAAP financial measures provide a greater understanding of ongoing operations and enhance comparability of results with prior periods. The Company’s management believes that investors may use these non-GAAP financial measures to evaluate the Company’s financial performance without the impact of items that may obscure trends in the Company’s underlying performance. These disclosures should not be viewed as a substitute for financial measures determined in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. A gain from the sale of a terminal of $16.4 million and a loss on real estate impairment of $1.9 million was recorded during the third quarter of 2025. This resulted in a decrease in operating expenses and an increase in operating income of $14.5 million and an increase in diluted earnings per share of $0.41. The transactions increased diluted earnings per share by $0.54 on a pre-tax basis, partially offset by related income tax expense of $0.13. Additionally, this produced an improvement of 170 basis points in the operating ratio for the third quarter of 2025. The terminal sale occurred as the result of management’s efforts towards expanding door count by replacing a smaller facility with a larger facility better positioned to successfully support the Company’s overall strategy. The impairment loss came as a result of management's continued assessment of the recoverability of property and equipment.

1This is a non-GAAP financial measure. Refer to “Non-GAAP Financial Disclosure and Reconciliation.”

Saia, Inc. and Subsidiaries
Reconciliation of Certain GAAP and Non-GAAP Statement of Operations Items and Ratios
For the Quarters and Nine Months Ended September 30, 2026 and 2025
(Amounts in thousands, except per share data and operating ratio)
(Unaudited)
	Third Quarter		Nine Months
	2026	2025	2026	2025
Total operating expenses (GAAP)	$860,163	$721,034	$2,430,865	$2,156,157
Add: Net total operating expense impact of Gain on Real Estate Disposal and Impairment of Real Estate	-	14,503	-	14,503
Adjusted total operating expenses (Non-GAAP)	$860,163	$735,537	$2,430,865	$2,170,660

Operating Income (GAAP)	$122,291	$118,610	$314,309	$288,177
Less: Net Operating Income impact of Gain on Real Estate Disposal and Impairment of Real Estate	-	(14,503)	-	(14,503)
Adjusted operating income (Non-GAAP)	$122,291	$104,107	$314,309	$273,674

Diluted earnings per share (GAAP)	$3.41	$3.22	$8.79	$7.75
Less: Net Diluted earnings per share impact of Gain on Real Estate Disposal and Impairment of Real Estate (1)	-	(0.41)	-	(0.41)
Adjusted diluted earnings per share (Non-GAAP)	$3.41	$2.81	$8.79	$7.34

Operating Ratio (2)	87.6%	85.9%	88.6%	88.2%
Add: Net Operating Ratio impact of Gain on Real Estate Disposal and Impairment of Real Estate	-	1.7%	-	0.6%
Adjusted operating ratio	87.6%	87.6%	88.6%	88.8%

(1)	The transactions increased diluted earnings per share by $0.54 on a pre-tax basis, partially offset by related income tax expense of $0.13.

(2)	Operating Ratio is total operating expenses divided by operating revenue, using the underlying unrounded amounts.

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

Effective July 1, 2026, the Company implemented a market competitive salary and wage increase for all employees, excluding executives. The increase was approximately 3%, and the Company anticipates the impact will be partially offset by productivity and efficiency gains.

On October 29, 2026, the Company announced that the board of directors approved a stock repurchase program authorizing the Company to repurchase up to $250 million of outstanding common stock. The program is effective immediately and permits shares of common stock to be repurchased from time to time at management’s discretion through a variety of methods, including a 10b5-1 trading plan, open market purchases, privately negotiated transactions, or other transactions permitted by applicable securities laws and regulations. The timing and amount of repurchases will depend on market conditions and other factors, including business conditions, alternative investment opportunities, funding considerations, and other matters considered relevant by management and the board of directors. The stock repurchase program has no expiration date, does not obligate the Company to acquire a specified number of shares, and may be suspended, modified or terminated by the Company at any time, without prior notice.

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

Working capital/capital expenditures

Working capital at September 30, 2026 was $322.0 million, an increase from $201.1 million at September 30, 2025.

Current assets at September 30, 2026 increased by $211.7 million as compared to September 30, 2025, driven by an increase in cash and cash equivalents of $167.0 million and an increase in accounts receivable of $72.4 million, partially offset by a decrease in income tax receivable of $35.3 million. Current liabilities increased by $90.8 million at September 30, 2026 compared to September 30, 2025 largely due to an increase in accounts payable of $50.6 million and an increase in wages, vacation and employees‘ benefits of $21.1 million.

A summary of our cash activity is presented below:

	Nine Months
	2026	2025
	(in thousands)
Cash and Cash Equivalents, beginning of period	$19,720	$19,473
Net cash flows provided by (used in):
Operating activities	480,755	457,665
Investing activities	(227,946)	(454,472)
Financing activities	(70,008)	12,834
Net Increase in Cash and Cash Equivalents	182,801	16,027
Cash and Cash Equivalents, end of period	$202,521	$35,500

Cash flows provided by operating activities were $480.8 million for the nine months ended September 30, 2026 versus $457.7 million for the nine months ended September 30, 2025 largely driven by changes in other operating assets and liabilities, net, higher net income and increased accounts payable, partially offset by increased accounts receivable and a decreased deferred income tax provision compared to the same period in 2025. For the nine months ended September 30, 2026, net cash used in investing activities was $227.9 million compared to $454.5 million in the same period last year, a $226.6 million decrease. This decrease resulted primarily from a decrease in revenue equipment acquisitions during 2026. For the nine months ended September 30, 2026, net cash used in financing activities was $70.0 million compared to net cash provided by financing activities of $12.8 million during the same period last year, as a result of repayments of indebtedness during the current period.

The Company has historically generated cash flows from operations to fund a large portion of its capital expenditure requirements. The Company believes it has adequate sources of capital to meet short-term liquidity needs through its cash on hand, operating cash flows and availability under its revolving credit facility, discussed below. Future operating cash flows are primarily dependent upon the Company’s profitability and its ability to manage its working capital requirements.

The table below sets forth our net capital expenditures for property and equipment for the nine-month period ended September 30, 2026 and the year ended December 31, 2025 (in millions):

	Nine Months	Year
	2026	2025
	(in millions)
Land and structures, net	$85.2	$188.7
Revenue equipment, net	133.5	312.0
Technology and other, net	17.2	43.4
Total	$235.9	$544.1

The Company currently anticipates that net capital expenditures in 2026 will be approximately $350 million, subject to ongoing evaluation of market conditions. Anticipated capital expenditures for the remainder of the year include normal replacement cycles of revenue equipment, investments in technology and revenue equipment, and real estate investments to support our growth initiatives. Net capital expenditures were $235.9 million in the first nine months of 2026. Approximately $59.9 million of the 2026 remaining capital budget was committed as of September 30, 2026.

Credit Arrangements

Revolving Credit Facility

The Company is a party to an unsecured credit agreement with its banking group (the Revolving Credit Facility) that was amended in December 2024. The amendment increased commitments under the Revolving Credit Facility by $300 million to an aggregate commitment of $600 million and expanded the accordion feature, subject to certain conditions and availability of lender commitments, from $150 million to $300 million. This amendment also extended the maturity date of the Revolving Credit Facility from February 3, 2028, to December 9, 2029. Borrowings under the Revolving Credit Facility bear interest at the Company’s election at a variable rate equal to (a) one, three or six month term SOFR (the forward-looking secured overnight financing rate) plus 0.10%, or (b) an alternate base rate, in each case plus an applicable margin. Additionally, the amendment adjusted the applicable margin such that it is now between 1.25% and 2.00% per annum for term SOFR loans and between 0.25% and 1.00% per annum for alternate base rate loans, in each case based on the Company’s consolidated net lease adjusted leverage ratio. The amendment also modified the fees that the Company accrues based on the daily unused portion of the credit facility, which will now range between 0.175% and 0.30% based on the Company’s consolidated net lease adjusted leverage ratio. The Revolving Credit Facility contains certain customary representations and warranties, affirmative and negative covenants and provisions relating to events of default. Under the Revolving Credit Facility, if an event of default occurs, the banks will be entitled to take various actions, including the acceleration of amounts due. Under the Revolving Credit Facility, the Company is subject to a maximum consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00 with the potential to be temporarily increased in the event the Company makes an acquisition that meets certain criteria. The Company was in compliance with its debt covenants under the Revolving Credit Facility at September 30, 2026.

As of September 30, 2026 the Company had no outstanding borrowings and outstanding letters of credit of $36.0 million under the Revolving Credit Facility. As of December 31, 2025, the Company had $63.0 million of outstanding borrowings and outstanding letters of credit of $36.4 million under the Revolving Credit Facility. At September 30, 2026, the Company had $564.0 million in availability under the Revolving Credit Facility.

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

The Shelf Agreement requires that the Company maintain a consolidated net lease adjusted leverage ratio of less than 3.50 to 1.00, with limited exceptions. The Shelf Agreement also contains certain customary representations and warranties, affirmative and negative covenants and provisions related to events of default. Upon the occurrence and continuance of an event of default, the holders of notes issued under the Shelf Agreement may require immediate payment of all amounts owing under such notes. The Company was in compliance with its debt covenants under the Shelf Agreement at September 30, 2026.

At September 30, 2026 and December 31, 2025, the Company had outstanding notes under the Shelf Agreement of $100.0 million.

Contractual Obligations

Contractual obligations for the Company are comprised of lease agreements, purchase obligations and long-term debt obligations. Contractual obligations for operating leases at September 30, 2026 totaled $199.8 million, including operating leases with original maturities of less than one year, which are not recorded in our consolidated balance sheet in accordance with U.S. generally accepted accounting principles. For the remainder of 2026, $1.9 million of interest payments are anticipated based on borrowings and commitments outstanding at September 30, 2026. See Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q. Total purchase obligations, including those that extend beyond the current year, at September 30, 2026 were $83.3 million, including commitments of $82.6 million for capital expenditures. As of September 30, 2026, the Revolving Credit Facility had no outstanding principal balance and the Shelf Agreement had $100.0 million outstanding principal balance.

Other commercial commitments of the Company typically include letters of credit and surety bonds required for collateral towards insurance agreements. As of September 30, 2026 the Company had total outstanding letters of credit of $36.0 million and $67.5 million in surety bonds.

The Company has accrued approximately $3.3 million for uncertain tax positions and $0.6 million for interest and penalties related to the uncertain tax positions as of September 30, 2026. At September 30, 2026, the Company has accrued $130.4 million for claims and insurance liabilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to a variety of market risks including the effects of interest rates and diesel fuel prices. To help mitigate our risk to rising diesel fuel prices, the Company has an established fuel surcharge program. The detail of the Company’s debt structure is more fully described in Note 5, “Debt and Financing Arrangements,” of the accompanying unaudited condensed consolidated financial statements in this Form 10-Q. There have been no material changes to our quantitative and qualitative disclosures about market risk contained in our Annual Report on Form 10-K for the year ended December 31, 2025. The reader should refer to our 2025 Annual Report on Form 10-K for full quantitative and qualitative disclosures about market risk.

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is recorded, processed, summarized and reported timely. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting which consists of control processes designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements in accordance with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds —

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may Yet be Purchased under the Plans or Programs
July 1, 2026 through
July 31, 2026 (2)	590	$351.09	—	$—
August 1, 2026 through
August 31, 2026 (3)	480	$360.76	—	—
September 1, 2026 through
September 30, 2026 (4)	430	$333.75	—	—
Total	1,500		—

(1)

Any shares purchased by the Saia, Inc. Executive Capital Accumulation Plan are open market purchases. For more information on the Saia, Inc. Executive Capital Accumulation Plan, see the Registration Statement on Form S-8 (No. 333-155805) filed on December 1, 2008.

(2)	The Saia, Inc. Executive Capital Accumulation Plan had no sales of Saia stock during the period of July 1, 2026 through July 31, 2026.
(3)	The Saia, Inc. Executive Capital Accumulation Plan sold 3,615 shares of Saia stock at an average price of $383.85 during the period of August 1, 2026 through August 31, 2026.
(4)	The Saia, Inc. Executive Capital Accumulation Plan sold 786 shares of Saia stock at an average price of $353.80 during the period of September 1, 2026 through September 30, 2026.

Item 5. Other Information — During the three months ended September 30, 2026, none of our directors or Section 16 officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Securities Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit
Number	Description of Exhibit

3.1	Second Amended and Restated Certificate of Incorporation of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on May 1, 2024).

3.2	Amended and Restated By-laws of Saia, Inc. (incorporated herein by reference to Exhibit 3.1 of Saia, Inc.’s Form 8-K (File No. 0-49983) filed on July 29, 2008).

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Saia, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 (unaudited), (ii) Condensed Consolidated Statements of Operations for the quarters and nine months ended September 30, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statements of Stockholders’ Equity for the quarters and nine months ended September 30, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 (unaudited), and (v) the Notes to Condensed Consolidated Financial Statements (unaudited). XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

104	The cover page from Saia’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAIA, INC.

Date: October 29, 2026	/s/ Matthew J. Batteh
Matthew J. Batteh
Executive Vice President and Chief Financial Officer